Form 10-Q
period 2018-04-30
DOCUSIGN INC
filed 2018-06-08
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-38465
______________________________________
DOCUSIGN, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware (State or Other Jurisdictions of Incorporation)		91-2183967 (I.R.S. Employer Identification Number)

221 Main St., Suite 1000 San Francisco, California (Address of Principal Executive Offices and Zip Code)

(415) 489-4940 (Registrant’s Telephone Number, Including Area Code)
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has 156,585,256 common shares, par value $0.0001, outstanding at May 31, 2018.

DOCUSIGN, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

▪	our ability to effectively sustain and manage our growth and future expenses, and our ability to achieve and maintain future profitability;

▪	our ability to attract new customers and to maintain and expand our existing customer base;

▪	our ability to scale and update our platform to respond to customers’ needs and rapid technological change;

▪	the effects of increased competition on our market and our ability to compete effectively;

▪	our ability to expand our operations and increase adoption of our platform internationally;

▪	our ability to maintain, protect and enhance our brand;

▪	the sufficiency of our cash and cash equivalents to satisfy our liquidity needs;

▪	our failure or the failure of our platform of services to comply with applicable industry standards, laws, and regulations;

▪	our ability to attract large organizations as users;

▪	our ability to maintain our corporate culture;

▪	our ability to offer high-quality customer support;

▪	our ability to hire, retain and motivate qualified personnel;

▪	our ability to identify targets for, execute on and realize the benefits of potential acquisitions;

▪	our ability to estimate the size and potential growth of our target market; and

▪	our ability to maintain proper and effective internal controls.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	April 30, 2018	January 31, 2018
Assets
Current assets
Cash and cash equivalents	$269,429	$256,867
Restricted cash	367	569
Accounts receivable	104,128	123,750
Contract assets—current	12,030	14,260
Prepaid expense and other current assets	29,779	23,349
Total current assets	415,733	418,795
Property and equipment, net	60,095	63,019
Goodwill	36,074	37,306
Intangible assets, net	11,278	14,148
Deferred contract acquisition costs—noncurrent	78,401	75,535
Other assets—noncurrent	12,891	11,170
Total assets	$614,472	$619,973
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$13,269	$23,713
Accrued expenses	19,023	15,734
Accrued compensation	33,905	50,852
Contract liabilities—current	282,470	270,188
Deferred rent—current	1,811	1,758
Other liabilities—current	12,017	11,574
Total current liabilities	362,495	373,819
Contract liabilities—noncurrent	8,065	7,736
Deferred rent—noncurrent	22,862	23,044
Deferred tax liability—noncurrent	2,505	2,511
Other liabilities—noncurrent	4,419	4,010
Total liabilities	400,346	411,120
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value; 100,603,444 shares authorized; 100,226,099 shares issued and outstanding, $548,910 liquidation preference as of April 30, 2018 and January 31, 2018	547,854	547,501
Stockholders’ deficit
Common stock, $0.0001 par value; 205,000,000 shares authorized, 36,775,658 shares outstanding as of April 30, 2018; 185,000,000 shares authorized, 35,699,843 shares outstanding as of January 31, 2018	4	4
Additional paid-in capital	438,200	160,265
Accumulated other comprehensive income	1,075	3,403
Accumulated deficit	(773,007)	(502,320)
Total stockholders’ deficit	(333,728)	(338,648)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$614,472	$619,973
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,
(in thousands, except share and per share data)	2018	2017
Revenue:
Subscription	$148,198	$106,847
Professional services and other	7,610	6,651
Total revenue	155,808	113,498
Cost of revenue:
Subscription	32,438	19,293
Professional services and other	25,856	7,831
Total cost of revenue	58,294	27,124
Gross profit	97,514	86,374
Operating expenses:
Sales and marketing	191,085	64,691
Research and development	70,870	22,708
General and administrative	103,117	18,239
Total expenses	365,072	105,638
Loss from operations	(267,558)	(19,264)
Interest expense	(193)	(151)
Interest income and other (expense), net	(2,228)	(110)
Loss before provision for (benefit from) income taxes	(269,979)	(19,525)
Provision for (benefit from) income taxes	708	(143)
Net loss	$(270,687)	$(19,382)
Net loss per share attributable to common stockholders, basic and diluted	$(7.46)	$(0.66)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,334,395	29,761,804

Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	(2,328)	1,396
Comprehensive loss	$(273,015)	$(17,986)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$9,955	$238
Cost of revenue—professional services	16,045	235
Sales and marketing	112,481	2,705
Research and development	47,268	1,391
General and administrative	84,045	3,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(270,687)	$(19,382)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,600	7,686
Amortization of deferred contract acquisition and fulfillment costs	9,246	7,013
Stock-based compensation expense	269,794	8,406
Deferred income taxes	(6)	(13)
Other	2,225	(803)
Changes in operating assets and liabilities
Accounts receivable	19,622	11,577
Contract assets	2,546	(38)
Prepaid expenses & other current assets	(6,519)	(5,570)
Deferred contract acquisition and fulfillment costs	(12,326)	(9,372)
Other assets	440	884
Accounts payable	(7,218)	(2,125)
Accrued expenses	3,302	(1,046)
Accrued compensation	(16,947)	(9,128)
Contract liabilities	12,611	13,027
Deferred rent	(129)	(2,202)
Other liabilities	438	389
Net cash provided by (used in) operating activities	14,992	(697)
Cash flows from investing activities:
Purchases of property and equipment	(6,184)	(6,770)
Net cash used in investing activities	(6,184)	(6,770)
Cash flows from financing activities:
Proceeds from the exercise of stock options	7,815	5,830
Payment of deferred offering costs	(2,194)	—
Net cash provided by financing activities	5,621	5,830
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,069)	484
Net increase (decrease) in cash, cash equivalents and restricted cash	12,360	(1,153)
Cash, cash equivalents and restricted cash at beginning of period	257,436	191,244
Cash, cash equivalents and restricted cash at end of period	$269,796	$190,091

Supplemental disclosure:
Cash paid for interest	$144	$142
Cash paid for taxes	1,516	171
Non-cash investing and financing activities:
Property and equipment in accounts payable and other accrued liabilities	$3,238	$1,880
Accretion of preferred stock	353	355
Deferred offering costs in accounts payable and other accrued liabilities	1,173	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

DOCUSIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Summary of Significant Accounting Policies

Organization and Description of Business

DocuSign, Inc. (“we,” “our,” or “us”) was incorporated in the State of Washington in April 2003. We merged with and into DocuSign, Inc., a Delaware corporation, in March 2015.

We provide a platform that enables businesses of all sizes to digitally prepare, execute and act on agreements, thereby simplifying and accelerating the process of doing business.

Basis of Presentation and Principles of Consolidation

Our condensed consolidated financial statements include the accounts of DocuSign, Inc. and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our prospectus dated April 26, 2018, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-223990) (“Prospectus”).

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of January 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019.

Our fiscal year ends on January 31. References to fiscal 2019, for example, are to the fiscal year ending January 31, 2019.

Other than described below, there have been no changes to our significant accounting policies described in our Prospectus that have had a material impact on our consolidated financial statements and related notes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include those related to the allocation of revenue between recognized and deferred amounts, allowance for bad debts, goodwill, intangible assets, deferred contract acquisition costs, customer benefit period, fair value of financial instruments, valuation of stock-based compensation, valuation of common stock, valuation of warrant liabilities and the valuation allowance for deferred income taxes.

Stock-Based Compensation
Compensation cost for all stock-based awards, including stock options and restricted stock units ("RSUs"), is measured at fair value on the date of grant and recognized over the service period. The fair value of stock options is estimated on the date of grant using a Black-Scholes model. The fair value of RSUs is estimated on the date of grant based on the fair value of our underlying common stock.

We recognize compensation expense for stock options on a straight-line basis over the requisite service period. Compensation expense for RSUs granted prior to January 31, 2018, is amortized on a graded basis over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur. The liquidity event condition was satisfied upon the effectiveness of our registration statement on Form S-1 ("IPO Registration Statement") on April 26, 2018. On that date we recorded a cumulative stock-based compensation expense of $262.8 million using the accelerated attribution method for all the RSUs, for which the service condition has been fully satisfied as of April 26, 2018. The remaining unrecognized stock-based compensation expense related to the RSUs will be recorded over their remaining requisite service periods. All RSUs granted after January 31, 2018 vest on the satisfaction of service-based condition only. We recognize compensation expense for such RSUs on a straight-line basis over the requisite service period.

Compensation expense is recognized net of forfeitures that are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

We account for equity instruments issued to non-employees at fair value of the consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur. Compensation expense related to stock-based awards issued to non-employees was $0.7 million and $0.3 million for the three months ended April 30, 2018 and 2017.

Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") No. 2016-02, Leases (Topic 842), which supersedes current guidance related to accounting for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for public entities for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The ASU can be adopted using either full or modified retrospective approach. We are evaluating the new guidance and assessing the potential impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). As the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for annual and interim reporting periods beginning after December 15, 2018 for all entities. The amendments are to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted. The adoption of the standard is not expected to have a material impact on our consolidated financial statements.

Note 2.    Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 95% and 94% of our revenue for the three months ended April 30, 2018 and 2017.

The typical subscription term is one to three years. Most of our subscription contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $405.7 million, which consists of both billed and unbilled consideration that we expect to recognize as subscription revenue. We expect to recognize 42% of the transaction price in the year ending January 31, 2019, in our consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

Note 3.    Fair Value Measurements
We carry certain assets and liabilities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs based on the observability as of the measurement date, is as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2	Observable inputs other than the quoted prices in active markets for identical assets and liabilities; and
Level 3	Unobservable inputs for which there is little or no market data, which require us to develop assumptions of what market participants would use in pricing the asset or liability.

The following table summarizes our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
April 30, 2018
Cash and cash equivalents
Money market funds	$123,081	$—	$—	$123,081
Other liabilities—noncurrent
Warrant liabilities	—	—	849	849

January 31, 2018
Cash and cash equivalents
Money market funds	$122,663	$—	$—	$122,663
Other liabilities—noncurrent
Warrant liabilities	—	—	445	445

Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase. We use quoted prices in active markets for identical assets or liabilities to determine fair value of our Level 1 investments in money market funds.

Warrant liabilities consisted of outstanding warrants to purchase 22,468 shares of our Series B-1 preferred stock. These warrants were issued in connection with a certain loan and securities agreement previously entered into with Silicon Valley Bank. We estimate the fair value of our warrant liability using the Black-Scholes pricing model. The significant unobservable inputs used in the fair value measurement of the redeemable convertible preferred stock warrant liability are the fair value of the underlying stock at the valuation date and the estimated term of the warrant. The fair value was $0.8 million as of April 30, 2018 and $0.4 million as of January 31, 2018. As the pricing of our initial public offering ("IPO") occurred on April 26, 2018, the fair value as of April 30, 2018 was based on the closing price of our publicly-traded common stock as of that date. We record gains and losses from revaluation of warrants to fair value in “Interest income and other income (expense), net” on our consolidated statements of operations and comprehensive loss.

All warrants to purchase shares of convertible preferred stock converted into 22,468 warrants to purchase common stock in connection with the closing of our IPO on May 1, 2018, subsequent to quarter end. See Note 13 for additional information.

Note 4.    Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	April 30, 2018	January 31, 2018
Computer and network equipment	$40,848	$54,087
Software, including capitalized software development costs	21,961	24,270
Furniture and office equipment	9,099	9,692
Leasehold improvements	36,667	37,494
	108,575	125,543
Less: Accumulated depreciation	(54,034)	(66,160)
	54,541	59,383
Work in progress	5,554	3,636
	$60,095	$63,019

Depreciation expense associated with property and equipment was $6.2 million and $5.1 million for the three months ended April 30, 2018 and 2017.

Note 5.    Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill for the three months ended April 30, 2018 were as follows (in thousands):

Balance at January 31, 2018	$37,306
Foreign currency translation	(1,232)
Balance at April 30, 2018	$36,074

Intangible assets consisted of the following:

	As of April 30, 2018
(in thousands)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	$19,694	$(17,299)	$2,395
Tradenames / trademarks	1,919	(1,384)	535
Customer contracts & related relationships	11,582	(6,987)	4,595
Certifications	6,917	(3,808)	3,109
Maintenance contracts & related relationships	1,498	(879)	619
	$41,610	$(30,357)	11,253
Cumulative translation adjustment			25
Total			$11,278

	As of January 31, 2018
(in thousands)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	$19,694	$(15,953)	$3,741
Tradenames / trademarks	1,919	(1,294)	625
Customer contracts & related relationships	11,582	(6,411)	5,171
Certifications	6,917	(3,462)	3,455
Maintenance contracts & related relationships	1,498	(804)	694
	41,610	(27,924)	13,686
Cumulative translation adjustment			462
Total			$14,148

Amortization of finite-lived intangible assets for the three months ended years ended April 30, 2018 and 2017 was as follows:

	Three Months Ended April 30,
(in thousands)	2018	2017
Cost of subscription revenue	$1,668	$1,697
Sales and marketing	765	840
	$2,433	$2,537

As of April 30, 2018, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment (in thousands):

Fiscal 2019, remainder	$5,093
Fiscal 2020	4,227
Fiscal 2021	1,933
Total	$11,253

Note 6.    Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $13.6 million and $16.1 million as of April 30, 2018 and January 31, 2018, of which $1.6 million and $1.9 million were noncurrent and included within "Other assets—noncurrent" on our consolidated balance sheets. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the three months ended April 30, 2018 and 2017, we recognized revenue of $112 million and $78.3 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 7.    Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition costs:

	Three Months Ended April 30,
(in thousands)	2018	2017
Beginning balance	$77,344	$57,271
Additions to deferred contract acquisition costs	11,969	7,657
Amortization of deferred contract acquisition costs	(8,788)	(6,503)
Ending balance	$80,525	$58,425

Deferred contract acquisition costs, current	$2,124	$1,185
Deferred contract acquisitions costs, noncurrent	78,401	57,240
Total	$80,525	$58,425

The following table represents our contract fulfillment costs, which include third-party service fees:

	Three Months Ended April 30,
(in thousands)	2018	2017
Beginning balance	$3,316	$788
Additions to deferred contract fulfillment costs	357	1,715
Amortization of deferred contract fulfillment costs	(458)	(510)
Ending balance	$3,215	$1,993

Deferred contract fulfillment costs, current	$1,188	$1,060
Deferred contract fulfillment costs, noncurrent	2,027	933
Total	$3,215	$1,993

Current deferred contract fulfillment costs are included in "Prepaid expense and other current assets" and noncurrent costs are included in "Other assets—noncurrent" on our consolidated balance sheets.

Note 8.    Commitments and Contingencies

Operating Leases

We lease office space under noncancelable operating lease agreements that expire at various dates through June 2027. Some operating leases contain escalation provisions for adjustments in the consumer price index. We are responsible for maintenance, insurance and property taxes. We recognize rent expense on a straight-line basis over the defined lease periods. Rent expense under operating leases amounted to $4.4 million for each of the three months ended April 30, 2018 and 2017.

The future minimum annual lease payments as of April 30, 2018, related to the lease agreements were as follows (in thousands):

Fiscal 2019, remainder	$13,457
Fiscal 2020	17,727
Fiscal 2021	16,067
Fiscal 2022	14,955
Fiscal 2023	15,298
Thereafter	38,871
Total minimum lease payments	$116,375

Other Obligations

As of April 30, 2018, we had unused letters of credit outstanding associated with our various operating leases totaling $9.9 million.

In May 2017, we entered in an enterprise partnership arrangement with a cloud infrastructure provider through the year ending January 31, 2021. Total noncancelable amounts under this agreement are $2.1 million in the remainder of fiscal 2019, $2.8 million in fiscal 2020 and $1.4 million in fiscal 2021.

Indemnification

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnifications is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of April 30, 2018 and 2017. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

Claims and Litigation

From time to time, we may be subject to legal proceedings, claims, and litigations made against us in the ordinary course of business. We are not currently a party to any legal proceedings or are aware of any pending or threatened litigations, that would have a material adverse effect to our financial condition, results of operations, or cash flows, should such litigation be resolved unfavorably.

Note 9. Stockholders' Deficit

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan ("2018 Plan"), the Amended and Restated 2011 Equity Incentive Plan (“2011 Plan”) and the Amended and Restated 2003 Stock Plan (“2003 Plan”).

Our board of directors adopted and our stockholders approved the 2018 Plan during the three months ended April 30, 2018. The 2018 Plan went into effect in April 2018, upon the effectiveness of the registration statement for our IPO. This plan serves as a successor to the 2011 Plan and 2003 Plan and provides for the grant of stock-based awards to our employees, directors and consultants. No additional awards under the 2011 Plan or 2003 Plan will be made as of the effective date of the 2018 Plan. Outstanding awards under these two plans continue to be subject to the terms and conditions of the respective plans.

Shares available for grant under the 2011 Plan that were reserved but not issued as of the effective date of the 2018 Plan were added to the reserves of the 2018 Plan. Any shares subject to outstanding awards originally granted under the 2011 Plan that: (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award shall become available for future issuance pursuant to the 2018 Plan. As of April 30, 2018, 19,231,517 shares were available for future issuance under the 2018 Plan.

The number of shares reserved under the 2018 Plan will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to (i) 5% of the total number of shares of our capital stock outstanding on January 31st of the preceding fiscal year or (ii) a lesser number of shares as determined by our board of directors.

Stock Options

Option activity for the three months ended April 30, 2018, was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Balances at January 31, 2018	19,831,715	$11.44	6.62	$152,754
Options granted	—
Options exercised	(1,075,815)	7.19
Options canceled/expired	(278,500)	11.24
Balances at April 30, 2018	18,477,400	$11.69	6.52	$497,823
Vested and expected to vest at April 30, 2018	17,998,946	$11.54	6.48	$487,637
Exercisable at April 30, 2018	13,867,931	$9.96	6.07	$397,652

As of April 30, 2018, our total unrecognized compensation cost related to stock option grants was $27.6 million. We expect to recognize this expense over the remaining weighted-average period of approximately 1.8 years.

RSUs

Substantially all the RSUs that we have issued through January 31, 2018 vest upon the satisfaction of both service-based and performance-based vesting conditions. The service-based condition is typically satisfied over a four-year service period. The performance-based condition related to these awards was satisfied upon the effectiveness of our IPO Registration Statement on April 26, 2018. On that date we recorded a cumulative stock-based compensation expense of $262.8 million using the accelerated attribution method for all the RSU with service condition fully satisfied. All RSUs granted after January 31, 2018 vest on the satisfaction of a service-based condition only.

RSU activity for the three months ended April 30, 2018, was as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2018	23,080,543	$17.54
Granted	1,036,698	29.00
Vested	(8,662,938)	17.61
Canceled	(453,038)	17.79
Unvested at April 30, 2018	15,001,265	$18.66

As of April 30, 2018, our total unrecognized compensation cost related to RSUs was $125.4 million. We expect to recognize this expense over the remaining weighted-average period of approximately 1.5 years.

2018 Employee Stock Purchase Plan

During the three months ended April 30, 2018, our board of directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). In April 2018, the 2018 ESPP went into effect upon the effectiveness of our IPO Registration Statement. A total of 3,800,000 shares of common stock were reserved for issuance under the 2018 ESPP. As of April 30, 2018, no shares of our common stock have been purchased under the 2018 ESPP. The number of shares reserved under the 2018 ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3,800,000 shares, or (iii) a lower number determined by our board of directors.

Note 10.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended April 30,
(in thousands, except share and per share data)	2018	2017
Numerator:
Net loss	$(270,687)	$(19,382)
Less: preferred stock accretion	(353)	(355)
Net loss attributable to common stockholders	$(271,040)	$(19,737)
Denominator:
Weighted-average common shares outstanding	36,334,395	29,761,804
Net loss per share attributable to common stockholders:
Basic and diluted	$(7.46)	$(0.66)

Potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended April 30,
	2018	2017
Convertible preferred stock as-converted	100,350,008	100,350,008
Stock options	18,477,400	26,065,347
Warrants to purchase convertible preferred stock	22,468	22,468
Warrants to purchase common stock	—	18,061
RSUs	15,001,265	—
Total antidilutive securities	133,851,141	126,455,884

The table above does not include 18,163,666 RSUs outstanding as of April 30, 2017, as these RSUs are subject to a performance condition that was not considered probable as of that period.

On May 1, 2018, after quarter end, we completed our IPO, in which we issued and sold 19,314,182 shares of common stock at price to the public of $29.00 per share. On that date, all our convertible preferred stock converted into 100,350,008 shares of common stock. These shares are included in our common stock outstanding as of that date. Refer to Note 13 for additional information.

Note 11.    Income Taxes

Our quarterly provision for income taxes is based on an estimated effective annual income tax rate. It includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Our provision for income taxes was $0.7 million for the three months ended April 30, 2018, compared to a tax benefit of $0.1 million for the three months ended April 30, 2017. The provision was primarily due to an increase in foreign tax expense, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

In December 2017, the TCJA was enacted into law. The new legislation contains several key tax provisions that affected us, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities and our valuation allowance against our net U.S. deferred tax assets. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act ("SAB 118"), added by the FASB to Income taxes (Topic 740) in February 2018, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As part of the transition to the new territorial tax system, the TCJA imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. Based on the current evaluation of our operations, no repatriation tax charge is anticipated due to negative earnings and profits in our foreign subsidiaries.

We recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in our consolidated financial statements for the year ended January 31, 2018. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take because of the TCJA. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the three months ended April 30, 2018, we did not make any adjustments to our provisional amounts included in our consolidated financial statements for the year ended January 31, 2018. Any adjustments are expected to be completed within the measurement period.

As of April 30, 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the Global Intangible Low-taxed Income ("GILTI") provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse because of the GILTI provisions in future periods or use the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for fiscal 2019.

We review the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for valuation allowances, on a quarterly basis. There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. We intend to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized.

As of April 30, 2018, our gross uncertain tax benefits totaled $7.8 million, including related accrued interest and penalties. As of April 30, 2018, $7.8 million of our uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized.

We are subject to taxation in the United States and various state and foreign jurisdictions. Earnings from international activities are subject to local country income tax. The material jurisdictions where we are subject to potential examination by taxing authorities include the United States, California and Israel. We are currently under an income tax examination by the Israel Tax Authority for tax years 2013 through 2016. We are not currently under audit by the Internal Revenue Service or any similar taxing authority in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

Note 12.    Geographic Information

We operate in one operating and one reportable segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is our chief operating decision maker.

Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. Revenues by geographic area were as follows:

	Three Months Ended April 30,
(in thousands)	2018	2017
United States	$129,814	$96,345
International	25,994	17,153
Total revenues	$155,808	$113,498

No single country other than the United States had revenues greater than 10% of total revenues for the three months ended April 30, 2018 and 2017.

Our property and equipment by geographic area were as follows:

(in thousands)	April 30, 2018	January 31, 2018
United States	$48,783	$51,023
International	11,312	11,996
Total property and equipment	$60,095	$63,019

Note 13.    Subsequent Events

Initial Public Offering

On May 1, 2018, after this quarter end, we completed our IPO, in which we issued and sold 19,314,182 shares of common stock at price to the public of $29.00 per share, including 3,255,000 shares of common stock purchased by our underwriters from the full exercise of the over-allotment option. Certain of our existing stockholders sold an additional 5,640,818 shares at the public offering price. We received net proceeds of $524.8 million after deducting underwriting discounts and commissions of $30.8 million and other offering expenses of $4.5 million. We did not receive any proceeds from the sale of shares by our stockholders.

Upon the completion of our IPO, all 100,226,099 shares of our convertible preferred stock automatically converted into an aggregate of 100,350,008 shares of our common stock; all our outstanding warrants to purchase shares of convertible preferred stock converted into 22,468 warrants to purchase shares of common stock with the related warrant liability of $0.8 million reclassified into additional paid-in capital; and our Amended and Restated Certificate of Incorporation was filed and went in effect authorizing a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock.

The unaudited pro forma condensed consolidated balance sheet is presented as if our IPO was completed on April 30, 2018, by applying adjustments to our historical condensed consolidated balance sheet. It reflects (1) the issuance of 19,314,182 shares of common stock for estimated net proceeds of $524.8 million (of which $2.8 million of offering costs were already included in the April 30, 2018 noncurrent asset balance), (2) conversion of all our convertible preferred stock into 100,350,008 shares of common stock, and (3) reclassification of the warrant liability of $0.8 million to additional paid-in capital upon the conversion of outstanding warrants to purchase shares of convertible preferred stock into warrants to purchase shares of common stock:

	Unaudited
	Actual	Pro Forma	Pro Forma
(in thousands)	April 30, 2018	Adjustments	April 30, 2018
Assets
Total current assets	$415,733	$527,576	$943,309
Total noncurrent assets	198,739	(3,682)	195,057
Total assets	$614,472	$523,894	$1,138,366
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Total liabilities	$400,346	$(2,578)	$397,768
Redeemable convertible preferred stock	547,854	(547,854)	—
Stockholders’ equity (deficit)
Common stock	4	12	16
Additional paid-in capital	438,200	1,074,314	1,512,514
Accumulated other comprehensive income	1,075	—	1,075
Accumulated deficit	(773,007)	—	(773,007)
Total stockholders’ equity (deficit)	(333,728)	1,074,326	740,598
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$614,472	$523,894	$1,138,366

Other

Our credit facility with Silicon Valley Bank of up to $80.0 million with a letter of credit sub-facility up to $15.0 million (as a sublimit of the revolving loan facility) and a swingline sub-facility up to $5.0 million (as a sublimit of the revolving loan facility) expired under its terms in May 2018, after this quarter end. We have not extended the credit facility as of the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our final prospectus dated April 26, 2018, or Prospectus, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act 1933, as amended, or the Securities Act (File No. 333-223990).  As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year ends January 31.

Executive Overview of First Quarter Results

Overview

DocuSign accelerates the process of doing business for companies and simplifies life for their customers and employees. We accomplish this by transforming the foundational element of business: the agreement.

As the core part of our broader platform for automating the agreement process, we offer the world’s #1 e-signature solution. Our platform has achieved widespread adoption by businesses of all sizes by enabling them to digitally prepare, execute and act on agreements.

We offer access to our software platform on a subscription basis and price such subscriptions based on the functionality required by our customers and the quantity of Envelopes provisioned. Similar to how physical agreements were mailed for signature in paper envelopes historically, an Envelope is a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, multiple Envelopes are used over the course of the process. For example, in the purchase or sale of a home, multiple Envelopes are used over the course of the home-buying process. To drive customer reach and adoption, we also offer for free certain limited-time or feature-constrained versions of our platform.

We offer access to our platform on a subscription basis and we generate substantially all our revenue from sales of subscriptions, which accounted for 95% and 94% of our revenue in the quarters ended April 30, 2018 and 2017. Our subscription fees include the use of our platform and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 5% and 6% of our total revenue in the quarters ended April 30, 2018 and 2017. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our platform, which helps to drive customer retention and expansion of the use of our platform.

We offer subscriptions to our platform to enterprise businesses, commercial businesses and very small businesses ("VSBs"), which include professionals, sole proprietorships and individuals. We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We offer more than 300 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning various industries and countries with no significant customer concentration. No single largest customer accounted for more than 3% of total revenue in each of the quarters ended April 30, 2018 and 2017.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs. We later expanded our focus to target enterprise customers by adding our first enterprise sales professionals in the year ended January 31, 2011. In the year ended January 31, 2013, we began to gain meaningful traction selling into new enterprise accounts with aggregate ACV exceeding $5 million. To demonstrate this growth over time, the number of our customers with greater than $300,000 in ACV has increased from approximately 30 as of January 31, 2013 to more than 200 customers as of April 30, 2018. Each of our customer types have different purchasing patterns. VSBs tend to become customers quickly with very little to no direct interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial results

▪	Total revenue was $155.8 million, an increase of 37% year-over-year.

▪	Total costs and expenses were $423.4 million, including stock-based compensation expense of $269.8 million.

▪	Loss from operations was $267.6 million.

▪	Net loss was $270.7 million.

▪	Cash provided by operating activities was $15.0 million.

▪	Capital expenditures were $6.2 million.

▪	Cash, cash equivalents and restricted cash were $269.8 million as of April 30, 2018.

Initial Public Offering

While our registration statement on Form S-1 (Registration No. 333-223990) ("IPO Registration Statement") related to our initial public offering ("IPO") was declared effective and our common stock began trading on the Nasdaq Global Select Market at the end April 2018, our IPO closed on May 1, 2018, after quarter end. As a result, our condensed consolidated financial statements as of April 30, 2018 and for the period then-ended do not reflect the sale of by us 19,314,182 shares at the IPO price of $29.00 for net proceeds to us of approximately $524.8 million, after underwriting discounts and commissions and offering expenses; the conversion of all outstanding shares of our convertible preferred stock into an aggregate of 100,350,008 shares of common stock; and the reclassification of our convertible preferred stock warrant liability to additional paid in capital in connection with the conversion of our outstanding convertible preferred stock warrants. Our condensed consolidated financial statements as of April 30, 2018 and for the period then-ended do reflect stock-based compensation expense of $262.8 million associated with RSUs, the service condition for which was met upon the effectiveness of our IPO Registration Statement.

Key Factors Affecting Our Performance

Growing Our Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of April 30, 2018, we had over 400,000 customers, including over 40,000 enterprise and commercial customers, as compared to over 300,000 customers and over 30,000 enterprise and commercial customers as of April 30, 2017. We define enterprise customers as companies generally included in the Global 2000. We generally define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses ("SMBs"), which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. VSBs nclude companies with fewer than 10 employees. We refer to total customers as all enterprise, commercial businesses and VSB customers.

We believe that our ability to increase the number of customers on our platform, particularly the number of enterprise and commercial customers, is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform, further developing our sales and marketing expertise, and continuing to build features tuned to different industry needs have expanded the diversity of our customer base to include organizations of all sizes across nearly every industry.

Retaining and Expanding Contracts with Existing Enterprise and Commercial Customers

Many of our customers have increased spend with us as they have expanded their use of our platform in both existing and new use cases across their front or back office operations. Our enterprise and commercial customers may start with just one-use case and gradually implement additional use cases across their organization once they see the benefits of the platform. Several of our largest enterprise customers have deployed our platform for hundreds of use cases across their organizations. We believe there is significant expansion opportunity with our customers following their initial adoption of our platform.

Increasing International Revenue

Our international revenues represented 17% and 15% in the three months ended April 30, 2018 and 2017. We started our international selling efforts in English-speaking common law countries, such as Canada, the UK and Australia, as we were able to leverage our core technologies in these jurisdictions since they have a similar approach to e-signature as the United States. We have since made significant investments to be able to offer our solutions in select civil law countries. For example, in Europe, we have Standards-Based Signature technology tailored for electronic IDentification, Authentication and trust Services ("eIDAS"). In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

We plan to increase our international revenue by leveraging and continuing to expand the investments we have already made in our technology, direct sales force, and strategic partnerships, as well as helping existing U.S.-based customers manage agreements across their international businesses. Additionally, we expect our strategic partnerships in key international markets, including our current relationships with SAP in Europe, to further growth.

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to continue to support further growth. This includes expanding our sales headcount and increasing our marketing initiatives. We also plan to continue to invest in expanding the functionality of our platform and underlying infrastructure and technology to meet the needs of our customers across industries.

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, professional services.

Subscription Revenue. Subscription revenue consists of fees for the use of our platform and our technical infrastructure and access to customer support, which includes phone or email support. We typically invoice customers in advance on an annual basis. We recognized subscription revenue ratably over the term of the contract subscription period beginning on the date access to our platform is provided, as long as all other revenue recognition criteria have been met.

Professional Services and Other Revenue. Professional services revenue includes fees associated with new customers requesting deployment and integration services. We price professional services on a time and materials basis and on a fixed fee basis. We generally have standalone value for our professional services and recognize revenue based on standalone selling price as services are performed or upon completion of services for fixed fee contracts. Other revenue includes amounts derived from sales of on-premises solutions.

Overhead Allocation

We allocate shared costs, such as facilities (including rent, utilities and depreciation on equipment shared by all departments), information technology, information security costs and recruiting to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category.

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily consists of expenses related to hosting our platform and providing support. These expenses consist of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs, as well as personnel costs for employees associated with our technical infrastructure and customer support. These expenses also consist of software and maintenance costs, third party hosting fees, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired intangible assets, credit card processing fees and allocated overhead. We expect our cost of revenue to continue to increase in absolute dollar amounts as we invest in our business.

Cost of Professional Services and Other Revenue. Cost of professional services and other revenue consists primarily of personnel costs for our professional services delivery team, travel related costs and allocated overhead.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors including our pricing, timing and amount of investment to maintain or expand our hosting capability, the growth of our platform support and professional services team, share-based compensation expenses, as well as amortization of costs associated with capitalized internal use software and acquired intangible assets and allocated overhead.

Operating Expenses

Our operating expenses consist of selling and marketing, research and development and general and administrative expenses.

Selling and Marketing Expense. Selling and marketing expense consists primarily of personnel costs, including sales commissions. These expenses also include expenditures related to advertising, marketing, promotional events and brand awareness activities, as well as allocated overhead. We expect selling and marketing expense to continue to increase in absolute dollars as we enhance our product offerings and implement marketing strategies.

Research and Development Expense. Research and development expense consists primarily of personnel costs. These expenses also include non-personnel costs, such as subcontracting, consulting and professional fees for third-party development resources and depreciation costs, as well as allocated overhead. Our research and development efforts focus on maintaining and enhancing existing functionality and adding new functionality. We expect research and development expense to increase in absolute dollars as we invest in the enhancement of our platform.

General and Administrative Expense. General and administrative expense consists primarily of employee-related costs for those employees associated with administrative services such as legal, human resources, information technology related to internal systems, accounting, and finance. These expenses also include certain third-party consulting services, certain facilities costs and allocated overhead.

Interest Expense

Interest expense consists primarily of commitment fees and amortization of costs related to our loan facility, which expired in May 2018. See Note 13 to our consolidated financial statements for additional information.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, consists primarily of interest earned on our cash and cash equivalents and foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum taxes in the United States, as well as certain tax benefits arising from acquisitions. We have a valuation allowance of our U.S. deferred tax assets, including U.S. net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future or until it becomes more likely than not that the benefit of our U.S. deferred tax assets will be realized by way of expected future taxable income in the U.S.

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended April 30,
(in thousands)	2018	2017
Revenue:
Subscription	$148,198	$106,847
Professional services and other	7,610	6,651
Total revenue	155,808	113,498
Cost of revenue:
Subscription	32,438	19,293
Professional services and other	25,856	7,831
Total cost of revenue	58,294	27,124
Gross profit	97,514	86,374
Operating expenses:
Sales and marketing	191,085	64,691
Research and development	70,870	22,708
General and administrative	103,117	18,239
Total expenses	365,072	105,638
Loss from operations	(267,558)	(19,264)
Interest expense	(193)	(151)
Interest income and other (expense), net	(2,228)	(110)
Loss before provision for (benefit from) income taxes	(269,979)	(19,525)
Provision for (benefit from) income taxes	708	(143)
Net loss	$(270,687)	$(19,382)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Three Months Ended April 30,
	2018	2017
Revenue:
Subscription	95%	94%
Professional services and other	5	6
Total revenue	100	100
Cost of revenue:
Subscription	21	17
Professional services and other	16	7
Total cost of revenue	37	24
Gross profit	63	76
Operating expenses:
Sales and marketing	123	57
Research and development	45	20
General and administrative	67	16
Total expenses	235	93
Loss from operations	(172)	(17)
Interest expense	—	—
Interest income and other (expense), net	(1)	—
Loss before provision for (benefit from) income taxes	(173)	(17)
Provision for (benefit from) income taxes	1	—
Net loss	(174)%	(17)%

The following discussion and analysis is for the three months ended April 30, 2018, compared to the same period in 2017, unless otherwise stated.

Revenue

	Three Months Ended April 30,
(in thousands)	2018	2017	% Change
Revenue:
Subscription	$148,198	$106,847	39%
Professional services and other	7,610	6,651	14%
Total revenue	$155,808	$113,498	37%

Subscription revenue increased $41.4 million, or 39%. Subscription revenue was 95% of total revenue in the three months ended April 30, 2018 and 94% in the three months ended April 30, 2017. The increase was primarily attributable to increases in subscription sales to new and existing customers. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality and attract new customers.

Professional services and other revenue increased by $1.0 million, or 14%, primarily due to increased engagement of professional services to support our growing customer base.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
(in thousands)	2018	2017	% Change
Cost of revenue:
Subscription	$32,438	$19,293	68%
Professional services and other	25,856	7,831	230%
Total cost of revenue	$58,294	$27,124	115%
Gross margin:
Subscription	78%	82%	(4	)pts
Professional services and other	(240)%	(18)%	(222	)pts
Total gross margin	63%	76%	(13	)pts

Cost of subscription revenue increased $13.1 million, or 68%, primarily due to:

▪
An increase of $9.7 million in stock-based compensation expense primarily driven by the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement; and

▪	An increase of $2.6 million in data center and other related operating costs to support our platform.

Cost of professional service and other revenue increased $18.0 million, or 230%, primarily due to:

▪
An increase of $15.8 million in stock-based compensation primarily driven by the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement; and

▪	An increase of $2.0 million in personnel costs primarily related to increased headcount in our professional services organization.

Sales and Marketing

	Three Months Ended April 30,
(in thousands, except for percentages)	2018	2017	% Change
Sales and marketing	$191,085	$64,691	195%
Percentage of revenue	123%	57%

Sales and marketing expenses increased $126.4 million, or 195%, primarily due to:

▪
An increase of $109.8 million in stock-based compensation expense, primarily driven by the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement;

▪	An increase of $8.7 million increase in personnel costs driven by increased headcount and higher commissions in line with higher sales;

▪	An increase of $3.4 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;

▪	An increase of $2.0 million in allocated overhead due to increased headcount and facility costs; and

▪	An increase of $1.3 million in travel costs to support the increase in the personnel.

Research and Development

	Three Months Ended April 30,
(in thousands, except for percentages)	2018	2017	% Change
Research and development	$70,870	$22,708	212%
Percentage of revenue	45%	20%

Research and development expenses increased $48.2 million, or 212%, primarily due to:

▪
An increase of $45.9 million in stock-based compensation expense, primarily driven by the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement; and

▪	An increase of $0.9 million in allocated overhead due to increased headcount and facility costs.

General and Administrative

	Three Months Ended April 30,
(in thousands, except for percentages)	2018	2017	% Change
General and administrative	$103,117	$18,239	465%
Percentage of revenue	67%	16%

General and administrative expenses increased $84.9 million, or 465%, primarily due to:

▪
An increase of $80.2 million in stock-based compensation expense, primarily driven by the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement;

▪	An increase of $3.8 million in professional fees, primarily driven by costs related to our IPO and preparation for operating as a public company, as well as higher audit and consulting costs; and

▪	An increase of $2.4 million in allocated overhead in line with the increase in headcount.

Interest Income and Other (Expense), Net

	Three Months Ended April 30,
(in thousands, except for percentages)	2018	2017	% Change
Interest income and other (expense), net	$(2,228)	$(110)	NM
Percentage of revenue	(1)%	—%

Interest income and other (expense), net, increased $2.1 million. The change was primarily due to foreign currency transaction losses driven by remeasurement of certain monetary transactions.

Provision for (Benefit from) Income Taxes

	Three Months Ended April 30,
(in thousands, except for percentages)	2018	2017	% Change
Provision for (benefit from) income taxes	$708	$(143)	(595)%
Percentage of revenue	1%	—%

Provision for (benefit from) income taxes changed by $0.9 million primarily due to higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.

Liquidity and Capital Resources

As of April 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $269.4 million, which were primarily bank deposits and money market funds. In May 2018, subsequent to quarter end, we received net proceeds of $524.8 million upon the completion of our IPO.

Since our inception, we have financed our operations primarily through private sales of equity securities as well as payments received from our customers. We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations of $15.0 million in the three months ended April 30, 2018, we have generated losses from operations in the past as reflected in our accumulated deficit of $773.0 million as of April 30, 2018. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets as accounts receivable prior to collection and contract liabilities. Our accounts receivable decreased by $19.6 million during the quarter ended April 30, 2018, which resulted in an $8.0 million increase in cash provided by operating activities. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Contract liabilities consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2018, we had contract liabilities of $290.5 million as compared to $277.9 million as of January 31, 2018. The increase in contract liabilities resulted in net cash provided by operating activities of $12.6 million. Therefore, our growth in billings to existing and new customers has a material net beneficial impact on our cash flows from operating activities, after consideration of the impact in our accounts receivable.

Our future capital requirements will depend on many factors including our growth rate, customer retention and expansion, the timing and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle our RSUs granted prior to the effective date of our IPO, as well as those we granted after such date. On the settlement dates for these RSUs, we plan to withhold shares and remit income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as a net settlement. To fund these withholding and remittance obligations, we expect to use a substantial portion of our existing cash. If we elect not to fully fund tax withholding and remittance obligations through cash or if we are unable to do so, we may choose to sell equity or debt securities or borrow funds under our credit facility, or rely on a combination of these alternatives. For additional information, see “Risk Factors—We anticipate spending substantial funds in connection with the tax liabilities that arise upon the initial settlement of RSUs. The manner in which we fund these expenditures may have an adverse effect on our financial condition."

Credit Facility

In May 2015, we signed a Senior Secured Credit Agreement with Silicon Valley Bank, or credit agreement, and a syndicate of other banks. The credit agreement extended a revolving loan facility of up to $80.0 million with a letter of credit sub-facility up to $15.0 million (as a sublimit of the revolving loan facility) and a swingline sub-facility up to $5.0 million (as a sublimit of the revolving loan facility). Our obligations under that agreement are secured by substantially all our assets. The facility required us to comply with certain financial and non-financial covenants.

The credit agreement contained certain affirmative and negative covenants, including a minimum liquidity covenant, a consolidated adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"), covenant, limits on our ability to incur additional indebtedness, dispose of assets, make restricted payments, including dividends, investments and distributions and certain other specifically-defined restrictions on our activities. We were in compliance with all credit agreement covenants as of April 30, 2018.

Borrowings under the facility bore interest at a base rate, as defined in the credit agreement, plus a margin of 2.5% to 4.0%. The facility was subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.3% and 0.3375% per annum on the daily undrawn balance. Interest rate margins and commitment fees are based on our liquidity.

As of April 30, 2018, there were no outstanding borrowings under the facility. The facility expired under its terms in May 2018, after quarter end. We have not entered into an extension of this facility as of the date of this filing.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2018	2017	$ Change
Net cash provided by (used in):
Operating activities	$14,992	$(697)	$15,689
Investing activities	(6,184)	(6,770)	586
Financing activities	5,621	5,830	(209)
Effect of foreign exchange on cash and cash equivalents	(2,069)	484	(2,553)
Net change in cash, cash equivalents and restricted cash	$12,360	$(1,153)	$13,513

Cash Flows from Operating Activities

We had positive cash flows from operating activities of $15.0 million for the three months ended April 30, 2018 as compared to negative cash flows of $0.7 million for the three months ended April 30, 2017, an increase of $15.7 million. This change was primarily due to increase of $267.6 million in non-cash expenses, partially offset by a $251.3 million increase in net loss. The increase in non-cash expenses was due to:

▪
An increase of $261.4 million in stock-based compensation expense, primarily related to the recognition of expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement;

▪	An increase of $3.0 million in other adjustments, primarily related to foreign currency losses during the three months ended April 30, 2018; and

▪	An increase of $2.2 million in amortization of deferred contract acquisition costs.

Net cash used in operating assets and liabilities increased by $0.6 million, primarily due to:

▪	An increase of $7.6 million in net cash provided from changes in contract liabilities and accounts receivable as our business continued to grow; partially offset by

▪
An increase of $7.8 million in net cash used in payments of accrued compensation driven by higher incentive compensation payments in the three months ended April 30, 2018 due to higher attainment and increase in headcount.

Cash Flows from Investing Activities

Cash used in investing activities decreased by $0.6 million for the three months ended April 30, 2018 as compared to the same prior year period. Our cash outflows during the two periods consist of purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities decreased by $0.2 million for the three months ended April 30, 2018 as compared to the same prior year period. We incurred cash outflows of $2.2 million for deferred offering costs related to our IPO. These outflows were partially offset by a $2.0 million increase in proceeds from exercises of stock options as more of our employees exercised their stock options.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of April 30, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$116.4	$13.5	$33.8	$30.2	$38.9
Enterprise partnership agreement	6.3	2.1	4.2	—	—
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.
As of April 30, 2018, we had unused letters of credit outstanding associated with our various operating leases totaling $9.9 million.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, business combinations and valuation of goodwill and other acquired intangible assets and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our Prospectus, except as described below.

Stock-Based Compensation

Substantially all of the RSUs that we have issued through January 31, 2018 vest upon the satisfaction of both service-based and performance-based vesting conditions. The service-based condition is typically satisfied over a four-year service period. The performance-based condition related to these awards was satisfied on the effectiveness of the registration statement for our IPO, which occurred on April 26, 2018. Upon the effectiveness of our IPO Registration Statement , we recognized $262.8 million in stock-based compensation expense related to RSUs, for which the service-based condition was satisfied as of such date. All RSUs granted after January 31, 2018 vest on the satisfaction of service-based condition only.

In the three months ended April 30, 2018, we recognized total stock-based compensation related to our RSUs of $264.7 million. As of April 30, 2018, we have approximately $125.4 million of unrecognized stock-based compensation expense related to our RSUs to be recognized over the remaining weighted-average period of approximately 1.5 years.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.

Non-GAAP Financial Measures and Other Key Metrics

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP measures to assist investors in seeing our financial performance using a management view, and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Non-GAAP gross profit, non-GAAP subscription gross profit, non-GAAP professional services and other gross profit, non-GAAP gross margin, non-GAAP income (loss) from operations, non-GAAP operating margin and non-GAAP net income (loss): We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, amortization of acquisition-related intangibles and, as applicable, other special items. We believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. We also view amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period.

Free cash flows: We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment, for operational expenses, investment in our business, and to make acquisitions. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

Billings: We define billings as total revenues plus the change in our contract liabilities and refund liability less contract assets and unbilled accounts receivable in a given period. Billings reflects sales to new customers plus subscription renewals and additional sales to existing customers. Only amounts invoiced to a customer in a given period are included in billings. We believe billings is a key metric to measure our periodic performance. Given that most of our customers pay in annual installments one year in advance, but we typically recognize a majority of the related revenue ratably over time, we use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers.

Reconciliation of gross profit and gross margin:

	Three Months Ended April 30,
(in thousands)	2018	2017
GAAP gross profit	$97,514	$86,374
Add: Stock-based compensation	26,000	473
Add: Amortization of acquisition-related intangibles	1,668	1,697
Non-GAAP gross profit	$125,182	$88,544
GAAP gross margin	63%	76%
Non-GAAP adjustments	17%	2%
Non-GAAP gross margin	80%	78%

GAAP subscription gross profit	$115,760	$87,554
Add: Stock-based compensation	9,955	238
Add: Amortization of acquisition-related intangibles	1,668	1,697
Non-GAAP subscription gross profit	$127,383	$89,489
GAAP subscription gross margin	78%	82%
Non-GAAP adjustments	8%	2%
Non-GAAP subscription gross margin	86%	84%

GAAP professional services and other gross profit	$(18,246)	$(1,180)
Add: Stock-based compensation	16,045	235
Non-GAAP professional services and other gross profit	$(2,201)	$(945)
GAAP professional services and other gross margin	(240)%	(18)%
Non-GAAP adjustments	211%	4%
Non-GAAP professional services and other gross margin	(29)%	(14)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended April 30,
(in thousands)	2018	2017
GAAP operating loss	$(267,558)	$(19,264)
Add: Stock-based compensation	269,794	8,406
Add: Amortization of acquisition-related intangibles	2,433	2,537
Non-GAAP operating income (loss)	$4,669	$(8,321)
GAAP operating margin	(172)%	(17)%
Non-GAAP adjustments	175%	10%
Non-GAAP operating margin	3%	(7)%

Reconciliation of net income (loss):

	Three Months Ended April 30,
(in thousands, except per share data)	2018	2017
GAAP net loss	$(270,687)	$(19,382)
Add: Stock-based compensation	269,794	8,406
Add: Amortization of acquisition-related intangibles	2,433	2,537
Non-GAAP net income (loss)	$1,540	$(8,439)

Computation of free cash flow:

	Three Months Ended April 30,
(in thousands)	2018	2017
Net cash provided by (used in) operating activities	$14,992	$(697)
Less: purchase of property and equipment	(6,184)	(6,770)
Non-GAAP free cash flow	$8,808	$(7,467)

Computation of billings:

	Three Months Ended April 30,
(in thousands)	2018	2017
Revenue	$155,808	$113,498
Add: Contract liabilities and refund liability, end of period	293,667	208,882
Less: Contract liabilities and refund liability, beginning of period	(282,943)	(195,501)
Add: Contract assets and unbilled accounts receivable, beginning of period	16,899	10,095
Less: Contract assets and unbilled accounts receivable, end of period	(14,555)	(10,400)
Non-GAAP billings	$168,876	$126,574

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.
Interest Rate Risk
As of April 30, 2018, we had cash and cash equivalents of $269.4 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would have not had a material impact on our financial statements included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in “Interest income and other income (expense), net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $270.7 million and $19.4 million in the three months ended April 30, 2018 and 2017, and as of April 30, 2018, we had an accumulated deficit of $773.0 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform. We also plan to continue to invest to expand the functionality of our platform to automate the agreement process, expand our infrastructure and technology to meet the needs of our customers, expand our sales headcount, increase our marketing activities, and grow our international operations. We will also face increased compliance costs associated with growth, the expansion of our customer base, and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

The market for our e-signature solution-as the core part of our broader platform for automating the agreement process-is relatively new and evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.

The market for our e-signature solution-as the core part of our broader platform for automating the agreement process-is relatively new and evolving, which makes our business and future prospects difficult to evaluate. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. It is difficult to predict customer demand for our solutions, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products, or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers, about the uses and benefits of our e-signature solutions. The size and growth of our addressable market depends on a number of factors, including businesses continuing to desire to differentiate themselves through e-signature solutions and other aspects of our platform that automate the agreement process, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulatory environment and changes in economic conditions. If businesses do not perceive the value proposition of our offerings, then a viable market for solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

If we are unable to attract new customers, our revenue growth will be adversely affected.

To increase our revenue, we must continue to attract new customers and increase sales to new customers. As our market matures, product and service offerings evolve, competitors introduce lower cost and/or differentiated products or services that are perceived to compete with our solutions, our ability to sell subscriptions for our solutions could be impaired. As a result of these and other factors, we may be unable to attract new customers, which could have an adverse effect on our business, revenue, gross margins and other operating results, and accordingly on the value of our common stock.

If we are unable to retain customers at existing levels or sell additional functionality and services to our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must retain existing customers, convince them to expand their use of our products and services across their organizations and for a variety of use cases, and expand their subscriptions on terms favorable to us. Our ability to retain our customers and expand their subscriptions could be impaired for a variety of reasons, as discussed throughout “Risk Factors.” As a result, we may be unable to renew our agreements with existing customers or attract new business from existing customers on terms favorable or comparable to prior periods, which could have an adverse effect on our business, revenue, gross margins and other operating results, and accordingly on the value of our common stock.

Our future success also depends in part on our ability to sell additional functionality and services, more subscriptions or enhanced editions of our solutions to our existing customers. This may require more sophisticated and costly sales efforts that are targeted at larger enterprises and more senior management at our customers. Similarly, the rate at which our customers purchase new or enhanced solutions from us depends on a number of factors, including general economic conditions and customer reaction to pricing of this additional functionality and these services. If our efforts to sell additional functionality and services to our customers are not successful, our business and growth prospects may suffer.

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, and a majority of our subscription contracts were one year in duration in fiscal year 2018. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires on the same or more favorable terms. We cannot accurately predict expansion rates given the diversity of our customer base across industries and geographies and its range from enterprises to VSBs. Our expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies and general economic conditions. As a result, we cannot assure you that customers will renew or expand their subscriptions to our platform. If our customers do not renew their subscriptions for our service or if they reduce their subscription amounts at the time of renewal, our revenue will decline and our business will suffer. If our expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the price of our common stock could also be harmed.

We are dependent on our e-signature solutions, and the lack of continued adoption of our platform could cause our operating results to suffer.

Sales of subscriptions to our platform account for substantially all of our subscription revenue and are the source of substantially all of our professional services revenue. We expect that we will be substantially dependent on our e-signature solution to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:

▪	any decline in demand for our e-signature solution;

▪	the failure of our e-signature solution to achieve continued market acceptance;

▪	the market for electronic signatures not continuing to grow, or growing more slowly than we expect;

▪	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our e-signature solution;

▪	technological innovations or new standards that our e-signature solution does not address;

▪	changes in regulatory requirements;

▪	sensitivity to current or future prices offered by us or competing e-signature solutions; and

▪	our inability to release enhanced versions of our e-signature solution on a timely basis.

If the market for our e-signature solution grows more slowly than anticipated or if demand for our e-signature solution does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers or other factors, we may not be able to grow our revenue.

We face significant competition from both established and new companies offering e-signature solutions, which may have a negative effect on our ability to add new customers, retain existing customers and grow our business.

Our e-signature solutions address a market that is evolving and highly competitive. Our primary competition comes from companies that offer products and solutions that currently compete with some but not all of the functionality present in our platform. Our solutions compete with similar offerings by others currently, and there may be an increasing number of similar solutions offered by additional competitors in the future. In particular, one or more global software companies may elect to include an electronic signature capability in their products. Our primary global competitor is currently Adobe Systems Incorporated, which began to offer an electronic signature solution following its acquisition of EchoSign in 2011 (now known as Adobe Sign). We also face competition from a select number of niche vendors that focus on specific industries or geographies. In addition, our current and prospective customers may develop their own e-signature solutions in-house. The introduction of new technologies and the influx of new entrants into the market may intensify competition in the future, which could harm our business and our ability to increase revenues, maintain or increase customer renewals and maintain our prices.

Adobe has a longer operating history, significant financial, technical, marketing and other resources, strong brand and customer recognition, a large intellectual property portfolio and broad global distribution and presence.

Many of our competitors have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our functionality. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may also be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling such products with their other product offerings. Furthermore, our actual and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and offerings in the markets we address. Acquisitions and consolidation in our industry may provide our competitors with even more resources or may increase the likelihood of our competitors offering bundled or integrated products with which we cannot compete effectively.

Our current and potential competitors may also develop and market new technologies that render our existing or future products less competitive, unmarketable or obsolete. In addition, if these competitors develop products with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

Our recent rapid growth may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $113.5 million in the three months ended April 30, 2017 to $155.8 million in the three months ended April 30, 2018. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on a number of factors, including our ability to:

▪	price our e-signature solutions effectively so that we are able to attract and retain customers without compromising our profitability;

▪	attract new customers, increase our existing customers’ use of our solutions and provide our customers with excellent customer support;

▪	continue to introduce our e-signature solutions to new markets outside of the United States; and

▪	increase awareness of our brand on a global basis.

We may not successfully accomplish any of these objectives. We expect to continue to expend substantial financial and other resources on:

▪	sales and marketing, including a significant expansion of our sales organization, particularly in the U.S.;

▪	our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;

▪	product development, including investments in our product development team and the development of new products and new functionality for our existing solutions;

▪	international expansion; and

▪	general administration, including legal and accounting expenses.

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of customers, users and transactions and the amount of data that our infrastructure supports. As we continue to grow, we may need to open new offices in the United States and internationally, and hire additional personnel for those offices. Finally, our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require capital expenditures and the allocation of valuable management resources to grow and change in these areas. In addition, if we are unable to effectively manage the growth of our business, the quality of our solutions may suffer and we may be unable to address competitive challenges, which would adversely affect our overall business, operations and financial condition.

Our security measures have on occasion in the past been, and may in the future be, compromised. Consequently, our solutions may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our solutions, our reputation being harmed and our incurring significant liabilities and adverse effects on our results of operations and growth prospects.

Our operations involve the storage and transmission of customer data or information, and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of this information, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services have been and are expected to continue to be targeted. In addition, to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. In May 2017, a malicious third party gained temporary access to a separate, non-core system used for service-related announcements that contained a list of email addresses. We took immediate action to prevent unauthorized access to this system, put further security controls in place and worked with law enforcement agencies. Concerns regarding data privacy and security may cause some of our customers to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business, operating results and growth prospects. Further, as we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. In addition, failures to meet customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event; lost revenues due to decrease in customer trust and network downtime; increases in insurance coverage due to cybersecurity incidents; and damages to our reputation because of any such incident.

Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. In addition, some of our customers contractually require notification of data security breaches. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and operating results.

There can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.

We are subject to governmental regulation and other legal obligations, including those related to e-signature laws, privacy, data protection, and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our software.

We receive, store and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, customers use our services to obtain and store personal identifiable information, personal health information and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security. We implement services that meet the technological requirements requested by our customers that would be subject to the Electronic Signatures in Global and National Commerce Act, or ESIGN Act in the United States, eIDAS in the European Union, or EU, and similar U.S. state laws, particularly the Uniform Electronic Transactions Act, or UETA, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. We are particularly reliant on UETA and the ESIGN Act that together have solidified the legal landscape for use of electronic records and electronic signatures in commerce by confirming that electronic records and signatures carry the same weight and have the same legal effect as traditional paper documents and wet ink signatures. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In addition, several foreign countries and governmental bodies, including the EU, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, the General Data Protection Regulation, or GDPR, became effective in May 2018, replaced the 1995 European Union Data Protection Directive and superseded applicable EU member state legislation.

The GDPR significantly increases the level of sanctions for non-compliance from those in existing EU data protection law. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. Since we act as a data processor for our customers, we are taking steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps will be effective.

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules and other standards are still uncertain, it is possible that these laws, rules, regulations and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business.

Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU Supervisory Authorities on the processing of EU personal data under the GDPR), litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, electronic signatures, consumer communications and information security in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our solutions, possibly in a material manner, and could limit our ability to develop new functionality.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors, our stock price and the value of your investment could decline.

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:

▪	fluctuations in demand for or pricing of our solutions;

▪	our ability to attract and retain customers;

▪	our ability to retain our existing customers at existing levels and expand of their usage of our solutions;

▪	customer expansion rates and the pricing and quantity of user subscriptions renewed;

▪	timing of new subscriptions and payments;

▪	fluctuations in customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

▪	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

▪	potential and existing customers choosing our competitors’ products or developing their own e-signature solution in-house, or opting to use only the free version of our products;

▪	timing of new products, new product functionality and new customers;

▪	the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress;

▪
delays in closing sales, including the timing of renewals, which may result in revenue being pushed into the next quarter, particularly because a large portion of our sales occur toward the end of each quarter;

▪	our ability to control costs, including our operating expenses;

▪	potential accelerations of prepaid expenses and deferred costs;

▪	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses (including commissions and bonuses associated with performance);

▪	the amount and timing of non-cash expenses, including stock based compensation, goodwill impairments and other non-cash charges;

▪	the amount and timing of costs associated with recruiting, training and integrating new employees;

▪	impacts of acquisitions;

▪	issues relating to partnerships with third parties, product and geographic mix;

▪	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

▪	the impact of new accounting pronouncements;

▪	changes in the competitive dynamics of our market, including consolidation among competitors or customers;

▪	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions; and

▪	awareness of our brand on a global basis.

Any of the foregoing and other factors may cause our results of operations to vary significantly. In addition, we expect to incur significant additional expenses due to the increased costs of operating as a public company. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

Our sales cycle with enterprise and commercial customers can be long and unpredictable, and our sales efforts require considerable time and expense.

The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. In addition, for these enterprise customers, the lengthy sales cycle for the evaluation and implementation of our solutions, which in certain implementations, particularly for highly regulated industries and customized applications, may also cause us to experience a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of paying for our products and services. The length of our sales cycle for these customers, from initial evaluation to payment for our offerings is generally three to nine months but can vary substantially from customer to customer. As the purchase and deployment of our products can be dependent upon customer initiatives, infrequently, our sales cycle can extend to more than nine months. Customers often view a subscription to our products and services as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our product offering prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

▪
the effectiveness of our sales force, in particular new sales people as we increase the size of our sales force and train our new sales people to sell to enterprise customers that require more training;

▪	the discretionary nature of purchasing and budget cycles and decisions;

▪	the obstacles placed by customers’ procurement process;

▪	economic conditions and other factors impacting customer budgets;

▪	the customer’s integration complexity;

▪	the customer’s familiarity with the e-signature process;

▪	customer evaluation of competing products during the purchasing process; and

▪	evolving customer demands.

Given these factors, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized.

If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.

Because our recent growth has resulted in the rapid expansion of our business and product offerings, we do not have a long history upon which to base forecasts of future revenues and operating results. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our stock price to decline.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and changing customer needs, requirements or preferences, our products may become less competitive.

The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to enhance our e-signature solutions or develop new solutions that keep pace with rapid technological and regulatory change, our business, results of operations, and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.

If we fail to maintain our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that our maintaining the DocuSign brand is important to supporting continued acceptance of our existing and future solutions, and, as a result, attracting new customers to our solutions and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable and useful solutions to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions and our ability to successfully differentiate our solutions from competitive products and services. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Many of our customers deploy our solutions globally, and therefore, must comply with certain legal and regulatory requirements in varying countries. If our solutions fail to meet such requirements, our business could incur significant liabilities.

Customers use our solutions globally to comply with certain safe harbors and legislation of the countries in which they transact business. For example, some of our customers rely on our certification under the Federal Risk and Authorization Management Program, or FedRAMP and eIDAS in the European Union, to help satisfy their own legal and regulatory compliance requirements. If our solutions are found by a court or regulatory body to be inadequate to meet a compliance requirement for which they are being used, we could be exposed to liability and documents executed through our solutions could in some instances be rendered unenforceable. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

Our sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We sell to U.S. federal, state and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings.

Further, governmental and highly regulated entities may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners due to a default or for other reasons, and any such termination may adversely affect our reputation, business, results of operations and financial condition.

We may need to reduce or change our pricing model to remain competitive.

We price our subscriptions based on the number of users within an organization that use our platform to send agreements digitally for signature or the number of Envelopes that such users are provisioned to send. We expect that we may need to change our pricing from time to time. As new or existing competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

Our ability to increase our customer base and achieve broader market acceptance of our e-signature solutions will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including internet and other online advertising. The effectiveness of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. All of these efforts will require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business and operating results will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.

Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. Our senior management and key employees are employed on an at-will basis. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. The loss of one or more of our senior management or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled sales and operations professionals. Many of the companies with which we compete for experienced personnel have greater resources than we do. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

If our solutions do not achieve sufficient market acceptance, our financial results and competitive position will suffer.

We spend substantial amounts of time and money to research and develop and enhance versions of our existing software to incorporate additional functionality or other enhancements in order to meet our customers’ rapidly evolving demands. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop solutions internally due to a lack of other research and development resources, we may be forced to expand into a certain market or strategy through acquisitions. Acquisitions could be expensive and we could be unsuccessful in integrating acquired technologies or businesses into our business. Thus, when we develop or acquire new or enhanced solutions, we typically incur expenses and expend resources upfront to develop, market, promote and sell the new offering. Therefore, when we develop or acquire and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing or acquiring and bringing them to market. Further, we may make changes to our solutions that our customers do not like or find useful. Our new solutions or enhancements and changes to our existing solutions could fail to attain sufficient market acceptance for many reasons, including:

▪	failure to predict market demand accurately in terms of functionality and to supply solutions that meet this demand in a timely fashion;

▪	defects, errors or failures;

▪	negative publicity about their performance or effectiveness;

▪	changes in the legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our solutions;

▪	delays in releasing our new solutions or enhancements to the market; and

▪	introduction or anticipated introduction of competing products by our competitors.

If our new solutions or enhancements and changes do not achieve adequate acceptance in the market, or if products and technologies developed by others achieve greater acceptance in the market, our business and operating results and our ability to generate revenues could be harmed. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new solutions or enhancements.

If our solutions fail to perform properly due to defects or similar problems, and if we fail to develop enhancements to resolve any defect or other problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

Our operations are dependent upon our ability to prevent system interruption. The applications underlying our e-signature solutions are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our solutions and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end-customers’ data. We may not be able to detect and correct defects or errors before implementing our solutions. Consequently, we or our customers may discover defects or errors after our solutions have been employed. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could elect not to renew, or delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

The occurrence of any defects, errors, disruptions in service or other performance problems with our software, whether in connection with the day-to-day operation, upgrades or otherwise, could result in:

▪	loss of customers;

▪	lost or delayed market acceptance and sales of our solutions;

▪	delays in payment to us by customers;

▪	injury to our reputation and brand;

▪	legal claims, including warranty and service claims, against us;

▪	diversion of our resources, including through increased service and warranty expenses or financial concessions; and increased insurance costs.

The costs incurred in correcting any material defects or errors in our software or other performance problems may be substantial and could adversely affect our operating results.

As a result of our customers’ increased usage of our e-signature solutions, we will need to continually improve our infrastructure to avoid service interruptions or slower system performance.

As usage of our e-signature solutions grows, we will need to devote additional resources to improving our computer network and our infrastructure in order to maintain the performance of our solutions. Any failure or delays in our computer systems could cause service interruptions or slower system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to customers. These performance issues could result in lost customer opportunities and lower renewal rates, any of which could hurt our revenue growth, customer loyalty and reputation. We may need to incur significant additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased demand for our solutions.

Interruptions or delays in performance of our service could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve our customers from third-party data center hosting facilities. Our customers need to be able to access our products at any time, without interruption or degradation of performance. In some cases, third- party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We therefore depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, including the existence of secondary data centers that become active during certain lapses of service or damage at a primary data center, our business could be harmed.

We designed our system infrastructure and procure and own or lease the computer hardware used for our services. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our e-signature solutions. Any interruptions or delays in our service, whether or not caused by our products, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.

The success of our business depends on customers’ continued and unimpeded access to our platform on the internet.

Our customers must have internet access in order to use our platform. Some providers may take measures that affect their customers’ ability to use our platform, such as degrading the quality of the data packets we transmit over their lines, giving those packets lower priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our platform.

In December 2010, the Federal Communications Commission, or the FCC, adopted net neutrality rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from such interference. Recently, the FCC voted in favor of repealing the net neutrality rules, and it is currently uncertain how the U.S. Congress will respond to this decision. To the extent network operators attempt to interfere with our services, extract fees from us to deliver our solution or otherwise engage in discriminatory practices, our business could be adversely impacted. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense or otherwise negatively affect our business.

If we fail to offer high quality support, our business and reputation could suffer.

Our customers rely on our personnel for support of solutions. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.

We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our e-signature solutions grows and as customers use our solutions for more types of transactions, we will need to devote additional resources to improving our application architecture, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base.

Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our systems infrastructure. We cannot be sure that the expansion and improvements to our systems infrastructure will be effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. In addition, we have only limited experience in acquiring other businesses. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. An acquisition may also negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

If we are unable to maintain successful relationships with our partners, our business, results of operations and financial condition could be harmed.

In addition to our direct sales force and our website, we use strategic partners, such as global system integrators, value-added resellers and independent software vendors to sell our subscription offerings and related services. Our agreements with our partners are generally nonexclusive, meaning our partners may offer their customers products and services of several different companies, including products and services that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our subscription offerings and related services, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings and related services may be harmed. Our partners may cease marketing our subscription offerings or related services with limited or no notice and with little or no penalty. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our solutions by potential customers. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our growth objectives and results of operations. Even if we are successful in maintaining and recruiting new partners, we cannot assure you that these relationships will result in increased customer usage of our solutions or increased revenue.

We could incur substantial costs in protecting or defending our proprietary rights, and any failure to adequately protect our rights could impair our competitive position and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the U.S. and other countries and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products or design around our patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of jurisdictions outside the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our solutions.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

We are currently, and may in the future be, subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities covered by such intellectual property, and may be unable to compete effectively. Any inability to license third party technology in the future would have an adverse effect on our business or operating results, and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, including those currently pending, regardless of their merit, can be time consuming, costly to defend in litigation, and damage our reputation and brand.

We are currently the subject of lawsuits that allege our solutions infringe the intellectual property rights of other companies. While we intend to vigorously defend these lawsuits, intellectual property lawsuits are complex and inherently uncertain and there can be no assurance that we will prevail in defense of these actions. A decision in favor of the plaintiff in the currently pending lawsuits against us, or in any similar lawsuits that are brought against us in the future, could subject us to significant liability for damages and our ability to develop and sell our products may be harmed. We also may be required to redesign our products, delay releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our solutions. Requiring us to change one or more aspects of the way we deliver our solutions may harm our business.

Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits, and cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results or financial condition.

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our solutions. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could under certain of the open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our software products, we may be required to re-engineer our products, discontinue the sale of our solutions or take other remedial actions.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform, services or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our platform or services as a result of any such claims. In addition, our customer agreements generally include a warranty that the proper use of DocuSign by a customer in accordance with the agreement and applicable law will be sufficient to meet the definition of an “electronic signature” as defined in the ESIGN Act and eIDAS. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our solutions. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2018, we had accumulated federal and state net operating loss carry forwards, or NOLs, of $479.0 million and $170.0 million inclusive of excess tax benefits. The federal and state net operating loss carry forwards will begin to expire in 2023 and 2024. As of January 31, 2018, we also had total foreign net operating loss carry forwards of $14.7 million, which do not expire under local law. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An analysis was conducted through January 31, 2017 to determine whether an ownership change had occurred since inception. The analysis indicated that because an ownership change occurred in a prior year, federal and state net operating losses were limited pursuant to IRC 382. This limitation has been accounted for in calculating the available net operating loss carryforwards. If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

The TCJA, was enacted on December 22, 2017 and significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards. For NOLs arising in tax years beginning after December 31, 2017, the TCJA limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017. We will need to consider tax accounting implications from deferred tax liabilities related to the indefinite-lived assets (e.g. intangibles) as an income source for the indefinite-lived NOLs.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, data security breaches and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, including any errors, defects or failures in third- party hardware, could affect our ability to conduct normal business operations and adversely affect our operating results.

In addition, as computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent, we face increased risk from these activities to maintain the performance, reliability, security and availability of our solutions and related services and technical infrastructure to the satisfaction of our customers. Any such computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks or other data security breaches to our network infrastructure or information technology systems or to computer hardware we lease from third parties, could, among other things, harm our reputation and our ability to retain existing customers and attract new customers.

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2017 and 2018, total revenue generated from customers outside the United States was 17% of our total revenue. We currently have offices in the U.S., United Kingdom, France, Ireland, Israel, Australia, Singapore, Japan and Brazil. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of January 31, 2018, approximately 24% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with developing software and providing support in many languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could negatively affect our results of operations.

Our current international operations and future initiatives involve a variety of risks, including:

▪	changes in a specific country’s or region’s political or economic conditions;

▪	the need to adapt and localize our products for specific countries;

▪	greater difficulty collecting accounts receivable and longer payment cycles;

▪	potential changes in trade relations arising from policy initiatives implemented by the Trump administration, which has been critical of existing and proposed trade agreements;

▪	unexpected changes in laws, regulatory requirements, taxes or trade laws;

▪	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;

▪
differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

▪
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

▪	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

▪	increased travel, real estate, infrastructure and legal compliance costs associated with international operations;

▪	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

▪	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

▪	laws and business practices favoring local competitors or general preferences for local vendors;

▪	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;

▪	political instability or terrorist activities;

▪
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and

▪	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Our international operations may subject us to potential adverse tax consequences.

We are expanding our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

The TCJA was enacted on December 22, 2017 and significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities and valuation allowance will be revalued at the newly enacted U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all, and our failure to raise capital when needed could harm our business, operating results and financial condition, and debt or equity issued to raise additional capital may reduce the value of our common stock.

We have funded our operations since inception primarily through equity financings and payments by our customers for use of our product offerings and related services. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interest.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our solutions are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control, and we incorporate encryption technology into certain of our solutions. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration.

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

We also note that if our strategic partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements to our strategic partner agreements; however, no assurance can be given that our strategic partners will be able to comply with such requirements.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our end-customers’ ability to implement our solutions in those countries. Changes in our solutions or future changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our end-customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls stemming from Trump administration policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential end-customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would adversely affect our business, operating results and prospects.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Furthermore, the TCJA, among other things, imposes a migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales contracts are not immediately reflected in full in our operating results.

We recognize revenue over the term of each of our contracts, which are typically one year in length but may be up to three years or longer in length. As a result, much of our revenue is generated from the recognition of contract liabilities from contracts entered into during previous periods. Consequently, a shortfall in demand for our solutions and professional services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales contracts in any period, as revenue from new customers is recognized over the applicable term of their contracts.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to allocation of revenue between recognized and deferred amounts, allowance for doubtful accounts, goodwill and intangible assets, fair value of financial instruments, valuation of stock-based compensation, valuation of warrant liabilities and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

Future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. If we seek to enter into a credit facility we may not be able to obtain debt financing on terms that are favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.

We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated by our sales force as the number of transactions continues to grow. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products or increase our technical support costs.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

▪	actual or anticipated fluctuations in our financial condition and operating results;

▪	variance in our financial performance from expectations of securities analysts;

▪	changes in the prices of subscriptions to our solutions;

▪	changes in our projected operating and financial results;

▪	changes in laws or regulations applicable to our solutions;

▪	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

▪	our involvement in any litigation;

▪	future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases;

▪	changes in senior management or key personnel;

▪	the trading volume of our common stock;

▪	changes in the anticipated future size and growth rate of our market; and

▪	general economic, regulatory and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock and you may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

We anticipate spending substantial funds in connection with the tax liabilities that arise upon the initial settlement of RSUs. The manner in which we fund these expenditures may have an adverse effect on our financial condition.

We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle our RSUs granted by us. Substantially all of the RSUs that we have issued prior to January 31, 2018 vest upon the satisfaction of both a service condition and a performance condition. The service condition for the majority of our outstanding RSUs is satisfied over a period of four years. Generally, the performance-based condition is a liquidity event requirement, which was satisfied as to any then-outstanding RSUs on the effective date of the registration statement for our IPO. The RSUs vest on the first date upon which both the service-based and performance-based requirements are satisfied. When the RSUs vest, we will deliver one share of common stock for each vested RSU on the settlement date. Since the liquidity event requirement was met due to our IPO, the settlement for RSUs following vesting generally occurs upon the later of: (1) the next quarterly settlement date (March 15, June 15, September 15 and December 15) or (2) the third quarterly settlement date that follows our IPO.

On the settlement dates for these RSUs, we plan to withhold shares and remit income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as a net settlement. We currently expect that the average of these withholding tax rates will be approximately 40%, and the income taxes due would be based on the then-current value of the underlying shares of our common stock. Based on 12,043,711 RSUs outstanding as of May 31, 2018, for which the service condition is expected to be satisfied on December 14, 2018 (the day before the initial settlement date following our IPO), and assuming the price of our common stock at the time of settlement is equal to $49.81, the closing price of our common stock on May 31, 2018, we estimate that this tax obligation on the initial settlement date would be approximately $232.6 million in the aggregate. The amount of this obligation could be higher or lower, depending on (1) the price of shares of our common stock on the settlement date, and (2) the actual number of RSUs outstanding for which the service condition has been satisfied. Assuming a 40% tax withholding rate, we expect to deliver an aggregate of approximately 7.5 million shares of our common stock to RSU holders after withholding an aggregate of approximately 4.5 million shares of our common stock, based on 12,043,711 RSUs outstanding as of May 31, 2018 for which the service condition is expected to be satisfied on December 14, 2018. In connection with these net settlements, we would withhold and remit the tax liabilities of approximately $224.9 million on behalf of the RSU holders to the relevant tax authorities in cash.

To fund these withholding and remittance obligations, we expect to use a substantial portion of our existing cash. If we elect not to fully fund tax withholding and remittance obligations through cash or we are unable to do so, we may choose to sell equity or debt securities or borrow funds, or rely on a combination of these alternatives. In the event that we sell equity securities and are unable to match successfully the proceeds to the amount of the tax liability, the newly issued shares may be dilutive, and such sale could also result in a decline of our stock price. In the event that we elect to satisfy tax withholding and remittance obligations in whole or in part by incurring debt, our interest expense and principal repayment requirements could increase significantly, which could have an adverse effect on our financial condition or results of operations.

Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Sale of substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock are subject to market standoff agreements with us or lock-up agreements with the underwriters in our IPO that restrict their ability to transfer shares of our capital stock for 180 days from the IPO. These agreements limit the number of shares of capital stock that may be sold immediately following the IPO. Subject to certain limitations, approximately 152,109,033 shares of common stock will become eligible for sale upon expiration of the 180-day lock-up period, based on the number of shares outstanding as of January 31, 2018 and including the shares that were sold in the IPO, which were available to be resold in the public market immediately following the IPO. The underwriters in our IPO may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

Following the expiration of the market standoff and lock-up agreements referred to above, under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to decline and make it more difficult for you to sell shares of our common stock.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business or publish negative reports about our business, regardless of accuracy, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. A limited number of analysts are currently covering our company. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.

In addition, as required by the new revenue recognition standards under ASC 606, we disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. Market practices surrounding the calculation of this measure are still evolving. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our customer contracts or other circumstances could cause our methods for preparing this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

An active trading market for our common stock may not be sustained.

Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “DOCU” and trades on that market. We cannot assure you that an active trading market for our common stock will be sustained.  Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired, or the prices that you may obtain for your shares.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially a significant percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

We are an “emerging growth company” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending January 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

▪
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

▪	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

▪	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;

▪	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

▪	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

▪	prohibit cumulative voting in the election of directors;

▪	provide that our directors may be removed for cause only upon the vote of sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock;

▪	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

▪
require the approval of our board of directors or the holders of at least sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or the U.S. federal district courts will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that the provision is not enforceable. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Issuances of RSUs and Options to Purchase Common Stock

From February 1, 2018 through April 30, 2018, we issued under our 2011 Plan RSUs for an aggregate of 1,036,698 shares of our common stock to employees and a director. Over the same period, 1,075,815 shares of common stock were issued upon the exercise of options granted under our 2011 Plan.

The offers, sales and issuances of the securities described in the preceding paragraph were deemed to be exempt from registration either under Rule 701 promulgated under the Securities Act, or Rule 701, in that the transactions were under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act in that the transactions were between an issuer and members of its senior executive management and did not involve any public offering within the meaning of Section 4(a)(2). The recipients of such securities were our employees, directors or consultants and received the securities under our equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds

On May 1, 2018, after this quarter-end, we completed our IPO in which we issued and sold 19,314,182 shares of common stock at a price to the public of $29.00 per share, including 3,255,000 shares of common stock purchased by our underwriters from the over-allotment option and excluding shares of common stock sold in the IPO by certain of our existing stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223990), which was declared effective by the SEC on April 26, 2018.

Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC acted as lead book-running managers for the offering. Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. were additional book-running managers, and JMP Securities LLC, Piper Jaffray & Co. and William Blair & Company, L.L.C. acted as co-managers for the offering. The offering commenced on April 26, 2018 and did not terminate before all securities registered in the registration statement were sold.

We received net proceeds of $524.8 million after deducting underwriting discounts and commissions of $30.8 million and offering expenses of $4.5 million. No offering expenses were paid directly or indirectly to any of our directors, officers, or persons owning ten percent or more of our capital stock (or their associates or affiliates). As of April 30, 2018, approximately $1.7 million of expenses incurred in connection with our IPO were not yet paid.

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on April 26, 2018, pursuant to Rule 424(b) of the Securities Act.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws of DocuSign, Inc.	S-1	333-223990	3.4	April 25, 2018
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of common stock certificate	S-1	333-223990	4.1	April 17, 2018
10.1	2018 Equity Incentive Plan	S-1	333-223990	10.5	April 25, 2018
10.2	Form of Option Agreement and Exercise Notice Under 2018 Equity Incentive Plan	S-1	333-223990	10.6	April 25, 2018
10.3	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2018 Equity Incentive Plan	S-1	333-223990	10.7	April 25, 2018
10.4	2018 Employee Stock Purchase Plan	S-1	333-223990	10.8	April 25, 2018
10.5	DocuSign, Inc. Non-Employee Director Compensation Policy	S-1	333-223990	10.13	March 28, 2018
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2018

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Chief Financial Officer
(Principal Accounting and Financial Officer)