Form 10-Q
period 2018-07-31
DOCUSIGN INC
filed 2018-09-06
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has 156,808,589 common shares, par value $0.0001, outstanding at August 31, 2018.

DOCUSIGN, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

▪	our ability to effectively sustain and manage our growth and future expenses, and our ability to achieve and maintain future profitability;

▪	our ability to attract new customers and to maintain and expand our existing customer base;

▪	our ability to scale and update our platform to respond to customers’ needs and rapid technological change;

▪	the effects of increased competition on our market and our ability to compete effectively;

▪	our ability to expand our operations and increase adoption of our platform internationally;

▪	our ability to successfully integrate SpringCM's operations;

▪	our ability to implement our plans, forecasts and other expectations with respect to SpringCM's business;

▪
our ability to realize the anticipated benefits of the acquisition of SpringCM, including the possibility that the expected benefits from the acquisition will not be realized or will not be realized within the expected time period;

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)	July 31, 2018	January 31, 2018
Assets
Current assets
Cash and cash equivalents	$818,795	$256,867
Restricted cash	367	569
Accounts receivable	108,365	123,750
Contract assets—current	13,760	14,260
Prepaid expense and other current assets	26,776	23,349
Total current assets	968,063	418,795
Property and equipment, net	60,415	63,019
Goodwill	35,369	37,306
Intangible assets, net	10,139	14,148
Deferred contract acquisition costs—noncurrent	86,199	75,535
Other assets—noncurrent	9,513	11,170
Total assets	$1,169,698	$619,973
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$16,653	$23,713
Accrued expenses	18,368	15,734
Accrued compensation	51,212	50,852
Contract liabilities—current	289,724	270,188
Deferred rent—current	1,872	1,758
Other liabilities—current	11,761	11,574
Total current liabilities	389,590	373,819
Contract liabilities—noncurrent	7,703	7,736
Deferred rent—noncurrent	22,633	23,044
Deferred tax liability—noncurrent	2,499	2,511
Other liabilities—noncurrent	3,803	4,010
Total liabilities	426,228	411,120
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.0001 par value; 0 shares authorized, issued and outstanding as of July 31, 2018; 100,603,444 shares authorized, 100,226,099 shares issued and outstanding, $548,910 liquidation preference as of January 31, 2018	—	547,501
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of July 31, 2018; 0 shares authorized, issued and outstanding as of January 31, 2018	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 156,785,672 shares outstanding as of July 31, 2018; 185,000,000 shares authorized, 35,699,843 shares outstanding as of January 31, 2018	16	4
Additional paid-in capital	1,555,185	160,265
Accumulated other comprehensive (loss) income	(2,010)	3,403
Accumulated deficit	(809,721)	(502,320)
Total stockholders’ equity (deficit)	743,470	(338,648)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,169,698	$619,973
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except share and per share data)	2018	2017	2018	2017
Revenue:
Subscription	$158,461	$117,553	$306,659	$224,400
Professional services and other	8,583	7,990	16,193	14,641
Total revenue	167,044	125,543	322,852	239,041
Cost of revenue:
Subscription	23,057	20,040	55,495	39,333
Professional services and other	13,304	8,418	39,160	16,249
Total cost of revenue	36,361	28,458	94,655	55,582
Gross profit	130,683	97,085	228,197	183,459
Operating expenses:
Sales and marketing	103,779	68,943	294,864	133,634
Research and development	33,773	23,767	104,643	46,475
General and administrative	30,851	18,156	133,968	36,395
Total expenses	168,403	110,866	533,475	216,504
Loss from operations	(37,720)	(13,781)	(305,278)	(33,045)
Interest expense	(47)	(169)	(240)	(320)
Interest and other income, net	2,998	2,034	770	1,924
Loss before provision for (benefit from) income taxes	(34,769)	(11,916)	(304,748)	(31,441)
Provision for (benefit from) income taxes	1,945	121	2,653	(22)
Net loss	$(36,714)	$(12,037)	$(307,401)	$(31,419)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.39)	$(3.01)	$(1.05)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	166,083,686	31,638,340	102,284,494	30,715,624

Other comprehensive loss:
Foreign currency translation (losses) gains, net of tax	(3,085)	1,437	(5,413)	2,833
Comprehensive loss	$(39,799)	$(10,600)	$(312,814)	$(28,586)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$1,588	$231	$11,543	$469
Cost of revenue—professional services	2,822	254	18,867	489
Sales and marketing	16,791	2,883	129,272	5,588
Research and development	7,359	1,288	54,627	2,679
General and administrative	11,605	3,856	95,650	7,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at January 31, 2018	100,226,099	$547,501	35,699,843	$4	$160,265	$3,403	$(502,320)	$(338,648)
Exercise of stock options	—	—	1,399,171	—	10,318	—	—	10,318
Employee stock-based compensation expense	—	—	—	—	310,133	—	—	310,133
Non-employee stock-based compensation expense	—	—	—	—	833	—	—	833
Accretion of preferred stock	—	353	—	—	(353)	—	—	(353)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	19,314,182	2	525,297	—	—	525,299
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(100,226,099)	(547,854)	100,350,008	10	547,844	—	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	848	—	—	848
Exercise of warrants	—	—	22,468	—	—	—	—	—
Net loss	—	—	—	—	—	—	(307,401)	(307,401)
Foreign currency translation adjustment	—	—	—	—	—	(5,413)	—	(5,413)
Balances at July 31, 2018	—	$—	156,785,672	$16	$1,555,185	$(2,010)	$(809,721)	$743,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(307,401)	$(31,419)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15,681	15,385
Amortization of deferred contract acquisition and fulfillment costs	19,146	14,291
Stock-based compensation expense	309,959	16,918
Deferred income taxes	(12)	—
Other	(875)	(1,826)
Changes in operating assets and liabilities
Accounts receivable	15,385	13,108
Contract assets	1,149	(975)
Prepaid expenses and other current assets	(3,406)	(656)
Deferred contract acquisition and fulfillment costs	(30,339)	(20,199)
Other assets	1,335	(168)
Accounts payable	(5,034)	(6,271)
Accrued expenses	2,306	(517)
Accrued compensation	360	(4,980)
Contract liabilities	19,503	19,136
Deferred rent	(297)	(64)
Other liabilities	228	(362)
Net cash provided by operating activities	37,688	11,401
Cash flows from investing activities:
Purchases of property and equipment	(10,520)	(11,089)
Proceeds from sale of business held for sale	—	467
Net cash used in investing activities	(10,520)	(10,622)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions	529,305	—
Proceeds from the exercise of stock options	10,318	13,509
Payment of deferred offering costs	(3,522)	—
Net cash provided by financing activities	536,101	13,509
Effect of foreign exchange on cash, cash equivalents and restricted cash	(1,543)	2,143
Net increase in cash, cash equivalents and restricted cash	561,726	16,431
Cash, cash equivalents and restricted cash at beginning of period	257,436	191,244
Cash, cash equivalents and restricted cash at end of period	$819,162	$207,675

Supplemental disclosure:
Cash paid for interest	$204	$310
Cash paid for taxes	2,001	199
Non-cash investing and financing activities:
Property and equipment in accounts payable and other accrued liabilities	$2,100	$1,803
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	547,854	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	848	—
Preferred stock accretion	353	721
Deferred offering costs in accounts payable and other accrued liabilities	169	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

DOCUSIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Summary of Significant Accounting Policies

Organization and Description of Business

DocuSign, Inc. (“we,” “our” or “us”) was incorporated in the State of Washington in April 2003. We merged with and into DocuSign, Inc., a Delaware corporation, in March 2015.

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP.  The results of operations for the three and the six months ended July 31, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019.

Our fiscal year ends on January 31. References to fiscal 2019, for example, are to the fiscal year ending January 31, 2019.

Other than described below, there have been no changes to our significant accounting policies described in our Prospectus that have had a material impact on our consolidated financial statements and related notes.

Initial Public Offering

On May 1, 2018, we completed our initial public offering ("IPO"), in which we issued and sold 19,314,182 shares of common stock at price to the public of $29.00 per share, including 3,255,000 shares of common stock purchased by the underwriters from the full exercise of the over-allotment option. Certain of our existing stockholders sold an additional 5,640,818 shares at the public offering price. We received net proceeds of $524.2 million after deducting underwriting discounts and commissions of $30.8 million and offering expenses of $5.1 million. We did not receive any proceeds from the sale of shares by our stockholders.

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

Significant items subject to such estimates and assumptions include those related to the allocation of revenue between recognized and deferred amounts, allowance for bad debts, goodwill, intangible assets, deferred contract acquisition costs, customer benefit period, fair value of financial instruments, valuation of stock-based compensation, valuation of common stock, and the valuation allowance for deferred income taxes.

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

During the three months ended July 31, 2018, we granted 161,250 RSUs that are subject to either performance-based or market-based vesting conditions and a service-based condition. The performance-based conditions will be satisfied if our financial performance meets certain operating targets. The market-based conditions will be satisfied if certain milestones based on our common stock price are met. All other RSUs granted after January 31, 2018 vest on the satisfaction of service-based condition only. We recognize compensation expense for such RSUs on a straight-line basis over the requisite service period.

Compensation expense is recognized net of forfeitures that are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

We account for equity instruments issued to non-employees at fair value of the consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur. Compensation expense related to stock-based awards issued to non-employees was $0.1 million and $0.4 million for the three months ended July 31, 2018 and 2017 and $0.8 million and $0.7 million for the six months ended July 31, 2018 and 2017.

Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") No. 2016-02, Leases (Topic 842), which supersedes current guidance related to accounting for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The ASU makes 16 technical corrections to the new leases standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions or principles of the new standard. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842). The ASU provides (1) an optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met.

The standard is effective for public entities for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The ASU can be adopted using either full or modified retrospective approach as of the earliest period presented or as of the adoption date with the cumulative-effect adjustment to the opening balance recognized in retained earnings in the period of adoption. We are in the process of implementing changes to our systems, processes and controls, in conjunction with our review of existing lease agreements, in order to adopt the new standard in its first quarter of fiscal 2020. We expect that substantially all of our operating leases designated in Note 9 will be reported on the consolidated balance sheets upon adoption.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The ASU is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period, but not before an entity adopts the topic 606 revenue guidance. We are in the process of evaluating the impact of the adoption of the ASU on our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which clarifies, corrects errors in and makes improvements to several topics in the FASB Accounting Standard Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and were effective upon issuance of the ASU. Amendments that do have transition guidance are effective for public business entities for annual periods beginning after December 15, 2018. The adoption of the standard is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. We are in the process of evaluating the impact of the adoption of the ASU on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40), which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the impact of the adoption of the ASU on our consolidated financial statements.

Note 2. Acquisition of SpringCM Inc.

On July 31, 2018, we entered into a definitive agreement to acquire SpringCM Inc. ("SpringCM"), a leading cloud-based document generation and contract lifecycle management software company based in Chicago, Illinois. With the addition of SpringCM's capabilities in document generation, redlining, advanced document management and end-to-end agreement workflow, the deal further accelerates the broadening of our solution beyond e-signature to the rest of the agreement process—from preparing to signing, acting-on and managing agreements. The acquisition closed on September 4, 2018, after quarter end. Under the terms of the agreement, we acquired SpringCM for approximately $220.2 million in cash, subject to adjustments.

In the three months ended July 31, 2018, we incurred merger-related costs of $0.3 million. These costs are classified within "General and Administrative" expenses in our condensed consolidated statements of operations.

Note 3.    Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 95% and 94% of our revenue for the three months ended July 31, 2018 and 2017 and 95% and 94% of our revenue for the six months ended July 31, 2018 and 2017.

The typical subscription term is one to three years. Most of our subscription contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause, if we fail to perform. As of July 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $424.0 million, which consists of both billed and unbilled consideration that we expect to recognize as subscription revenue. We expect to recognize 29% of the transaction price in the year ending January 31, 2019, in our consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

Note 4.    Fair Value Measurements
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

The following table summarizes our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2018
Cash and cash equivalents
Money market funds	$700,267	$—	$—	$700,267

January 31, 2018
Cash and cash equivalents
Money market funds	$122,663	$—	$—	$122,663
Other liabilities—noncurrent
Warrant liabilities	—	—	445	445

Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase. We use quoted prices in active markets for identical assets or liabilities to determine fair value of our Level 1 investments in money market funds.

Warrant liabilities as of January 31, 2018 consisted of outstanding warrants to purchase 22,468 shares of our Series B-1 preferred stock. These warrants were issued in connection with a certain loan and securities agreement previously entered into with Silicon Valley Bank. We estimated the fair value of our warrant liability using the Black-Scholes pricing model. The significant unobservable inputs used in the fair value measurement of the redeemable convertible preferred stock warrant liability are the fair value of the underlying stock at the valuation date and the estimated term of the warrant. The fair value was $0.4 million as of January 31, 2018. All warrants to purchase shares of convertible preferred stock converted into 22,468 warrants to purchase common stock upon the closing of our IPO on May 1, 2018 and were exercised immediately. The related warrant liability was reclassified to additional paid-in capital as of that date.

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	July 31, 2018	January 31, 2018
Computer and network equipment	$43,489	$54,087
Software, including capitalized software development costs	23,229	24,270
Furniture and office equipment	9,125	9,692
Leasehold improvements	36,659	37,494
	112,502	125,543
Less: Accumulated depreciation	(58,151)	(66,160)
	54,351	59,383
Work in progress	6,064	3,636
	$60,415	$63,019

Depreciation expense associated with property and equipment was $5.3 million for each of the three months ended July 31, 2018 and 2017 and $11.5 million and $10.5 million for the six months ended July 31, 2018 and 2017.

Note 6.    Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill for the six months ended July 31, 2018 were as follows (in thousands):

Balance at January 31, 2018	$37,306
Foreign currency translation	(1,937)
Balance at July 31, 2018	$35,369

Intangible assets consisted of the following:

	As of July 31, 2018
(in thousands)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	$19,694	$(17,981)	$1,713
Tradenames / trademarks	1,919	(1,474)	445
Customer contracts & related relationships	11,582	(7,563)	4,019
Certifications	6,917	(4,154)	2,763
Maintenance contracts & related relationships	1,498	(954)	544
	$41,610	$(32,126)	9,484
Cumulative translation adjustment			655
Total			$10,139

	As of January 31, 2018
(in thousands)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	$19,694	$(15,953)	$3,741
Tradenames / trademarks	1,919	(1,294)	625
Customer contracts & related relationships	11,582	(6,411)	5,171
Certifications	6,917	(3,462)	3,455
Maintenance contracts & related relationships	1,498	(804)	694
	$41,610	$(27,924)	13,686
Cumulative translation adjustment			462
Total			$14,148

Amortization of finite-lived intangible assets for the three and six months ended July 31, 2018 and 2017 was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Cost of subscription revenue	$1,003	$1,691	$2,671	$3,388
Sales and marketing	765	665	1,530	1,505
	$1,768	$2,356	$4,201	$4,893

As of July 31, 2018, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment (in thousands):

Fiscal 2019, remainder	$3,324
Fiscal 2020	4,227
Fiscal 2021	1,933
Total	$9,484

Note 7.    Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $15.0 million and $16.1 million as of July 31, 2018 and January 31, 2018, of which $1.2 million and $1.9 million were noncurrent and included within "Other assets—noncurrent" on our consolidated balance sheets. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the six months ended July 31, 2018 and 2017, we recognized revenue of $157.3 million and $132.3 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 8.    Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition costs:

	Six Months Ended July 31,
(in thousands)	2018	2017
Beginning balance	$77,344	$57,271
Additions to deferred contract acquisition costs	29,662	18,210
Amortization of deferred contract acquisition costs	(18,223)	(13,386)
Ending balance	$88,783	$62,095

Deferred contract acquisition costs, current	$2,584	$1,310
Deferred contract acquisitions costs, noncurrent	86,199	60,785
Total	$88,783	$62,095

The following table represents our contract fulfillment costs, which include third-party service fees:

	Six Months Ended July 31,
(in thousands)	2018	2017
Beginning balance	$3,316	$788
Additions to deferred contract fulfillment costs	677	1,989
Amortization of deferred contract fulfillment costs	(923)	(905)
Ending balance	$3,070	$1,872

Deferred contract fulfillment costs, current	$913	$738
Deferred contract fulfillment costs, noncurrent	2,157	1,134
Total	$3,070	$1,872

Current deferred contract fulfillment costs are included in "Prepaid expense and other current assets" and noncurrent costs are included in "Other assets—noncurrent" on our consolidated balance sheets.

Note 9.    Commitments and Contingencies

Operating Leases

We lease office space under noncancelable operating lease agreements that expire at various dates through June 2027. Some operating leases contain escalation provisions for adjustments in the consumer price index. We are responsible for maintenance, insurance and property taxes. We recognize rent expense on a straight-line basis over the defined lease periods. Rent expense under operating leases amounted to $4.6 million and $4.4 million for the three months ended July 31, 2018 and 2017 and $9.0 million and $8.8 million for the six months ended July 31, 2018 and 2017. We entered into three leases during the three months ended July 31, 2018.

The future minimum annual lease payments as of July 31, 2018, related to the lease agreements were as follows (in thousands):

Fiscal 2019, remainder	$9,205
Fiscal 2020	19,482
Fiscal 2021	17,936
Fiscal 2022	16,898
Fiscal 2023	17,269
Thereafter	40,998
Total minimum lease payments	$121,788

Other Obligations

As of July 31, 2018, we had unused letters of credit outstanding associated with our various operating leases totaling $9.9 million.

In May 2017, we entered in an enterprise partnership arrangement with a cloud infrastructure provider through the year ending January 31, 2021. Total noncancelable amounts under this agreement are $1.5 million in the remainder of fiscal 2019, $2.8 million in fiscal 2020 and $1.4 million in fiscal 2021.

Indemnification

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnifications is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of July 31, 2018 and 2017. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

Claims and Litigation

From time to time, we may be subject to legal proceedings, claims and litigations made against us in the ordinary course of business. We are not currently a party to any legal proceedings or are aware of any pending or threatened litigations, that would have a material adverse effect to our financial condition, results of operations, or cash flows, should such litigation be resolved unfavorably.

Note 10. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan ("2018 Plan"), the Amended and Restated 2011 Equity Incentive Plan (“2011 Plan”) and the Amended and Restated 2003 Stock Plan (“2003 Plan”).

Our board of directors adopted, and our stockholders approved the 2018 Plan during the six months ended July 31, 2018. The 2018 Plan went into effect in April 2018, upon the effectiveness of our IPO Registration Statement. This plan serves as a successor to the 2011 Plan and 2003 Plan and provides for the grant of stock-based awards to our employees, directors and consultants. No additional awards under the 2011 Plan or 2003 Plan will be made as of the effective date of the 2018 Plan. Outstanding awards under these two plans continue to be subject to the terms and conditions of the respective plans.

Shares available for grant under the 2011 Plan that were reserved but not issued as of the effective date of the 2018 Plan were added to the reserves of the 2018 Plan. Any shares subject to outstanding awards originally granted under the 2011 Plan that: (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award shall become available for future issuance pursuant to the 2018 Plan. As of July 31, 2018, 14,175,278 shares were available for future issuance under the 2018 Plan.

The number of shares reserved under the 2018 Plan will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to (i) 5% of the total number of shares of our capital stock outstanding on January 31st of the preceding fiscal year or (ii) a lesser number of shares as determined by our board of directors.

Stock Options

Option activity for the six months ended July 31, 2018, was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Balances at January 31, 2018	19,831,715	$11.44	6.62	$152,754
Options exercised	(1,399,171)	7.30
Options canceled/expired	(310,770)	11.26
Balances at July 31, 2018	18,121,774	$11.76	6.32	$763,646
Vested and expected to vest at July 31, 2018	17,774,197	$11.65	6.28	$750,982
Exercisable at July 31, 2018	14,385,928	$10.38	5.95	$626,130

As of July 31, 2018, our total unrecognized compensation cost related to stock option grants was $23.0 million. We expect to recognize this expense over the remaining weighted-average period of approximately 1.7 years.

RSUs

Substantially all the RSUs that we have issued through January 31, 2018 vest upon the satisfaction of both service-based and performance-based vesting conditions. The service-based condition is typically satisfied over a four-year service period. The performance-based condition related to these awards was satisfied upon the effectiveness of our IPO Registration Statement on April 26, 2018. On that date we recorded a cumulative stock-based compensation expense of $262.8 million using the accelerated attribution method for all the RSUs with the service condition fully satisfied.

During the three and the six months ended July 31, 2018, we granted 161,250 RSUs that are subject to either performance-based or market-based vesting conditions and a service-based condition. The performance-based conditions will be satisfied if our financial performance meets certain operating targets. The market-based conditions will be satisfied if certain milestones based on our common stock price are met. All other RSUs granted after January 31, 2018 vest on the satisfaction of a service-based condition only.

RSU activity for the six months ended July 31, 2018, was as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2018	23,080,543	$17.54
Granted	6,546,327	54.66
Vested	(9,876,534)	17.67
Canceled	(680,674)	19.37
Unvested at July 31, 2018	19,069,662	$29.49

The table above includes 161,250 RSUs subject to performance-based and market-based vesting conditions granted during the period. As of July 31, 2018, our total unrecognized compensation cost related to RSUs was $382.6 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.1 years.

2018 Employee Stock Purchase Plan

In the six months ended July 31, 2018, our board of directors adopted, and our stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). In April 2018, the 2018 ESPP went into effect upon the effectiveness of our IPO Registration Statement. Subject to any limitations contained therein, the 2018 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase our common stock at a discounted price per share. The 2018 ESPP provides for separate six-month offering periods. The initial offering period will run from September 15, 2018 through March 14, 2019.

A total of 3,800,000 shares of common stock were reserved for issuance under the 2018 ESPP. As of July 31, 2018, no shares of our common stock have been purchased under the 2018 ESPP. The number of shares reserved under the 2018 ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3,800,000 shares, or (iii) a lower number determined by our board of directors.

Note 11.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Net loss	$(36,714)	$(12,037)	$(307,401)	$(31,419)
Less: preferred stock accretion	—	(366)	(353)	(721)
Net loss attributable to common stockholders	$(36,714)	$(12,403)	$(307,754)	$(32,140)
Denominator:
Weighted-average common shares outstanding	166,083,686	31,638,340	102,284,494	30,715,624
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.39)	$(3.01)	$(1.05)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	As of July 31,
	2018	2017
Convertible preferred stock as-converted	—	100,350,008
Stock options	18,121,774	23,762,234
Warrants to purchase convertible preferred stock	—	22,468
Warrants to purchase common stock	—	18,061
RSUs	18,908,412	—
Total antidilutive securities	37,030,186	124,152,771

The table above does not include 161,250 RSUs and 21,417,733 RSUs outstanding as of July 31, 2018 and July 31, 2017, as these RSUs are subject to operating and stock price targets or a liquidity event performance condition that was not considered probable as of that period.

Note 12.    Income Taxes

Our quarterly provision for income taxes is based on an estimated effective annual income tax rate. It includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Our provision for income taxes was $1.9 million and $0.1 million for the three months ended July 31, 2018 and 2017. Our provision was $2.7 million for the six months ended July 31, 2018 compared to a tax benefit of nil for the six months ended July 31, 2017. The provision was primarily due to an increase in foreign tax expense, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

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

We recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in our consolidated financial statements for the year ended January 31, 2018. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take because of the TCJA. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the three and six months ended July 31, 2018, we did not make any adjustments to our provisional amounts included in our consolidated financial statements for the year ended January 31, 2018. Any adjustments are expected to be completed within the measurement period.

As of July 31, 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the Global Intangible Low-taxed Income ("GILTI") provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse because of the GILTI provisions in future periods or use the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for fiscal 2019.

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

As of July 31, 2018, our gross uncertain tax benefits totaled $8 million, including related accrued interest and penalties. As of July 31, 2018, $8 million of our uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized.

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

Note 13.    Geographic Information

We operate in one operating and one reportable segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is our chief operating decision maker.

Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
United States	$138,543	$104,242	$268,357	$200,587
International	28,501	21,301	54,495	38,454
Total revenue	$167,044	$125,543	$322,852	$239,041

No single country other than the United States had revenue greater than 10% of total revenue for the three and six months ended July 31, 2018 and 2017.

Our property and equipment by geographic area were as follows:

(in thousands)	July 31, 2018	January 31, 2018
United States	$49,499	$51,023
International	10,916	11,996
Total property and equipment	$60,415	$63,019

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our final prospectus dated April 26, 2018 ("Prospectus"), as filed with the Securities and Exchange Commission (the "SEC") pursuant to Rule 424(b) under the Securities Act 1933, as amended (the "Securities Act") (File No. 333-223990).  As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus. Our fiscal year ends January 31.

Executive Overview of Second Quarter Results

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

We offer access to our platform on a subscription basis, and we generate substantially all our revenue from sales of subscriptions, which accounted for 95% and 94% of our revenue in the quarters ended July 31, 2018 and 2017 and for 95% and 94% of our revenue for the six months ended July 31, 2018 and 2017. Our subscription fees include the use of our platform and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 5% and 6% of our total revenue in the quarters ended July 31, 2018 and 2017 and 5% and 6% of our revenue for the six months ended July 31, 2018 and 2017. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our platform, which helps to drive customer retention and expansion of the use of our platform.

We offer subscriptions to our platform to enterprise businesses, commercial businesses and very small businesses ("VSBs"), which include professionals, sole proprietorships and individuals. We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We offer more than 300 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning various industries and countries with no significant customer concentration. No single largest customer accounted for more than 3% of total revenue in each of the three and six months ended July 31, 2018 and 2017.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs. We later expanded our focus to target enterprise customers by adding our first enterprise sales professionals in the year ended January 31, 2011. In the year ended January 31, 2013, we began to gain meaningful traction selling into new enterprise accounts with aggregate ACV exceeding $5 million. To demonstrate this growth over time, the number of our customers with greater than $300,000 in ACV has increased from approximately 30 as of January 31, 2013 to more than 200 customers as of July 31, 2018. Each of our customer types have different purchasing patterns. VSBs tend to become customers quickly with very little to no direct interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three and Six Months Ended July 31, 2018

	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
Total revenue	$167,044	$322,852
Total costs and expenses	204,764	628,130
Total stock-based compensation expense	40,165	309,959
Loss from operations	(37,720)	(305,278)
Net loss	(36,714)	(307,401)
Cash provided by operating activities	22,695	37,688
Capital expenditures	(4,336)	(10,520)

Cash, cash equivalents and restricted cash were $819.2 million as of July 31, 2018.

Initial Public Offering

On May 1, 2018, we completed our initial public offering ("IPO"), in which we issued and sold 19,314,182 shares of common stock at the price to the public of $29.00 for net proceeds to us of approximately $524.2 million, after underwriting discounts and commissions and offering expenses. Upon the completion of our IPO, all 100,226,099 shares of our convertible preferred stock automatically converted into an aggregate of 100,350,008 shares of our common stock; all our outstanding warrants to purchase shares of convertible preferred stock converted into 22,468 warrants to purchase shares of common stock, with the related warrant liability of $0.8 million reclassified into additional paid-in capital; and our Amended and Restated Certificate of Incorporation was filed and went in effect authorizing a total of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Key Factors Affecting Our Performance

We believe that our future performance will depend on may factors, including the following:

Growing Our Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of July 31, 2018, we had over 425,000 customers, including over 45,000 enterprise and commercial customers, as compared to over 330,000 customers and over 35,000 enterprise and commercial customers as of July 31, 2017. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our platform. We define enterprise customers as companies generally included in the Global 2000. We generally define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses ("SMBs"), which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. VSBs include companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

We believe that our ability to increase the number of customers on our platform, particularly the number of enterprise and commercial customers, is an indicator of our market penetration, the growth of our business and our potential future business opportunities. Increasing awareness of our platform, further developing our sales and marketing expertise and continuing to build features tuned to different industry needs have expanded the diversity of our customer base to include organizations of all sizes across nearly every industry.

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

Increasing International Revenue

Our international revenue represented 17% of our total revenue in each of the three months ended July 31, 2018 and 2017 and 17% and 16% of our total revenue in the six months ended July 31, 2018 and 2017. We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, as we were able to leverage our core technologies in these jurisdictions since they have a similar approach to e-signature as the United States. We have since made significant investments to be able to offer our solutions in select civil law countries. For example, in Europe, we have Standards-Based Signature technology tailored for electronic IDentification, Authentication and trust Services ("eIDAS"). In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

We plan to increase our international revenue by leveraging and continuing to expand the investments we have already made in our technology, direct sales force and strategic partnerships, as well as helping existing U.S.-based customers manage agreements across their international businesses. Additionally, we expect our strategic partnerships in key international markets, including our current relationships with SAP in Europe, to further growth.

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

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily consists of expenses related to hosting our platform and providing support. These expenses consist of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs, as well as personnel costs for employees associated with our technical infrastructure and customer support. These expenses also consist of software and maintenance costs, third-party hosting fees, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired intangible assets, credit card processing fees and allocated overhead. We expect our cost of revenue to continue to increase in absolute dollar amounts as we invest in our business.

Cost of Professional Services and Other Revenue. Cost of professional services and other revenue consists primarily of personnel costs for our professional services delivery team, travel related costs and allocated overhead.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors including our pricing, timing and amount of investment to maintain or expand our hosting capability, the growth of our platform support and professional services team, share-based compensation expenses, amortization of costs associated with capitalized internal use software and acquired intangible assets and allocated overhead.

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

General and Administrative Expense. General and administrative expense consists primarily of employee-related costs for those employees associated with administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs and allocated overhead.

Interest Expense

Interest expense consists primarily of commitment fees and amortization of costs related to our loan facility, which expired in May 2018.

Interest and other income, net

Interest and other income, net, consists primarily of interest earned on our cash and cash equivalents and foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum taxes in the United States, as well as certain tax benefits arising from acquisitions. We have a valuation allowance of our U.S. deferred tax assets, including U.S. net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future or until it becomes more likely than not that the benefit of our U.S. deferred tax assets will be realized by way of expected future taxable income in the United States.

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Revenue:
Subscription	$158,461	$117,553	$306,659	$224,400
Professional services and other	8,583	7,990	16,193	14,641
Total revenue	167,044	125,543	322,852	239,041
Cost of revenue:
Subscription	23,057	20,040	55,495	39,333
Professional services and other	13,304	8,418	39,160	16,249
Total cost of revenue	36,361	28,458	94,655	55,582
Gross profit	130,683	97,085	228,197	183,459
Operating expenses:
Sales and marketing	103,779	68,943	294,864	133,634
Research and development	33,773	23,767	104,643	46,475
General and administrative	30,851	18,156	133,968	36,395
Total expenses	168,403	110,866	533,475	216,504
Loss from operations	(37,720)	(13,781)	(305,278)	(33,045)
Interest expense	(47)	(169)	(240)	(320)
Interest and other income, net	2,998	2,034	770	1,924
Loss before provision for (benefit from) income taxes	(34,769)	(11,916)	(304,748)	(31,441)
Provision for (benefit from) income taxes	1,945	121	2,653	(22)
Net loss	$(36,714)	$(12,037)	$(307,401)	$(31,419)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Subscription	95%	94%	95%	94%
Professional services and other	5	6	5	6
Total revenue	100	100	100	100
Cost of revenue:
Subscription	14	16	17	16
Professional services and other	8	7	12	7
Total cost of revenue	22	23	29	23
Gross profit	78	77	71	77
Operating expenses:
Sales and marketing	62	55	91	56
Research and development	20	19	33	19
General and administrative	19	14	42	16
Total expenses	101	88	166	91
Loss from operations	(23)	(11)	(95)	(14)
Interest expense	—	—	—	—
Interest and other income, net	2	2	1	1
Loss before provision for (benefit from) income taxes	(21)	(9)	(94)	(13)
Provision for (benefit from) income taxes	1	1	1	—
Net loss	(22)%	(10)%	(95)%	(13)%

The following discussion and analysis is for the three and the six months ended July 31, 2018, compared to the same period in 2017, unless otherwise stated.

Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Revenue:
Subscription	$158,461	$117,553	35%	$306,659	$224,400	37%
Professional services and other	8,583	7,990	7%	16,193	14,641	11%
Total revenue	$167,044	$125,543	33%	$322,852	$239,041	35%

Subscription Revenue

For the three months ended July 31, 2018, subscription revenue increased $40.9 million, or 35%. Subscription revenue was 95% of total revenue in the three months ended July 31, 2018 and 94% in the three months ended July 31, 2017. For the six months ended July 31, 2018, subscription revenue increased $82.3 million, or 37%. Subscription revenue was 95% of total revenue in the six months ended July 31, 2018 and 94% in the six months ended July 31, 2017. The increase for the six months ended July 31, 2018 was primarily attributable to increases in subscription sales to new and existing customers.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality and attract new customers.

Professional Services and Other Revenue

Professional services and other revenue increased by $0.6 million, or 7%, and by $1.6 million, or 11%, for the three and the six months ended July 31, 2018 primarily due to increased engagement of professional services to support our growing customer base.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except for percentages)	2018	2017	% Change		2018	2017	% Change
Cost of revenue:
Subscription	$23,057	$20,040	15%		$55,495	$39,333	41%
Professional services and other	13,304	8,418	58%		39,160	16,249	141%
Total cost of revenue	$36,361	$28,458	28%		$94,655	$55,582	70%
Gross margin:
Subscription	85%	83%	2	pts	82%	82%	—
Professional services and other	(55)%	(5)%	(50	)pts	(142)%	(11)%	(131	)pts
Total gross margin	78%	77%	1	pts	71%	77%	(6	)pts

Cost of Subscription Revenue

Cost of subscription revenue increased $3.0 million, or 15% for the three months ended July 31, 2018, primarily due to:

▪
An increase of $1.4 million in stock-based compensation expense driven by the expense for the quarter related to RSUs with a performance condition satisfied on the effectiveness of our registration statement on Form S-1 (Registration No. 333-223990) ("IPO Registration Statement"), for which no expense was recorded in the same prior year period; and

▪	An increase of $0.6 million in data center and other related operating costs to support our platform.

Cost of subscription revenue increased $16.2 million, or 41% for the six months ended July 31, 2018, primarily due to:

▪
An increase of $11.1 million in stock-based compensation expense driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period;

▪	An increase of $3.2 million in data center and other related operating costs to support our platform; and

▪	An increase of $0.7 million in allocated overhead and $0.6 million in personnel costs primarily driven by increases in headcount.

Cost of Professional Services and Other Revenue

Cost of professional service and other revenue increased $4.9 million, or 58%, for the three months ended July 31, 2018, primarily due to:

▪
An increase of $2.6 million in stock-based compensation driven by the expense for the quarter related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period; and

▪	An increase of $2.4 million in personnel costs primarily related to increased headcount in our professional services organization.

Cost of professional service and other revenue increased $22.9 million, or 141%, for the six months ended July 31, 2018, primarily due to:

▪
An increase of $18.4 million in stock-based compensation driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period; and

▪	An increase of $4.4 million in personnel costs primarily related to increased headcount in our professional services organization.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Sales and marketing	$103,779	$68,943	51%	294,864	133,634	121%
Percentage of revenue	62%	55%		91%	56%

Sales and marketing expenses increased $34.8 million, or 51%, for the three months ended July 31, 2018, primarily due to:

▪
An increase of $13.9 million in stock-based compensation expense, driven by the expense for the quarter related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period;

▪	An increase of $12.6 million in personnel costs driven by increased headcount and higher commissions in line with higher sales;

▪	An increase of $3.8 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;

▪	An increase of $1.6 million in allocated overhead due to increased headcount and facility costs;

▪	An increase of $1.6 million in travel costs to support the increase in the personnel; and

▪	An increase of $0.6 million in other expenses primarily due to higher spend on employee-related costs.

Sales and marketing expenses increased $161.2 million, or 121%, for the six months ended July 31, 2018, primarily due to:

▪
An increase of 123.7 million in stock-based compensation expense driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period;

▪	An increase of $21.2 million increase in personnel costs driven by increased headcount and higher commissions in line with higher sales;

▪	An increase of $7.2 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;

▪	An increase of $3.7 million in allocated overhead due to increased headcount and facility costs;

▪	An increase of $2.9 million in travel costs to support the increase in the personnel; and

▪	An increase of $1.4 million in other expenses primarily due to higher spend on employee-related costs.

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Research and development	$33,773	$23,767	42%	104,643	46,475	125%
Percentage of revenue	20%	19%		33%	19%

Research and development expenses increased $10.0 million, or 42%, for the three months ended July 31, 2018, primarily due to:

▪
An increase of $6.1 million in stock-based compensation expense, driven by the expense for the quarter related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period; and

▪	An increase of $2.1 million in personnel costs and $0.7 million in allocated overhead primarily due to increased headcount.

Research and development expenses increased $58.2 million, or 125%, for the six months ended July 31, 2018, primarily due to:

▪
An increase of $51.9 million in stock-based compensation expense, driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period;

▪	An increase of $2.4 million in personnel costs due to higher headcount;

▪	An increase of $1.7 million in allocated overhead due to increased headcount and facility costs;

▪	An increase of $0.9 million in other expenses primarily due to higher employee costs; and

▪	An increase of $0.7 million in professional fees due to higher consulting spend.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
General and administrative	$30,851	$18,156	70%	133,968	36,395	268%
Percentage of revenue	19%	14%		42%	16%

General and administrative expenses increased $12.7 million, or 70%, for the three months ended July 31, 2018, primarily due to:

▪
An increase of $7.7 million in stock-based compensation expense, driven by the expense for the quarter related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period;

▪	An increase of $2.4 million in professional fees, driven by higher legal, audit and consulting costs; and

▪	An increase of $1.5 million in personnel costs due to higher headcount.

General and administrative expenses increased $97.6 million, or 268%, for the six months ended July 31, 2018, primarily due to:

▪
An increase of $88.0 million in stock-based compensation expense, driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period;

▪	An increase of $6.3 million in professional fees, primarily driven by costs related to our IPO and preparation for operating as a public company, as well as higher audit and consulting costs; and

▪	An increase of $3.1 million in allocated overhead primarily due to increased headcount and facility costs.

Interest and Other Income, Net

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Interest and other income, net	$2,998	$2,034	47%	770	1,924	(60)%
Percentage of revenue	2%	2%		1%	1%

For the three months ended July 31, 2018, interest and other income, net, increased $1.0 million primarily due to higher interest income on cash and cash equivalents, partially offset by lower foreign currency transaction gains. For the six months ended July 31, 2018, interest and other income, net, decreased $1.2 million primarily due to foreign currency transaction losses, partially offset by higher interest income on higher cash and cash equivalents.

Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Provision for (benefit from) income taxes	$1,945	$121	NM	2,653	(22)	NM
Percentage of revenue	1%	1%		1%	—%

Provision for (benefit from) income taxes changed by $1.8 million for the three months ended July 31, 2018 and $2.7 million for the six months ended July 31, 2018 primarily due to higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth. We have recorded valuation allowances against the deferred tax assets associated with losses for which we may not realize a related tax benefit.

Liquidity and Capital Resources

As of July 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $818.8 million, which were primarily bank deposits and money market funds. In May 2018, we received net proceeds of $524.2 million upon the completion of our IPO.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations of $37.7 million in the six months ended July 31, 2018, we have generated losses from operations in the past as reflected in our accumulated deficit of $809.7 million as of July 31, 2018. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets as accounts receivable until collection and contract liabilities. As of July 31, 2018, we had accounts receivable of $108.4 million compared to $123.8 million as of January 31, 2018. The decrease in accounts receivable resulted in net cash provided by operating activities of $15.4 million. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Contract liabilities consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2018, we had contract liabilities of $297.4 million compared to $277.9 million as of January 31, 2018. The increase in contract liabilities resulted in net cash provided by operating activities of $19.5 million. Therefore, our growth in billings to existing and new customers has a material net beneficial impact on our cash flows from operating activities, after consideration of the impact on our accounts receivable.

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

On September 4, 2018, we acquired SpringCM Inc. ("SpringCM"), a leading cloud-based document generation and contract lifecycle management software company based in Chicago, Illinois for approximately $220.2 million in cash, subject to adjustments. The acquisition was funded with cash on hand.

We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle our RSUs granted prior to the effective date of our IPO, as well as those we granted after such date. On the settlement dates for these RSUs, we plan to withhold shares and remit income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as a net settlement. We currently expect that the average of these withholding tax rates will be approximately 40%, and the income taxes due would be based on the then-current value of the underlying shares of our common stock. Based on 12,142,732 RSUs outstanding as of July 31, 2018, for which the service condition is expected to be satisfied on November 14, 2018 (the day before the accelerated initial settlement date following our IPO), and assuming the price of our common stock at the time of settlement is equal to $53.90, the closing price of our common stock on July 31, 2018, we estimate that this tax obligation on the initial settlement date would be approximately $253.5 million in the aggregate. The amount of this obligation could be higher or lower, depending on (1) the price of shares of our common stock on the settlement date, and (2) the actual number of RSUs outstanding for which the service condition has been satisfied. Assuming an approximate 40% tax withholding rate, we expect to deliver an aggregate of approximately 7.6 million shares of our common stock to RSU holders after withholding an aggregate of approximately 4.5 million shares of our common stock, based on 12,142,732 RSUs outstanding as of July 31, 2018 for which the service condition is expected to be satisfied on November 14, 2018. In connection with these net settlements, we would withhold and remit the tax liabilities of approximately $245.0 million on behalf of the RSU holders to the relevant tax authorities in cash.

To fund these withholding and remittance obligations, we expect to use a substantial portion of our existing cash. If we elect not to fully fund tax withholding and remittance obligations through cash or if we are unable to do so, we may choose to sell equity and/or debt securities. For additional information, see “Risk Factors—We anticipate spending substantial funds in connection with the tax liabilities that arise upon the initial settlement of RSUs. The manner in which we fund these expenditures may have an adverse effect on our financial condition."

Credit Facility

In May 2015, we signed a Senior Secured Credit Agreement with Silicon Valley Bank ("The Credit Agreement") and a syndicate of other banks. The Credit Agreement extended a revolving loan facility of up to $80.0 million with a letter of credit sub-facility up to $15.0 million (as a sublimit of the revolving loan facility) and a swingline sub-facility up to $5.0 million (as a sublimit of the revolving loan facility). Our obligations under the Credit Agreement were secured by substantially all our assets. The facility required us to comply with certain financial and non-financial covenants. The facility was subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.3% and 0.3375% per annum on the daily undrawn balance. The facility expired under its terms in May 2018.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2018	2017	$ Change
Net cash provided by (used in):
Operating activities	$37,688	$11,401	$26,287
Investing activities	(10,520)	(10,622)	102
Financing activities	536,101	13,509	522,592
Effect of foreign exchange on cash and cash equivalents	(1,543)	2,143	(3,686)
Net change in cash, cash equivalents and restricted cash	$561,726	$16,431	$545,295

Cash Flows from Operating Activities

Cash provided by operating activities increased by $26.3 million for the six months ended July 31, 2018. This change was primarily due to an increase of $299.1 million in non-cash expenses, partially offset by a $276.0 million increase in net loss. The increase in non-cash expenses was driven by a $293.0 million increase in stock-based compensation expense driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period.

Net cash provided by operating assets and liabilities increased by $3.1 million driven by increases in cash provided by changes in most operating activities. In particular, cash provided from changes in accrued compensation increased by $5.3 million driven by higher incentive compensation and increase in headcount. The increases in operating activities were partially offset by an increase of $10.1 million in additions to deferred contract acquisition and fulfillment costs.

Cash Flows from Investing Activities

Cash used in investing activities remained relatively flat for the six months ended July 31, 2018 as compared to the same prior year periods. Our cash outflows during the two periods consisted primarily of purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities increased by $522.6 million for the six months ended July 31, 2018 as compared to the same prior year period, primarily driven by proceeds from the issuance of common stock in our IPO, net of underwriting discounts and commissions of $529.3 million. We also incurred cash outflows of $3.5 million for deferred offering costs related to our IPO. Proceeds from exercise of stock options decreased by $3.2 million during the period compared to the prior year period.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of July 31, 2018:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$121.8	$9.2	$37.4	$34.2	$41.0
Enterprise partnership agreement	5.7	1.5	4.2	—	—
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
As of July 31, 2018, we had unused letters of credit outstanding associated with our various operating leases totaling $9.9 million.

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
Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principals ("GAAP"). Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, business combinations and valuation of goodwill and other acquired intangible assets and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our Prospectus, except as described below.

Stock-Based Compensation

Substantially all of the RSUs that we have issued through January 31, 2018 vest upon the satisfaction of both service-based and performance-based vesting conditions. The service-based condition is typically satisfied over a four-year service period. The performance-based condition related to these awards was satisfied on the effectiveness of our IPO Registration Statement, which occurred on April 26, 2018. Upon the effectiveness of our IPO Registration Statement, we recognized $262.8 million in stock-based compensation expense related to RSUs, for which the service-based condition was satisfied as of such date. During the three months ended July 31, 2018, we granted 161,250 RSUs that are subject to either performance-based or market-based vesting conditions and a service-based condition. The performance-based conditions will be satisfied if our financial performance meets certain operating targets. The market-based conditions will be satisfied if certain milestones based on our common stock price are met. All other RSUs granted after January 31, 2018 vest on the satisfaction of service-based condition only.

In the three months and six months ended July 31, 2018, we recognized total stock-based compensation related to our RSUs of $34.8 million and $299.4 million. As of July 31, 2018, we have approximately $382.6 million of unrecognized stock-based compensation expense related to our RSUs to be recognized over the remaining weighted-average period of approximately 2.1 years.

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

Free cash flows: We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment. We believe free cash flow is an important liquidity measure of the cash (if any) that is available, after purchases of property and equipment, for operational expenses, investment in our business and to make acquisitions. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

Billings: We define billings as total revenue plus the change in our contract liabilities and refund liability less contract assets and unbilled accounts receivable in a given period. Billings reflects sales to new customers plus subscription renewals and additional sales to existing customers. Only amounts invoiced to a customer in a given period are included in billings. We believe billings is a key metric to measure our periodic performance. Given that most of our customers pay in annual installments one year in advance, but we typically recognize a majority of the related revenue ratably over time, we use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers.

Reconciliation of gross profit and gross margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
GAAP gross profit	$130,683	$97,085	$228,197	$183,459
Add: Stock-based compensation	4,410	485	30,410	958
Add: Amortization of acquisition-related intangibles	1,003	1,691	2,671	3,388
Non-GAAP gross profit	$136,096	$99,261	$261,278	$187,805
GAAP gross margin	78%	77%	71%	77%
Non-GAAP adjustments	3%	2%	10%	2%
Non-GAAP gross margin	81%	79%	81%	79%

GAAP subscription gross profit	$135,404	$97,513	$251,164	$185,067
Add: Stock-based compensation	1,588	231	11,543	469
Add: Amortization of acquisition-related intangibles	1,003	1,691	2,671	3,388
Non-GAAP subscription gross profit	$137,995	$99,435	$265,378	$188,924
GAAP subscription gross margin	85%	83%	82%	82%
Non-GAAP adjustments	2%	2%	5%	2%
Non-GAAP subscription gross margin	87%	85%	87%	84%

GAAP professional services and other gross loss	$(4,721)	$(428)	$(22,967)	$(1,608)
Add: Stock-based compensation	2,822	254	18,867	489
Non-GAAP professional services and other gross loss	$(1,899)	$(174)	$(4,100)	$(1,119)
GAAP professional services and other gross loss	(55)%	(5)%	(142)%	(11)%
Non-GAAP adjustments	33%	3%	117%	3%
Non-GAAP professional services and other gross loss	(22)%	(2)%	(25)%	(8)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
GAAP operating loss	$(37,720)	$(13,781)	$(305,278)	$(33,045)
Add: Stock-based compensation	40,165	8,512	309,959	16,918
Add: Amortization of acquisition-related intangibles	1,768	2,356	4,201	4,893
Non-GAAP operating income (loss)	$4,213	$(2,913)	$8,882	$(11,234)
GAAP operating margin	(23)%	(11)%	(95)%	(14)%
Non-GAAP adjustments	26%	9%	98%	9%
Non-GAAP operating margin (loss)	3%	(2)%	3%	(5)%

Reconciliation of net income (loss):

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2018	2017	2018	2017
GAAP net loss	$(36,714)	$(12,037)	$(307,401)	$(31,419)
Add: Stock-based compensation	40,165	8,512	309,959	16,918
Add: Amortization of acquisition-related intangibles	1,768	2,356	4,201	4,893
Non-GAAP net income (loss)	$5,219	$(1,169)	$6,759	$(9,608)

Computation of free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Net cash provided by operating activities	$22,695	$12,098	$37,688	$11,401
Less: purchase of property and equipment	(4,336)	(4,319)	(10,520)	(11,089)
Non-GAAP free cash flow	$18,359	$7,779	$27,168	$312

Computation of billings:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Revenue	$167,044	$125,543	$322,852	$239,041
Add: Contract liabilities and refund liability, end of period	300,426	214,405	300,426	214,405
Less: Contract liabilities and refund liability, beginning of period	(293,667)	(208,882)	(282,943)	(195,501)
Add: Contract assets and unbilled accounts receivable, beginning of period	14,555	10,400	16,899	10,095
Less: Contract assets and unbilled accounts receivable, end of period	(16,196)	(11,381)	(16,196)	(11,381)
Non-GAAP billings	$172,162	$130,085	$341,038	$256,659

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.
Interest Rate Risk
As of July 31, 2018, we had cash and cash equivalents of $818.8 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would have not had a material impact on our financial statements included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of "Accumulated other comprehensive (loss) income" within "Stockholders’ equity (deficit)". Gains or losses due to transactions in foreign currencies are included in “Interest and other income, net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $36.7 million and $12.0 million in the three months ended July 31, 2018 and 2017, and as of July 31, 2018, we had an accumulated deficit of $809.7 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform. We also plan to continue to invest to expand the functionality of our platform to automate the agreement process, expand our infrastructure and technology to meet the needs of our customers, expand our sales headcount, increase our marketing activities and grow our international operations. We will also face increased compliance costs associated with growth, the expansion of our customer base and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

The market for our e-signature solution—as the core part of our broader platform for automating the agreement process—is relatively new and evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.

The market for our e-signature solution—as the core part of our broader platform for automating the agreement process—is relatively new and evolving, which makes our business and future prospects difficult to evaluate. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. It is difficult to predict customer demand for our solutions, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers, about the uses and benefits of our e-signature solutions. The size and growth of our addressable market depends on a number of factors, including businesses continuing to desire to differentiate themselves through e-signature solutions and other aspects of our platform that automate the agreement process, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulatory environment and changes in economic conditions. If businesses do not perceive the value proposition of our offerings, then a viable market for solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

If we are unable to attract new customers, our revenue growth will be adversely affected.

To increase our revenue, we must continue to attract new customers and increase sales to new customers. As our market matures, product and service offerings evolve and competitors introduce lower cost and/or differentiated products or services that are perceived to compete with our solutions, our ability to sell subscriptions for our solutions could be impaired. As a result of these and other factors, we may be unable to attract new customers or increase sales to existing customers, which could have an adverse effect on our business, revenue, gross margins and other operating results, and accordingly on the value of our common stock.

If we are unable to retain customers at existing levels or sell additional functionality and services to our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must retain existing customers, convince them to expand their use of our products and services across their organizations and for a variety of use cases, and expand their subscriptions on terms favorable to us. Our ability to retain our customers and expand their subscriptions could be impaired for a variety of reasons, including the risks described herein. As a result, we may be unable to renew our agreements with existing customers or attract new business from existing customers on terms favorable or comparable to prior periods, which could have an adverse effect on our business, revenue, gross margins and other operating results, and accordingly on the value of our common stock.

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

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, and a majority of our subscription contracts were one year in duration in fiscal year 2018. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base across industries and geographies and its range from enterprises to VSBs. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies and general economic conditions. As a result, we cannot assure you that customers will renew or expand their subscriptions to our platform. If our customers do not renew their subscriptions for our service or if they reduce their subscription amounts at the time of renewal, our revenue will decline and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.

We are dependent on our e-signature solutions, and the lack of continued adoption of our platform could cause our operating results to suffer.

Sales of subscriptions to our platform account for substantially all of our subscription revenue and are the source of substantially all of our professional services revenue. We expect that we will be substantially dependent on our e-signature solutions to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:

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

Our e-signature solutions address a market that is evolving and highly competitive. Our primary competition comes from companies that offer products and solutions that currently compete with some but not all of the functionality present in our platform. Our solutions compete with similar offerings by others currently, and there may be an increasing number of similar solutions offered by additional competitors in the future. In particular, one or more global software companies may elect to include an electronic signature capability in their products. Our primary global competitor is currently Adobe Systems Incorporated, which began to offer an e-signature solution following its acquisition of EchoSign in 2011 (now known as Adobe Sign). We also face competition from a select number of niche vendors that focus on specific industries or geographies. In addition, our current and prospective customers may develop their own e-signature solutions in-house. The introduction of new technologies and the influx of new entrants into the market may intensify competition in the future, which could harm our business and our ability to increase revenues, maintain or increase customer renewals and maintain our prices.

Adobe has a longer operating history than us, as well as significant financial, technical, marketing and other resources, strong brand and customer recognition, a large intellectual property portfolio and broad global distribution and presence.

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

Our revenue grew from $125.5 million in the three months ended July 31, 2017 to $167.0 million in the three months ended July 31, 2018. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on a number of factors, including our ability to:

▪	price our e-signature solutions effectively so that we are able to attract and retain customers without compromising our profitability;

▪	attract new customers, increase our existing customers’ use of our solutions and provide our customers with excellent customer support;

▪	expand our platform to support “System of Agreement” for our customers;

▪	continue to introduce our e-signature solutions to new markets outside of the United States;

▪	successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions; and

▪	increase awareness of our brand on a global basis.

We may not successfully accomplish any of these objectives. We expect to continue to expend substantial financial and other resources on:

▪	sales and marketing, including a significant expansion of our sales organization, particularly in the United States.;

▪	our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;

▪	product development, including investments in our product development team and the development of new products and new functionality for our existing solutions;

▪	acquisitions or strategic investments;

▪	international expansion; and

▪	general administration, including legal and accounting expenses.

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of customers, users and transactions and the amount of data that our infrastructure supports. As we continue to grow, we may need to open new offices in the United States and internationally and hire additional personnel for those offices.

Finally, our organizational structure is becoming more complex as we add additional staff and acquire complementary companies, products and technologies. For example, on September 4, 2018, we acquired SpringCM. In connection with this increased complexity. We will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require capital expenditures and the allocation of valuable management resources to grow and change in these areas. In addition, if we are unable to effectively manage the growth of our business, the quality of our solutions may suffer, and we may be unable to address competitive challenges, which would adversely affect our overall business, operations and financial condition.

Our security measures have on occasion in the past been, and may in the future be, compromised. Consequently, our solutions may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our solutions, our reputation being harmed, our incurring significant liabilities and adverse effects on our results of operations and growth prospects.

Our operations involve the storage and transmission of customer data or information, and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of this information, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. In May 2017, a malicious third party gained temporary access to a separate, non-core system used for service-related announcements that contained a list of email addresses. We took immediate action to prevent unauthorized access to this system, put further security controls in place and worked with law enforcement agencies. Concerns regarding data privacy and security may cause some of our customers to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business, operating results and growth prospects. Further, as we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. In addition, failures to meet customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenues due to decrease in customer trust and network downtime, increases in insurance coverage due to cybersecurity incidents and damages to our reputation because of any such incident.

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

We are subject to governmental regulation and other legal obligations, including those related to e-signature laws, privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our software.

We receive, store and process personal information and other data from and about customers, in addition to our employees and service providers. In addition, customers use our services to obtain and store personal identifiable information, personal health information and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the "FTC") and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security, including the California Consumer Privacy Act. We implement services that meet the technological requirements requested by our customers that would be subject to the Electronic Signatures in Global and National Commerce Act (the "ESIGN Act") in the United States, eIDAS in the European Union (the "EU") and similar U.S. state laws, particularly the Uniform Electronic Transactions Act (the "UETA"), which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. We are particularly reliant on the UETA and the ESIGN Act that together have solidified the legal landscape for use of electronic records and electronic signatures in commerce by confirming that electronic records and signatures carry the same weight and have the same legal effect as traditional paper documents and wet ink signatures. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In addition, several foreign countries and governmental bodies, including the EU, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol (the "IP"), addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future. Within the European Union, the General Data Protection Regulation (the "GDPR") became effective in May 2018, replaced the 1995 European Union Data Protection Directive and superseded applicable EU member state legislation.

The GDPR significantly increases the level of sanctions for non-compliance from those in existing EU data protection law. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers and data subjects. Since we act as a data processor for our customers, we are taking steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps will be effective.

The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. If our policies, procedures or measures relating to privacy, data protection, marketing or customer communications fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition.

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:

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

▪	our ability to control costs, including our operating expenses;

▪	potential accelerations of prepaid expenses and deferred costs;

▪	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses (including commissions and bonuses associated with performance);

▪	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;

▪	the amount and timing of costs associated with recruiting, training and integrating new employees;

▪	impacts of acquisitions;

▪	issues relating to partnerships with third parties, product and geographic mix;

▪	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

▪	the impact of new accounting pronouncements;

▪	changes in the competitive dynamics of our market, including consolidation among competitors or customers;

▪	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions; and

▪	awareness of our brand on a global basis.

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

The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to enhance our e-signature solutions or develop new solutions that keep pace with rapid technological and regulatory change, our business, results of operations and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.

If we fail to maintain our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that our maintaining the DocuSign brand is important to supporting continued acceptance of our existing and future solutions and, as a result, attracting new customers to our solutions and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable and useful solutions to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions and our ability to successfully differentiate our solutions from competitive products and services. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Many of our customers deploy our solutions globally, and therefore, must comply with certain legal and regulatory requirements in varying countries. If our solutions fail to meet such requirements, our business could incur significant liabilities.

Customers use our solutions globally to comply with certain safe harbors and legislation of the countries in which they transact business. For example, some of our customers rely on our certification under the Federal Risk and Authorization Management Program in the United States or FedRAMP and eIDAS in the European Union to help satisfy their own legal and regulatory compliance requirements. If our solutions are found by a court or regulatory body to be inadequate to meet a compliance requirement for which they are being used, we could be exposed to liability and documents executed through our solutions could in some instances be rendered unenforceable. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

Our sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We sell to U.S. federal, state and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries, such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings.

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

Our operations are dependent upon our ability to prevent system interruption. The applications underlying our e-signature solutions are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our solutions and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end-customers’ data. We may not be able to detect and correct defects or errors before implementing our solutions. Consequently, we or our customers may discover defects or errors after our solutions have been employed. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could elect not to renew their subscriptions, or delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

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

We currently serve our customers from third-party data center hosting facilities. Our customers need to be able to access our products at any time, without interruption or degradation of performance. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We therefore depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, including the existence of secondary data centers that become active during certain lapses of service or damage at a primary data center, our business could be harmed.

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

In December 2010, the U.S. Federal Communications Commission (the "FCC") adopted net neutrality rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from such interference. Recently, the FCC voted in favor of repealing the net neutrality rules, and it is currently uncertain how the U.S. Congress will respond to this decision. To the extent network operators attempt to interfere with our services, extract fees from us to deliver our solution or otherwise engage in discriminatory practices, our business could be adversely impacted. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense or otherwise negatively affect our business.

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

As usage of our e-signature solutions grows and as customers use our solutions for more types of transactions, we will need to devote additional resources to improving our application architecture, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base.

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

Recent and future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

On September 4, 2018, we acquired SpringCM, which acquisition is expected to close in the third quarter of our fiscal year. As part of our business strategy, we may in the future continue to seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or the integration of the operations of acquired businesses may divert the attention of management and cause us to incur various expenses in identifying, investigating, pursuing and integrating suitable acquisitions, whether or not the acquisition purchases are completed. The failure to successfully integrate the operations, personnel or technologies of an acquired business could impact our ability to realize the full benefits of such an acquisition. If we are unable to achieve the anticipated strategic benefits of an acquisition, including our acquisition of Spring CM, or if the integration or the anticipated financial and strategic benefits, including any anticipated cost savings, revenue opportunities or operational synergies, of such an acquisition are not realized as rapidly as or to the extent anticipated by us, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock

In addition, we have only limited experience in acquiring other businesses. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Any future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. An acquisition may also negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition, any of which could cause our operating results, business and financial condition may suffer.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the United States and other countries and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products or design around our patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of jurisdictions outside the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

We are currently, and may in the future be, subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities covered by such intellectual property and may be unable to compete effectively. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, including those currently pending, regardless of their merit, can be time consuming, costly to defend in litigation and damage our reputation and brand.

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

Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results or financial condition.

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

As of January 31, 2018, we had accumulated federal and state net operating loss carry forwards (the "NOLs") of $479.0 million and $170.0 million inclusive of excess tax benefits. The federal and state net operating loss carry forwards will begin to expire in 2023 and 2024. As of January 31, 2018, we also had total foreign net operating loss carry forwards of $14.7 million, which do not expire under local law. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An analysis was conducted through January 31, 2017 to determine whether an ownership change had occurred since inception. The analysis indicated that because an ownership change occurred in a prior year, federal and state net operating losses were limited pursuant to Section 382 of the Code. This limitation has been accounted for in calculating the available net operating loss carryforwards. If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, data security breaches, and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, including any errors, defects or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our operating results.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2017 and 2018, total revenue generated from customers outside the United States was 17% of our total revenue. We currently have offices in the United States, United Kingdom, France, Germany, Ireland, Israel, Australia, Singapore, Japan and Brazil. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2018, approximately 25% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with developing software and providing support in many languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could negatively affect our results of operations.

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

▪
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, ("FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and similar laws and regulations in other jurisdictions; and

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

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

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

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our end-customers’ ability to implement our solutions in those countries. Changes in our solutions or future changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our end-customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls stemming from Trump administration policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential end-customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would adversely affect our business, operating results and prospects.

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

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred, and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. generally accepted accounting principles, or GAAP, is subject to interpretation by the Financial Accounting Standards Board (the "FASB"), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to allocation of revenue between recognized and deferred amounts, allowance for doubtful accounts, goodwill and intangible assets, fair value of financial instruments, valuation of stock-based compensation, valuation of warrant liabilities and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

We anticipate spending substantial funds in connection with the tax liabilities that arise upon the initial settlement of RSUs. The manner in which we fund these expenditures may have an adverse effect on our financial condition.

We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle the RSUs granted by us. Substantially all of the RSUs that we have issued prior to January 31, 2018 vest upon the satisfaction of both a service condition and a performance condition. The service condition for the majority of our outstanding RSUs is satisfied over a period of four years. Generally, the performance-based condition is a liquidity event requirement, which was satisfied as to any then-outstanding RSUs on the effective date of the registration statement for our IPO. The RSUs vest on the first date upon which both the service-based and performance-based requirements are satisfied. When the RSUs vest, we will deliver one share of common stock for each vested RSU on the settlement date. Since the liquidity event requirement was met because of the effectiveness of our registration statement in connection with our IPO, the settlement for RSUs following vesting generally occurs upon the later of: (1) the next quarterly settlement date (March 15, June 15, September 15 and December 15) or (2) the third quarterly settlement date that follows our IPO (December 15, 2018). Subsequent to our IPO, the compensation committee of our board of directors approved an initial settlement date of November 15, 2018.

On the settlement dates for these RSUs, we plan to withhold shares and remit income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as a net settlement. We currently expect that the average of these withholding tax rates will be approximately 40%, and the income taxes due would be based on the then-current value of the underlying shares of our common stock. Based on 12,142,732 RSUs outstanding as of July 31, 2018, for which the service condition is expected to be satisfied on November 14, 2018 (the day before the accelerated initial settlement date following our IPO), and assuming the price of our common stock at the time of settlement is equal to $53.90, the closing price of our common stock on July 31, 2018, we estimate that this tax obligation on the initial settlement date would be approximately $253.5 million in the aggregate. The amount of this obligation could be higher or lower, depending on (1) the price of shares of our common stock on the settlement date, and (2) the actual number of RSUs outstanding for which the service condition has been satisfied. Assuming an approximate 40% tax withholding rate, we expect to deliver an aggregate of approximately 7.6 million shares of our common stock to RSU holders after withholding an aggregate of approximately 4.5 million shares of our common stock, based on 12,142,732 RSUs outstanding as of July 31, 2018 for which the service condition is expected to be satisfied on November 14, 2018. In connection with these net settlements, we would withhold and remit the tax liabilities of approximately $245.0 million on behalf of the RSU holders to the relevant tax authorities in cash.

To fund these withholding and remittance obligations, we expect to use a substantial portion of our existing cash. If we elect not to fully fund tax withholding and remittance obligations through cash or we are unable to do so, we may choose to sell equity or debt securities or borrow funds or rely on a combination of these alternatives. In the event that we sell equity securities and are unable to match successfully the proceeds to the amount of the tax liability, the newly issued shares may be dilutive, and such sale could also result in a decline of our stock price. In the event that we elect to satisfy tax withholding and remittance obligations in whole or in part by incurring debt, our interest expense and principal repayment requirements could increase significantly, which could have an adverse effect on our financial condition or results of operations.

Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

All of our directors and executive officers and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock are subject to market standoff agreements with us or lock-up agreements with the underwriters in our IPO that restrict their ability to transfer shares of our capital stock for 180 days from our IPO. These agreements limit the number of shares of capital stock that may be sold immediately following our IPO. Subject to certain limitations, approximately 152,109,033 shares of common stock will become eligible for sale upon expiration of the 180-day lock-up period, based on the number of shares outstanding as of January 31, 2018 and including the shares that were sold in our IPO, which were available to be resold in the public market immediately following our IPO. The underwriters in our IPO may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

Following the expiration of the lock-up agreements referred to above, under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

Future sales of shares of our common stock, particularly as lock-up restrictions end, may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to decline and make it more difficult for you to sell shares of our common stock.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. A limited number of analysts are currently covering our company. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.

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

Our common stock is currently listed on the Nasdaq Global Select Market ("Nasdaq"), under the symbol “DOCU” and trades on that market. We cannot assure you that an active trading market for our common stock will be sustained.  Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired, or the prices that you may obtain for your shares.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own a significant percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act ("Section 404"), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending January 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We are required to disclose significant changes made in our internal control procedures on a quarterly basis.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

▪
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock;

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or the U.S. federal district courts are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On May 1, 2018, we completed our IPO, in which we issued and sold 19,314,182 shares of common stock at a price to the public of $29.00 per share, including 3,255,000 shares of common stock purchased by the underwriters from the full exercise of the over-allotment option and excluding shares of common stock sold in our IPO by certain of our existing stockholders. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223990), which was declared effective by the SEC on April 26, 2018.

Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC acted as lead book-running managers for our IPO. Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. were additional book-running managers, and JMP Securities LLC, Piper Jaffray & Co. and William Blair & Company, L.L.C. acted as co-managers for our IPO. The offering commenced on April 26, 2018 and did not terminate before all securities registered in the registration statement were sold.

We received net proceeds of $524.2 million after deducting underwriting discounts and commissions of $30.8 million and offering expenses of $5.1 million. No offering expenses were paid directly or indirectly to any of our directors, officers, or persons owning ten percent or more of our capital stock (or their associates or affiliates). As of July 31, 2018, approximately $0.2 million of expenses incurred in connection with our IPO were not yet paid.

There has been no material change in the planned use of our net IPO proceeds as described in our Prospectus.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 31, 2018, by and Among DocuSign, Inc., SpringCM., Sparrow Merger Sub, Inc. and TF Corporate Services LLC, as the Stockholders’ Representatives	8-K	001-38465	2.1	July 31, 2018
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws of DocuSign, Inc.	S-1	333-223990	3.4	April 25, 2018
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of common stock certificate	S-1	333-223990	4.1	April 17, 2018
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: September 6, 2018

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Chief Financial Officer
(Principal Accounting and Financial Officer)