Form 10-Q
period 2018-10-31
DOCUSIGN INC
filed 2018-12-07
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has 165,250,665 common shares, par value $0.0001, outstanding at November 30, 2018.

DOCUSIGN, INC.
TABLE OF CONTENTS

	Note Regarding Forward-Looking Statements
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of October 31, 2018 and January 31, 2018	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and the Nine Months Ended October 31, 2018 and 2017	5
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Nine Months Ended October 31, 2018	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2018 and 2017	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	43

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 6.	Exhibits	71
	Exhibit Index	72
Signatures		73

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	October 31, 2018	January 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,094,133	$256,867
Restricted cash	367	569
Accounts receivable	130,611	123,750
Contract assets—current	12,056	14,260
Prepaid expense and other current assets	28,344	23,349
Total current assets	1,265,511	418,795
Property and equipment, net	73,965	63,019
Goodwill	194,533	37,306
Intangible assets, net	79,161	14,148
Deferred contract acquisition costs—noncurrent	97,091	75,535
Other assets—noncurrent	9,175	11,170
Total assets	$1,719,436	$619,973
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$22,059	$23,713
Accrued expenses	22,669	15,734
Accrued compensation	53,686	50,852
Contract liabilities—current	316,619	270,188
Deferred rent—current	2,029	1,758
Other liabilities—current	17,574	11,574
Total current liabilities	434,636	373,819
Convertible senior notes, net	432,572	—
Contract liabilities—noncurrent	7,135	7,736
Deferred rent—noncurrent	23,050	23,044
Deferred tax liability—noncurrent	2,500	2,511
Other liabilities—noncurrent	9,374	4,010
Total liabilities	909,267	411,120
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value; 0 shares authorized, issued and outstanding as of October 31, 2018; 100,603 shares authorized, 100,226 shares issued and outstanding, $548,910 liquidation preference as of January 31, 2018	—	547,501
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of October 31, 2018; 0 shares authorized, issued and outstanding as of January 31, 2018	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 157,255 shares outstanding as of October 31, 2018; 185,000 shares authorized, 35,700 shares outstanding as of January 31, 2018	16	4
Additional paid-in capital	1,676,180	160,265
Accumulated other comprehensive (loss) income	(3,493)	3,403
Accumulated deficit	(862,534)	(502,320)
Total stockholders’ equity (deficit)	810,169	(338,648)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,719,436	$619,973
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue:
Subscription	$169,426	$122,905	$476,085	$347,305
Professional services and other	8,959	7,684	25,152	22,325
Total revenue	178,385	130,589	501,237	369,630
Cost of revenue:
Subscription	28,709	22,335	84,204	61,668
Professional services and other	16,364	8,881	55,524	25,130
Total cost of revenue	45,073	31,216	139,728	86,798
Gross profit	133,312	99,373	361,509	282,832
Operating expenses:
Sales and marketing	117,051	69,666	411,915	203,300
Research and development	38,404	22,522	143,047	68,997
General and administrative	36,274	19,528	170,242	55,923
Total expenses	191,729	111,716	725,204	328,220
Loss from operations	(58,417)	(12,343)	(363,695)	(45,388)
Interest expense	(3,503)	(154)	(3,743)	(474)
Interest income and other income (expense), net	3,395	(1,225)	4,165	699
Loss before provision for (benefit from) income taxes	(58,525)	(13,722)	(363,273)	(45,163)
Provision for (benefit from) income taxes	(5,712)	783	(3,059)	761
Net loss	$(52,813)	$(14,505)	$(360,214)	$(45,924)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.45)	$(2.90)	$(1.49)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	167,736	33,353	124,343	31,604

Other comprehensive loss:
Foreign currency translation (losses) gains, net of tax	(1,483)	861	(6,896)	3,694
Comprehensive loss	$(54,296)	$(13,644)	$(367,110)	$(42,230)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$2,398	$228	$13,941	$697
Cost of revenue—professional services	3,578	253	22,445	742
Sales and marketing	22,338	1,959	151,610	7,547
Research and development	9,919	1,042	64,546	3,721
General and administrative	13,515	3,113	109,165	10,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balances at January 31, 2018	100,226	$547,501	35,700	$4	$160,265	$3,403	$(502,320)	$(338,648)
Exercise of stock options	—	—	1,869	—	15,365	—	—	15,365
Employee stock-based compensation expense	—	—	—	—	362,260	—	—	362,260
Non-employee stock-based compensation expense	—	—	—	—	886	—	—	886
Accretion of preferred stock	—	353	—	—	(353)	—	—	(353)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	19,314	2	525,297	—	—	525,299
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(100,226)	(547,854)	100,350	10	547,844	—	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	848	—	—	848
Equity component of Convertible Senior Notes	—	—	—	—	131,331	—	—	131,331
Purchase of capped calls related to issuance of Convertible Senior Notes	—	—	—	—	(67,563)	—	—	(67,563)
Exercise of warrants	—	—	22	—	—	—	—	—
Net loss	—	—	—	—	—	—	(360,214)	(360,214)
Foreign currency translation adjustment	—	—	—	—	—	(6,896)	—	(6,896)
Balances at October 31, 2018	—	$—	157,255	$16	$1,676,180	$(3,493)	$(862,534)	$810,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(360,214)	$(45,924)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	26,024	23,703
Amortization of deferred contract acquisition and fulfillment costs	29,889	22,022
Amortization of debt discount and transaction costs	3,147	—
Stock-based compensation expense	361,707	23,513
Deferred income taxes	(7,347)	58
Other	(2,079)	(21)
Changes in operating assets and liabilities
Accounts receivable	1,366	12,962
Contract assets	2,774	(2,313)
Prepaid expenses and other current assets	(2,383)	(4,128)
Deferred contract acquisition and fulfillment costs	(52,545)	(32,222)
Other assets	2,002	(333)
Accounts payable	(5,990)	(5,545)
Accrued expenses	3,610	1,218
Accrued compensation	2,171	(1,753)
Contract liabilities	35,856	30,445
Deferred rent	277	(174)
Other liabilities	3,684	1,511
Net cash provided by operating activities	41,949	23,019
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(218,779)	—
Purchases of property and equipment	(19,096)	(15,692)
Proceeds from sale of business held for sale	—	467
Net cash used in investing activities	(237,875)	(15,225)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of initial purchasers' discounts and transaction costs	560,756	—
Purchase of capped calls related to issuance of convertible senior notes	(67,563)	—
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions	529,305	—
Proceeds from the exercise of stock options	15,365	21,946
Payment of deferred offering costs	(3,692)	—
Payment of holdback on prior acquisition	—	(390)
Net cash provided by financing activities	1,034,171	21,556
Effect of foreign exchange on cash, cash equivalents and restricted cash	(1,181)	1,572
Net increase in cash, cash equivalents and restricted cash	837,064	30,922
Cash, cash equivalents and restricted cash at beginning of period	257,436	191,244
Cash, cash equivalents and restricted cash at end of period	$1,094,500	$222,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2018	2017
Supplemental disclosure:
Cash paid for interest	$204	$454
Cash paid for taxes	2,718	336
Non-cash investing and financing activities:
Property and equipment in accounts payable and other accrued liabilities	$4,889	$151
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	547,854	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	848	—
Preferred stock accretion	353	1,097
Built-to-suit lease	2,479	—

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP.  The results of operations for the three and the nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019.

Our fiscal year ends on January 31. References to fiscal 2019, for example, are to the fiscal year ending January 31, 2019.

Initial Public Offering

On May 1, 2018, we completed our initial public offering ("IPO"), in which we issued and sold 19.3 million shares of common stock at price to the public of $29.00 per share, including 3.3 million shares of common stock purchased by the underwriters in the full exercise of the over-allotment option granted to them. Certain of our existing stockholders sold an additional 5.6 million shares at the public offering price. We received net proceeds of $524.2 million after deducting underwriting discounts and commissions of $30.8 million and offering expenses of $5.1 million. We did not receive any proceeds from the sale of shares by our stockholders.

Upon the completion of our IPO, all 100.2 million shares of our convertible preferred stock automatically converted into an aggregate of 100.4 million shares of our common stock; all our outstanding warrants to purchase shares of convertible preferred stock converted into warrants to purchase 22,468 shares of common stock with the related warrant liability of $0.8 million reclassified into additional paid-in capital; and our Amended and Restated Certificate of Incorporation was filed and went in effect authorizing a total of 500.0 million shares of common stock and 10.0 million shares of preferred stock.

Follow-On Offering

On September 18, 2018, we completed our follow-on offering, in which certain stockholders sold 8.1 million shares of common stock. The price per share to the public was $55.00. We did not receive any proceeds from the sale of shares by the selling stockholders. We incurred issuance costs of $1.3 million associated with the sale of such shares.

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

Significant items subject to such estimates and assumptions include those related to the allocation of revenue between recognized and deferred amounts, allowance for bad debts, goodwill, intangible assets, deferred contract acquisition costs, customer benefit period, fair value of financial instruments, valuation of stock-based compensation, valuation of common stock, fair value of the liability and equity components of the convertible notes, valuation of the build-to-suit lease, and the valuation allowance for deferred income taxes.

Significant Accounting Policies

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

During the nine months ended October 31, 2018, we granted 0.6 million RSUs that are subject to performance-based vesting condition and a service-based condition. The performance-based conditions will be satisfied if our financial performance meets certain operating targets. We also granted 0.1 million RSUs that are subject to market-based vesting conditions and a service-based condition. The market-based conditions will be satisfied if certain milestones based on our common stock price are met. All other RSUs granted after January 31, 2018, vest on the satisfaction of service-based condition only. We recognize compensation expense for such RSUs on a straight-line basis over the requisite service period.

Compensation expense is recognized net of forfeitures that are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

We account for equity instruments issued to non-employees at fair value of the consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur. Compensation expense related to stock-based awards issued to non-employees was $0.1 million and $0.4 million for the three months ended October 31, 2018 and 2017 and $0.9 million and $1.0 million for the nine months ended October 31, 2018 and 2017.

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

The standard is effective for public entities for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The ASU can be adopted using modified retrospective approach as of the earliest period presented or as of the adoption date with the cumulative-effect adjustment to the opening balance recognized in retained earnings in the period of adoption. We are in the process of implementing changes to our processes and controls, in conjunction with our review of existing lease agreements, in order to adopt the new standard in the first quarter of fiscal 2020. We expect that the primary impact will relate to (1) the recognition of a right-of-use assets and lease liabilities on the balance sheet for substantially all our existing operating leases designated in Note 10; (2) the derecognition of existing assets and liabilities for sale-leaseback transactions arising from build-to-suit lease arrangements for which construction is complete and we are leasing the constructed asset that currently do not qualify for sale accounting, and (3) significant new disclosures about leasing activities.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). As the amendment only relates to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for annual and interim reporting periods beginning after December 15, 2018 for all entities. The amendment is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted. The adoption of the standard is not expected to have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the impact of the adoption of the ASU on our consolidated financial statements.

Note 2.    Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 95% and 94% of our revenue for the three months ended October 31, 2018 and 2017 and 95% and 94% of our revenue for the nine months ended October 31, 2018 and 2017.

The typical subscription term is one to three years. Most of our subscription contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause, if we fail to perform. As of October 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $493.4 million, which consists of both billed and unbilled consideration that we expect to recognize as subscription revenue. We expect to recognize 52% of the transaction price in twelve months following October 31, 2018, in our consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The following table summarizes our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
October 31, 2018
Cash and cash equivalents
Money market funds	$998,068	$—	$—	$998,068

January 31, 2018
Cash and cash equivalents
Money market funds	$122,663	$—	$—	$122,663
Other liabilities—noncurrent
Warrant liabilities	—	—	445	445

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

Convertible Senior Notes

As of October 31, 2018, the estimated fair value of our 0.5% Convertible Senior Notes with aggregate principal amount of $575.0 million was $540.5 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These Convertible Senior Notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 9 for further information.

Note 4.    Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	October 31, 2018	January 31, 2018
Computer and network equipment	$53,801	$54,087
Software, including capitalized software development costs	26,479	24,270
Furniture and office equipment	9,805	9,692
Leasehold improvements	37,297	37,494
	127,382	125,543
Less: Accumulated depreciation	(64,458)	(66,160)
	62,924	59,383
Work in progress	11,041	3,636
	$73,965	$63,019

Depreciation expense associated with property and equipment was $6.5 million and $5.6 million for the three months ended October 31, 2018 and 2017 and $17.9 million and $16.1 million for the nine months ended October 31, 2018 and 2017.

As of October 31, 2018, we capitalized $2.5 million related to the fair value of the Israel leased space and $1.3 million of construction costs in "Work-in-progress" under the build-to-suit lease guidance. The corresponding financing liability of $2.5 million, including interest, was recorded in "Other liabilities—noncurrent" on the consolidated balance sheets. Refer to Note 10 for additional information.

Note 5. Acquisition of SpringCM Inc.

On September 4, 2018, we completed the acquisition of SpringCM Inc. ("SpringCM"), a cloud-based document generation and contract lifecycle management software company based in Chicago, Illinois. With the addition of SpringCM's capabilities in document generation, redlining, advanced document management and end-to-end agreement workflow, the deal further accelerates the broadening of our solution beyond e-signature to the rest of the agreement process—from preparing to signing, acting-on and managing agreements. Under the terms of the agreement, we acquired SpringCM for approximately $218.8 million in cash, excluding cash acquired, working capital and transaction cost adjustments. Of the cash paid at closing, $8.2 million will be held in escrow for an 18-month period after closing to secure our indemnification rights under the Merger Agreement.

Additionally, we granted certain continuing employees of SpringCM RSUs with a service and performance condition covering up to 0.5 million shares that will be accounted for as a post-acquisition compensation expense over the vesting period. The performance-based conditions will be satisfied upon SpringCM meeting certain revenue targets.

We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using the valuation performed by management. Excess purchase price consideration was recorded as goodwill and is primarily attributable to the assembled workforce and expanded market opportunities when integrating SpringCM’s capabilities in document generation, redlining, advanced document management and end-to-end agreement workflow with our other offerings.

We engaged third party valuation specialists to aid our analysis of the fair value of the acquired intangibles. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed, largely with respect to working capital adjustments. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	September 4, 2018
Cash and cash equivalents	$6,950
Other assets	10,542
Property and equipment	6,108
Goodwill	159,292
Intangible assets	73,000
Contract liabilities	(9,973)
Other liabilities	(12,854)
Deferred tax liability	(7,336)
$225,729

None of the goodwill recognized upon acquisition is deductible for U.S. federal income tax purposes.

The estimated useful lives, primarily based on the expected period of benefit to us, and fair values of the identifiable intangible assets at acquisition date were as follows:

(in thousands, except years)	Estimated Fair Value	Expected Useful Life
Existing technology	$11,900	3 years
Customer relationships—subscription	54,200	9 years
Backlog—subscription	6,400	2 years
Tradenames / trademarks	500	1 year
Total preliminary intangible assets	$73,000

In the nine months ended October 31, 2018, we incurred acquisition costs of $1.8 million. These costs include legal, accounting fees and other costs directly related to the acquisition and are classified within operating expenses in our condensed consolidated statements of operations.

We included the results of operations of SpringCM in our consolidated statements of operations from the acquisition date. In the three and nine months ended October 31, 2018, our condensed consolidated statement of operations includes revenues of $3.8 million. Due to the continued integration of the combined businesses, the information needed to determine earnings was unavailable.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on February 1, 2017. It includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense, professional services revenue and contract acquisitions costs adjustments under the new revenue recognition standard, and contract liabilities fair value adjustment. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on February 1, 2017, or of future results of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$181,490	$136,018	$517,507	$384,356
Net loss	(57,433)	(23,578)	(384,917)	(65,652)
Net loss per share attributable to common stockholders, basic and diluted	(0.34)	(0.72)	(3.10)	(2.11)

Note 6.    Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill for the nine months ended October 31, 2018 were as follows (in thousands):

Balance at January 31, 2018	$37,306
Additions—SpringCM	159,292
Foreign currency translation	(2,065)
Balance at October 31, 2018	$194,533

Intangible assets consisted of the following:

		As of October 31, 2018			As of January 31, 2018
(in thousands)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	2.7	$31,594	$(19,290)	$12,304	$19,694	$(15,953)	$3,741
Tradenames / trademarks	1.1	2,419	(1,643)	776	1,919	(1,294)	625
Customer contracts & related relationships	8.5	65,782	(9,061)	56,721	11,582	(6,411)	5,171
Certifications	1.8	6,917	(4,500)	2,417	6,917	(3,462)	3,455
Maintenance contracts & related relationships	1.6	1,498	(1,029)	469	1,498	(804)	694
Backlog—Subscription	1.9	6,400	(491)	5,909	—	—	—
	6.8	$114,610	$(36,014)	78,596	$41,610	$(27,924)	13,686
Cumulative translation adjustment				565			462
Total				$79,161			$14,148

Amortization of finite-lived intangible assets for the three and nine months ended October 31, 2018 and 2017 was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2018	2017	2018	2017
Cost of subscription revenue	$1,632	$1,691	$4,303	$5,079
Sales and marketing	2,257	1,015	3,787	2,520
Total	$3,889	$2,706	$8,090	$7,599

As of October 31, 2018, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment (in thousands):

Fiscal 2019, remainder	$5,026
Fiscal 2020	17,712
Fiscal 2021	13,815
Fiscal 2022	8,369
Fiscal 2023	6,022
Thereafter	27,652
Total	$78,596

Note 7.    Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $13.4 million and $16.1 million as of October 31, 2018 and January 31, 2018, of which $1.3 million and $1.9 million were noncurrent and included within "Other assets—noncurrent" on our consolidated balance sheets. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the nine months ended October 31, 2018 and 2017, we recognized revenue of $238.1 million and $164.8 million that was included in the corresponding contract liability balance at the beginning of the periods presented. The acquisition of SpringCM contributed $10.0 million as of September 4, 2018.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 8.    Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition costs:

	Nine Months Ended October 31,
(in thousands)	2018	2017
Beginning balance	$77,344	$57,271
Additions to deferred contract acquisition costs	51,038	29,931
Amortization of deferred contract acquisition costs	(28,561)	(20,714)
Ending balance	$99,821	$66,488

Deferred contract acquisition costs, current	$2,730	$1,437
Deferred contract acquisitions costs, noncurrent	97,091	65,051
Total	$99,821	$66,488

The following table represents our contract fulfillment costs, which include third-party service fees:

	Nine Months Ended October 31,
(in thousands)	2018	2017
Beginning balance	$3,316	$788
Additions to deferred contract fulfillment costs	1,507	2,291
Amortization of deferred contract fulfillment costs	(1,328)	(1,308)
Ending balance	$3,495	$1,771

Deferred contract fulfillment costs, current	$1,042	$397
Deferred contract fulfillment costs, noncurrent	2,453	1,374
Total	$3,495	$1,771

Current deferred contract fulfillment costs are included in "Prepaid expense and other current assets" and noncurrent costs are included in "Other assets—noncurrent" on our consolidated balance sheets.

Note 9.    Convertible Senior Notes

In September 2018, we issued $575.0 million aggregate principal amount of 0.5% Convertible Senior Notes due in 2023 (the Notes), including the initial purchasers’ exercise in full of their option to purchase an additional $75.0 million principal amount of the Notes, in a private placement to qualified institutional buyers exempt from registration under the Securities Act. The net proceeds from the issuance of the Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs.

The Notes are governed by an indenture (the “Indenture”) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness then existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on September 15, 2023 unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.

The Notes have an initial conversion rate of 13.9860 shares of our common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of approximately $71.50 per share of our common stock and is subject to adjustment in some events. Following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” per the Indenture, holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

On or after June 15, 2023, until the close of business on September 13, 2023, holders may convert all or any portion of their Notes at any time regardless of whether the conditions set forth below have been met. Upon conversion, holders will receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

Holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on June 14, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:

•
During any fiscal quarter commencing after the fiscal quarter ending on January 31, 2019 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
During the 5-business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price as defined in the Indenture per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	If we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•	Upon the occurrence of specified corporate events described in the Indenture.

We may redeem for cash or shares all or any portion of the Notes, at our option, beginning on or after September 20, 2021 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day.

As of October 31, 2018, the condition allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

We account for the Notes as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows using a discount rate of 6% based on comparable convertible transactions for similar companies. The carrying amount of the equity component representing the conversion option was $134.7 million and was calculated by deducting the carrying value of the liability component from the principal amount of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

We allocate transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were $10.9 million and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity components were $3.3 million and are netted with the equity component of the Notes in stockholders’ equity.

The net carrying value of the liability component of the Notes was as follows:

(in thousands)	October 31, 2018
Principal	$575,000
Less: unamortized debt discount	(131,756)
Less: unamortized transaction costs	(10,672)
Net carrying amount	$432,572

The net carrying amount of the equity component of the Notes was as follows:

(in thousands)	October 31, 2018
Proceeds allocated to the conversion option (debt discount)	$134,667
Less: transaction costs	(3,336)
Net carrying amount	$131,331

The interest expense recognized related to the Notes was as follows:

(in thousands)	Three and Nine Months Ended October 31, 2018
Contractual interest expense	$347
Amortization of debt discount	2,911
Amortization of transaction costs	236
Total	$3,494

Capped Calls

In connection with the offering of the Notes, we entered into privately-negotiated capped call transactions ("Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $71.50 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $110.00 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8.0 million shares of our common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $67.6 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

Impact on Earnings Per Share

The Notes will not have an impact on our diluted earnings per share until the average market price of our common stock exceeds the conversion price of $110.00 per share, as we intend and have the ability to settle the principal amount of the Notes in cash upon conversion. We are required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. However, upon conversion, there will be no economic dilution from the Notes until the average market price of our common stock exceeds the cap price of $110.00 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.

Note 10.    Commitments and Contingencies

Operating Leases

We lease office space under noncancelable operating lease agreements that expire at various dates through June 2027. Some operating leases contain escalation provisions for adjustments in the consumer price index. We are responsible for maintenance, insurance and property taxes. We recognize rent expense on a straight-line basis over the defined lease periods. Rent expense under operating leases amounted to $5.3 million and $4.5 million for the three months ended October 31, 2018 and 2017 and $14.4 million and $13.3 million for the nine months ended October 31, 2018 and 2017. We entered into five leases during the nine months ended October 31, 2018.

The future minimum annual lease payments as of October 31, 2018, related to the lease agreements were as follows (in thousands):

Fiscal 2019, remainder	$4,699
Fiscal 2020	20,741
Fiscal 2021	20,267
Fiscal 2022	19,356
Fiscal 2023	19,797
Thereafter	45,221
Total minimum lease payments	$130,081

Israel Build-to-Suit Lease

In July 2018, we entered into a long-term lease of a new-construction office space in Giv'at Shmuel, Israel. The lease has a term of 10 years with an option to cancel after five years and six months and an option to extend for five years. Since the office space was delivered to us as a cold shell and we are performing construction activities, for accounting purposes only, we are deemed to be the owner of the entire project, including the office space shell. In August 2018, upon commencement of the construction, we began to capitalize the related costs, including the fair value of the office space shell, as a build-to-suit property within "Property and equipment, net" and recognize a corresponding build-to-suit lease obligation, including interest. Fair value of the office space shell was estimated at $2.5 million using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area. It is a Level 2 fair value measure. As of October 31, 2018, $3.8 million was capitalized for the building and construction costs.

Other Obligations

As of October 31, 2018, we had unused letters of credit outstanding associated with our various operating leases totaling $9.1 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of October 31, 2018, our noncancelable contractual obligations with a remaining term of more than one year were as follows (in thousands):

Fiscal 2019, remainder	$932
Fiscal 2020	3,645
Fiscal 2021	2,229
Fiscal 2022	855
Fiscal 2023	898
Thereafter	5,499
Total	$14,058

Indemnification

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnifications is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of October 31, 2018 and January 31, 2018. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

Note 11. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan ("2018 Plan"), the Amended and Restated 2011 Equity Incentive Plan (“2011 Plan”) and the Amended and Restated 2003 Stock Plan (“2003 Plan”).

Our board of directors adopted, and our stockholders approved the 2018 Plan during the nine months ended October 31, 2018. The 2018 Plan went into effect in April 2018, upon the effectiveness of our IPO Registration Statement. This plan serves as a successor to the 2011 Plan and 2003 Plan and provides for the grant of stock-based awards to our employees, directors and consultants. No additional awards under the 2011 Plan or 2003 Plan will be made as of the effective date of the 2018 Plan. Outstanding awards under these two plans continue to be subject to the terms and conditions of the respective plans.

Shares available for grant under the 2011 Plan that were reserved but not issued as of the effective date of the 2018 Plan were added to the reserves of the 2018 Plan. Any shares subject to outstanding awards originally granted under the 2011 Plan that: (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award shall become available for future issuance pursuant to the 2018 Plan. As of October 31, 2018, 12.2 million shares were available for future issuance under the 2018 Plan.

The number of shares reserved under the 2018 Plan will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to (i) 5% of the total number of shares of our capital stock outstanding on January 31st of the preceding fiscal year or (ii) a lesser number of shares as determined by our board of directors.

Stock Options

Option activity for the nine months ended October 31, 2018, was as follows:

(in thousands, except per share data)	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Balances at January 31, 2018	19,832	$11.44	6.62	$152,754
Options exercised	(1,869)	8.18
Options canceled/expired	(334)	11.54
Balances at October 31, 2018	17,629	$11.78	6.01	$531,681
Vested and expected to vest at October 31, 2018	17,376	$11.70	5.98	$525,517
Exercisable at October 31, 2018	14,754	$10.70	5.70	$460,871

As of October 31, 2018, our total unrecognized compensation cost related to stock option grants was $18.5 million. We expect to recognize this expense over the remaining weighted-average period of approximately 1.6 years.

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

During the nine months ended October 31, 2018, we granted 0.7 million RSUs that are subject to either performance-based or market-based vesting conditions and a service-based condition. The performance-based conditions will be satisfied if our financial performance meets certain operating targets. The market-based conditions will be satisfied if certain milestones based on our common stock price are met. All other RSUs granted after January 31, 2018 vest on the satisfaction of a service-based condition only.

RSU activity for the nine months ended October 31, 2018, was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2018	23,081	$17.54
Granted	8,576	54.77
Vested	(11,376)	18.65
Canceled	(1,028)	23.81
Unvested at October 31, 2018	19,253	$32.48

As of October 31, 2018, our total unrecognized compensation cost related to RSUs was $422.5 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.1 years.

2018 Employee Stock Purchase Plan

In the nine months ended October 31, 2018, our board of directors adopted, and our stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). In April 2018, the 2018 ESPP went into effect upon the effectiveness of our IPO Registration Statement. Subject to any limitations contained therein, the 2018 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase our common stock at a discounted price per share. The 2018 ESPP provides for separate six-month offering periods. The initial offering period will run from September 15, 2018 through March 14, 2019. Compensation expense related to the ESPP was $1.0 million for the three and nine months ended October 31, 2018.

A total of 3.8 million shares of common stock were reserved for issuance under the 2018 ESPP. As of October 31, 2018, no shares of our common stock have been purchased under the 2018 ESPP. The number of shares reserved under the 2018 ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors.

Note 12.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net loss	$(52,813)	$(14,505)	$(360,214)	$(45,924)
Less: preferred stock accretion	—	(376)	(353)	(1,097)
Net loss attributable to common stockholders	$(52,813)	$(14,881)	$(360,567)	$(47,021)
Denominator:
Weighted-average common shares outstanding	167,736	33,353	124,343	31,604
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.31)	$(0.45)	$(2.90)	$(1.49)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	As of October 31,
(in thousands)	2018	2017
Convertible preferred stock as-converted	—	100,350
Stock options	17,629	21,840
Warrants to purchase convertible preferred stock	—	22
Warrants to purchase common stock	—	18
RSUs	18,598	—
Total antidilutive securities	36,227	122,230

The table above does not include 0.7 million RSUs and 22.2 million RSUs outstanding as of October 31, 2018 and October 31, 2017, as these RSUs are subject to operating and stock price targets or a liquidity event performance condition that was not considered probable as of that period.

Note 13.    Income Taxes

Our quarterly provision for income taxes is based on an estimated effective annual income tax rate. It includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

We had a tax benefit of $5.7 million for the three months ended October 31, 2018, compared to a provision for income taxes of $0.8 million for the three months ended October 31, 2017. We had a tax benefit of $3.1 million for the nine months ended October 31, 2018 compared to a provision for income taxes of $0.8 million for the nine months ended October 31, 2017. During the three months October 31, 2018, we recorded approximately $33.0 million of additional net deferred tax liabilities related to the SpringCM acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of $7.4 million. This tax benefit was partially offset by an increase in foreign tax expense, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

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

We recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in our consolidated financial statements for the year ended January 31, 2018. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take because of the TCJA. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the three and nine months ended October 31, 2018, we did not make any adjustments to our provisional amounts included in our consolidated financial statements for the year ended January 31, 2018. Any adjustments are expected to be completed within the measurement period.

As of October 31, 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the Global Intangible Low-taxed Income ("GILTI") provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse because of the GILTI provisions in future periods or use the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for fiscal 2019.

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

As of October 31, 2018, our gross uncertain tax benefits totaled $8.1 million, including related accrued interest and penalties, all of which would impact the effective tax rate if recognized.

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

Note 14.    Geographic Information

We operate in one operating and one reportable segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is our chief operating decision maker.

Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2018	2017	2018	2017
United States	$147,677	$106,577	$416,034	$307,164
International	30,708	24,012	85,203	62,466
Total revenue	$178,385	$130,589	$501,237	$369,630

No single country other than the United States had revenue greater than 10% of total revenue for the three and nine months ended October 31, 2018 and 2017.

Our property and equipment by geographic area were as follows:

(in thousands)	October 31, 2018	January 31, 2018
United States	$58,976	$51,023
International	14,989	11,996
Total property and equipment	$73,965	$63,019

Note 15.    Subsequent Events

On November 15, 2018, subsequent to quarter end, we settled 12.3 million RSUs for which the service condition was satisfied on or prior to that date. In connection with this settlement, we withheld 4.8 million shares at the applicable minimum statutory rates and remitted tax liabilities of $186.2 million on behalf of the RSUs holders to the relevant tax authorities in cash. The withheld shares became available for future issuance pursuant to the 2018 Plan.

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

Executive Overview of Third Quarter Results

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

We offer access to our platform on a subscription basis, and we generate substantially all our revenue from sales of subscriptions, which accounted for 95% and 94% of our revenue in the quarters ended October 31, 2018 and 2017 and for 95% and 94% of our revenue for the nine months ended October 31, 2018 and 2017. Our subscription fees include the use of our platform and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 5% and 6% of our total revenue in the quarters ended October 31, 2018 and 2017 and 5% and 6% of our revenue for the nine months ended October 31, 2018 and 2017. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our platform, which helps to drive customer retention and expansion of the use of our platform.

We offer subscriptions to our platform to enterprise businesses, commercial businesses and very small businesses ("VSBs"), which include professionals, sole proprietorships and individuals. We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We offer more than 300 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning various industries and countries with no significant customer concentration. No single customer accounted for more than 3% of total revenue in each of the three and nine months ended October 31, 2018 and 2017.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs. We later expanded our focus to target enterprise customers by adding our first enterprise sales professionals in the year ended January 31, 2011. In the year ended January 31, 2013, we began to gain meaningful traction selling into new enterprise accounts with aggregate ACV exceeding $5 million. To demonstrate this growth over time, the number of our customers with greater than $300,000 in ACV has increased from approximately 30 as of January 31, 2013 to 285 customers as of October 31, 2018. Each of our customer types have different purchasing patterns. VSBs tend to become customers quickly with very little to no direct interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three and Nine Months Ended October 31, 2018

	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
Total revenue	$178,385	$501,237
Total costs and expenses	236,802	864,932
Total stock-based compensation expense	51,748	361,707
Loss from operations	(58,417)	(363,695)
Net loss	(52,813)	(360,214)
Cash provided by operating activities	4,261	41,949
Capital expenditures, including the acquisition of SpringCM	(227,355)	(237,875)

Cash, cash equivalents and restricted cash were $1.1 billion as of October 31, 2018.

Convertible Senior Notes

On September 18, 2018, we offered and issued $575.0 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “Notes”) in a private placement to qualified institutional buyers exempt from registration under the Securities Act of 1933, as amended. We received net proceeds from the issuance of the Notes of approximately $560.8 million after deducting the initial purchasers’ discounts and transaction costs. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. To mitigate potential dilution resulting from the issuance of the Notes, we entered into privately-negotiated capped call transactions ("Capped Calls") at the cost of $67.6 million.

Follow-On Offering

On September 18, 2018, we completed our follow-on offering, in which certain stockholders sold 8.1 million shares of common stock. The price per share to the public was $55.00. We did not receive any proceeds from the sale of shares by the selling stockholders. We incurred issuance costs of $1.3 million associated with the sale of such shares.

Acquisition of SpringCM

On September 4, 2018, we completed the acquisition of SpringCM Inc. ("SpringCM"), a leading cloud-based document generation and contract lifecycle management software company based in Chicago, Illinois. With the addition of SpringCM's capabilities in document generation, redlining, advanced document management and end-to-end agreement workflow, the deal further accelerates the broadening of our solution beyond e-signature to the rest of the agreement process—from preparing to signing, acting-on and managing agreements. Under the terms of the agreement, we acquired SpringCM for approximately $219 million in cash, subject to adjustments.

Initial Public Offering

On May 1, 2018, we completed our initial public offering ("IPO"), in which we issued and sold 19,314,182 shares of common stock at the price to the public of $29.00 for net proceeds to us of approximately $524.2 million, after underwriting discounts and commissions and offering expenses. Upon the completion of our IPO, all 100.2 million shares of our convertible preferred stock automatically converted into an aggregate of 100.4 million shares of our common stock; all our outstanding warrants to purchase shares of convertible preferred stock converted into 22,468 warrants to purchase shares of common stock, with the related warrant liability of $0.8 million reclassified into additional paid-in capital; and our Amended and Restated Certificate of Incorporation was filed and went in effect authorizing a total of 500.0 million shares of common stock and 10.0 million shares of preferred stock.

Key Factors Affecting Our Performance

We believe that our future performance will depend on may factors, including the following:

Growing Our Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of October 31, 2018, we had over 450,000 customers, including over 50,000 enterprise and commercial customers, as compared to over 350,000 customers and over 35,000 enterprise and commercial customers as of October 31, 2017. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our platform. We define enterprise customers as companies generally included in the Global 2000. We generally define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses ("SMBs"), which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. VSBs include companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue represented 17% and 18% of our total revenue in the three months ended October 31, 2018 and 2017 and 17% of our total revenue in each of the nine months ended October 31, 2018 and 2017. We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, as we were able to leverage our core technologies in these jurisdictions since they have a similar approach to e-signature as the United States. We have since made significant investments to be able to offer our solutions in select civil law countries. For example, in Europe, we have Standards-Based Signature technology tailored for electronic IDentification, Authentication and trust Services ("eIDAS"). In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

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

Interest Expense

Beginning in September 2018, interest expense consists primarily of contractual interest expense, amortization of discount and amortization of debt issuance costs on our Notes. Prior to May 2018, interest expense consisted primarily of commitment fees and amortization of costs related to our loan facility.

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

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2018	2017	2018	2017
Revenue:
Subscription	$169,426	$122,905	$476,085	$347,305
Professional services and other	8,959	7,684	25,152	22,325
Total revenue	178,385	130,589	501,237	369,630
Cost of revenue:
Subscription	28,709	22,335	84,204	61,668
Professional services and other	16,364	8,881	55,524	25,130
Total cost of revenue	45,073	31,216	139,728	86,798
Gross profit	133,312	99,373	361,509	282,832
Operating expenses:
Sales and marketing	117,051	69,666	411,915	203,300
Research and development	38,404	22,522	143,047	68,997
General and administrative	36,274	19,528	170,242	55,923
Total expenses	191,729	111,716	725,204	328,220
Loss from operations	(58,417)	(12,343)	(363,695)	(45,388)
Interest expense	(3,503)	(154)	(3,743)	(474)
Interest income and other income (expense), net	3,395	(1,225)	4,165	699
Loss before provision for (benefit from) income taxes	(58,525)	(13,722)	(363,273)	(45,163)
Provision for (benefit from) income taxes	(5,712)	783	(3,059)	761
Net loss	$(52,813)	$(14,505)	$(360,214)	$(45,924)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue:
Subscription	95%	94%	95%	94%
Professional services and other	5	6	5	6
Total revenue	100	100	100	100
Cost of revenue:
Subscription	16	17	17	17
Professional services and other	9	7	11	6
Total cost of revenue	25	24	28	23
Gross profit	75	76	72	77
Operating expenses:
Sales and marketing	66	53	82	55
Research and development	22	17	29	19
General and administrative	20	15	34	15
Total expenses	108	85	145	89
Loss from operations	(33)	(9)	(73)	(12)
Interest expense	(2)	—	(1)	—
Interest income and other income (expense), net	2	(2)	2	—
Loss before provision for (benefit from) income taxes	(33)	(11)	(72)	(12)
Provision for (benefit from) income taxes	(3)	—	—	—
Net loss	(30)%	(11)%	(72)%	(12)%

The following discussion and analysis is for the three and the nine months ended October 31, 2018, compared to the same period in 2017, unless otherwise stated.

Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Revenue:
Subscription	$169,426	$122,905	38%	$476,085	$347,305	37%
Professional services and other	8,959	7,684	17%	25,152	22,325	13%
Total revenue	$178,385	$130,589	37%	$501,237	$369,630	36%

Subscription Revenue

For the three months ended October 31, 2018, subscription revenue increased $46.5 million, or 38%. Subscription revenue was 95% of total revenue in the three months ended October 31, 2018, and 94% in the three months ended October 31, 2017. For the nine months ended October 31, 2018, subscription revenue increased $128.8 million, or 37%. Subscription revenue was 95% of total revenue in the nine months ended October 31, 2018 and 94% in the nine months ended October 31, 2017. The increase for the three and the nine months ended October 31, 2018 was primarily attributable to increases in subscription sales to new and existing customers and the addition of SpringCM.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality, attract new customers and integrate SpringCM's capabilities into our offering.

Professional Services and Other Revenue

Professional services and other revenue increased by $1.3 million, or 17%, for the three months ended October 31, 2018, and by $2.8 million, or 13%, for the nine months ended October 31, 2018 primarily due to increased engagement of professional services to support our growing customer base.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except for percentages)	2018	2017	% Change		2018	2017	% Change
Cost of revenue:
Subscription	$28,709	$22,335	29%		$84,204	$61,668	37%
Professional services and other	16,364	8,881	84%		55,524	25,130	121%
Total cost of revenue	$45,073	$31,216	44%		$139,728	$86,798	61%
Gross margin:
Subscription	83%	82%	1	pts	82%	82%	—
Professional services and other	(83)%	(16)%	(67	)pts	(121)%	(13)%	(108	)pts
Total gross margin	75%	76%	(1	)pts	72%	77%	(5	)pts

Cost of Subscription Revenue

Cost of subscription revenue increased $6.4 million, or 29% for the three months ended October 31, 2018, primarily due to:

▪
An increase of $2.2 million in stock-based compensation expense primarily driven by the expense on RSUs granted since our IPO and the expense related to RSUs with a performance condition satisfied on the effectiveness of our registration statement on Form S-1 (Registration No. 333-223990) ("IPO Registration Statement"), for which no expense was recorded in the same prior year period;

▪	An increase of $1.5 million in data center and other related operating costs to support our platform; and

▪	An increase of $0.7 million in allocated overhead primarily driven by higher allocated IT expenses.

Cost of subscription revenue increased $22.5 million, or 37% for the nine months ended October 31, 2018, primarily due to:

▪
An increase of $13.2 million in stock-based compensation expense primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period and the expense on RSUs granted since our IPO;

▪	An increase of $4.7 million in data center and other related operating costs to support our platform;

▪	An increase of $1.4 million in allocated overhead primarily driven by higher allocated facility and IT expenses;

▪	An increase of $2.3 million in personnel costs primarily driven by increases in headcount.

Cost of Professional Services and Other Revenue

Cost of professional service and other revenue increased $7.5 million, or 84%, for the three months ended October 31, 2018, primarily due to:

▪	An increase of $3.0 million in personnel costs primarily related to the increased headcount in our professional services organization and the addition of SpringCM employees;

▪
An increase of $3.3 million in stock-based compensation primarily driven by the expense for the quarter on RSUs granted since our IPO and on RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period; and

▪	An increase of $0.5 million in allocated overhead primarily driven by higher allocated facility expenses.

Cost of professional service and other revenue increased $30.4 million, or 121%, for the nine months ended October 31, 2018, primarily due to:

▪
An increase of $21.7 million in stock-based compensation primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period and the expense on RSUs granted since our IPO;

▪	An increase of $7.4 million in personnel costs primarily related to increased headcount in our professional services organization and the addition of SpringCM employees; and

▪	An increase of $1.1 million in allocated overhead primarily driven by higher facility expenses.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Sales and marketing	$117,051	$69,666	68%	411,915	203,300	103%
Percentage of revenue	66%	53%		82%	55%

Sales and marketing expenses increased $47.4 million, or 68%, for the three months ended October 31, 2018, primarily due to:

▪
An increase of $20.4 million in stock-based compensation expense, primarily driven by the expense for the quarter on RSUs granted since our IPO and on RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period;

▪	An increase of $12.9 million in personnel costs driven by increased headcount, addition of SpringCM employees and higher commissions in line with higher sales;

▪	An increase of $6.0 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;

▪	An increase of $2.9 million in allocated overhead due to higher allocated IT and facility costs;

▪	An increase of $1.6 million in other expenses primarily due to higher spend on employee-related costs;

▪	An increase of $1.5 million in depreciation and amortization due to the amortization of certain intangible assets acquired in the SpringCM acquisition on September 4, 2018; and

▪	An increase of $1.5 million in travel costs to support the increase in the personnel.

Sales and marketing expenses increased $208.6 million, or 103%, for the nine months ended October 31, 2018, primarily due to:

▪
An increase of $144.1 million in stock-based compensation expense primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period and the expense on RSUs granted since our IPO;

▪	An increase of $34.2 million increase in personnel costs driven by increased headcount, addition of SpringCM employees and higher commissions in line with higher sales;

▪	An increase of $13.2 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;

▪	An increase of $6.6 million in allocated overhead due to higher allocated IT and facility costs;

▪	An increase of $4.4 million in travel costs to support the increase in the personnel;

▪	An increase of $3.0 million in other expenses primarily due to higher spend on employee-related costs;

▪	An increase of $1.5 million in depreciation and amortization due to the amortization of the intangible assets acquired in the SpringCM acquisition on September 4, 2018; and

▪	An increase of $1.2 million in software and equipment due to increase sales tool licenses.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Research and development	$38,404	$22,522	71%	143,047	68,997	107%
Percentage of revenue	22%	17%		29%	19%

Research and development expenses increased $15.9 million, or 71%, for the three months ended October 31, 2018, primarily due to:

▪
An increase of $8.9 million in stock-based compensation expense, primarily driven by the expense for the quarter on RSUs granted since our IPO and on RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period; and

▪	An increase of $4.1 million in personnel costs due to increased headcount and the addition of SpringCM employees; and

▪	An increase of $1.3 million in allocated overhead primarily due to higher facility and IT costs.

Research and development expenses increased $74.1 million, or 107%, for the nine months ended October 31, 2018, primarily due to:

▪
An increase of $60.8 million in stock-based compensation expense, primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period and the expense on RSUs granted since our IPO;

▪	An increase of $6.4 million in personnel costs due to higher headcount and the addition of SpringCM employees;

▪	An increase of $2.9 million in allocated overhead due to increased allocated IT and facility costs;

▪	An increase of $1.2 million in other expenses primarily due to higher employee costs;

▪	An increase of $1.1 million in professional fees due to higher consulting spend; and

▪	An increase of $0.7 million in travel costs to support the increase in the personnel.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
General and administrative	$36,274	$19,528	86%	170,242	55,923	204%
Percentage of revenue	20%	15%		34%	15%

General and administrative expenses increased $16.7 million, or 86%, for the three months ended October 31, 2018, primarily due to:

▪
An increase of $10.4 million in stock-based compensation expense, primarily driven by the expense for the quarter on RSUs granted since our IPO and on RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period;

▪	An increase of $4.2 million in professional fees, driven by higher legal, audit and consulting costs primarily related to our secondary offering, convertible debt and acquisition of SpringCM; and

▪	An increase of $2.2 million in personnel costs due to higher headcount.

General and administrative expenses increased $114.3 million, or 204%, for the nine months ended October 31, 2018, primarily due to:

▪
An increase of $98.4 million in stock-based compensation expense, primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period and the expense on RSUs granted since our IPO;

▪	An increase of $10.4 million in professional fees, primarily driven by costs related to our IPO and preparation for operating as a public company, as well as higher audit and consulting costs; and

▪	An increase of $4.6 million in personnel costs and $0.7 million in allocated overhead primarily due to increased headcount and facility costs.

Interest expense

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Interest expense	$(3,503)	$(154)	2,175%	(3,743)	(474)	690%
Percentage of revenue	(2)%	—%		(1)%	—%

Interest expense increased by $3.3 million for the three and the nine months ended October 31, 2018, due to interest expense and amortization of discount and transaction costs on our Notes issued in September 2018.

Interest Income and Other Income (Expense), Net

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Interest income and other income (expense), net	$3,395	$(1,225)	NM	4,165	699	496%
Percentage of revenue	2%	(2)%		2%	—%

For the three months ended October 31, 2018, interest income and other income (expense), net, were $3.4 million, compared to interest income and other income (expense), net of negative $1.2 million. The change of $4.6 million was primarily due to higher interest income on cash and cash equivalents, and lower foreign currency losses. For the nine months ended October 31, 2018, interest income and other income (expense), net, increased $3.5 million primarily due to higher interest income on higher cash and cash equivalents, partially offset by higher foreign currency transaction losses.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2018	2017	% Change	2018	2017	% Change
Provision for (benefit from) income taxes	$(5,712)	$783	NM	(3,059)	761	NM
Percentage of revenue	(3)%	—%		—%	—%

We had a tax benefit of $5.7 million for the three months ended October 31, 2018, compared to a provision for income taxes of $0.8 million for the three months ended October 31, 2017. We had a tax benefit of $3.1 million for the nine months ended October 31, 2018 compared to a provision for income taxes of $0.8 million for the nine months ended October 31, 2017. The change for both periods was primarily driven by a tax benefit of $7.4 million upon the release of a portion of our deferred tax valuation allowance in connection with the SpringCM acquisition. This tax benefit was partially offset by an increase in foreign tax expense, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

Liquidity and Capital Resources

As of October 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $1.1 billion, which were primarily bank deposits and money market funds. In May 2018, we received net proceeds of $524.2 million upon the completion of our IPO. In September 2018, we received net proceeds from the issuance of the Notes of approximately $560.8 million after deducting the initial purchasers’ discounts and transaction costs.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations of $41.9 million in the nine months ended October 31, 2018, we have generated losses from operations in the past as reflected in our accumulated deficit of $862.5 million as of October 31, 2018. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and as a result we may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets as accounts receivable until collection and contract liabilities. Our accounts receivable decreased by $1.4 million, excluding accounts receivable acquired from SpringCM, compared to a decrease of $13.0 million in the nine months ended October 31, 2017, which resulted in a $11.6 million decrease in cash provided by operating activities. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Contract liabilities consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2018, we had contract liabilities of $323.8 million, including contract liabilities acquired from SpringCM, compared to $277.9 million as of January 31, 2018. The increase in contract liabilities resulted in net cash provided by operating activities of $35.9 million. Therefore, our growth in billings to existing and new customers has a material net beneficial impact on our cash flows from operating activities, after consideration of the impact on our accounts receivable.

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

On September 4, 2018, we acquired SpringCM Inc. ("SpringCM"), a leading cloud-based document generation and contract lifecycle management software company based in Chicago, Illinois for approximately $218.8 million in cash, subject to adjustments. The acquisition was funded with cash on hand.

On November 15, 2018, subsequent to quarter end, we settled 12.3 million RSUs for which the service condition was satisfied on or prior to that date. In connection with this settlement, we withheld 4.8 million shares and remitted tax liabilities of $186.2 million on behalf of the RSUs holders to the relevant tax authorities in cash.

Credit Facility

In May 2015, we signed a Senior Secured Credit Agreement with Silicon Valley Bank ("The Credit Agreement") and a syndicate of other banks. The Credit Agreement extended a revolving loan facility of up to $80.0 million with a letter of credit sub-facility up to $15.0 million (as a sublimit of the revolving loan facility) and a swingline sub-facility up to $5.0 million (as a sublimit of the revolving loan facility). Our obligations under the Credit Agreement were secured by substantially all our assets. The facility required us to comply with certain financial and non-financial covenants. The facility was subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.3% and 0.3375% per annum on the daily undrawn balance. The facility expired in May 2018.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2018	2017	$ Change
Net cash provided by (used in):
Operating activities	$41,949	$23,019	$18,930
Investing activities	(237,875)	(15,225)	(222,650)
Financing activities	1,034,171	21,556	1,012,615
Effect of foreign exchange on cash and cash equivalents	(1,181)	1,572	(2,753)
Net change in cash, cash equivalents and restricted cash	$837,064	$30,922	$806,142

Cash Flows from Operating Activities

Cash provided by operating activities increased by $18.9 million for the nine months ended October 31, 2018. This change was primarily due to an increase of $342.1 million in non-cash expenses, partially offset by a $314.3 million increase in net loss. The increase in non-cash expenses was driven by a $338.2 million increase in stock-based compensation expense primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period and the expense on RSUs granted since our IPO.

Net cash used in operating assets and liabilities increased by $8.8 million driven by an increase of $20.3 million in additions to deferred contract acquisition and fulfillment costs and $11.6 million decrease in cash provided from changes in accounts receivable. These were partially offset by increases in cash provided by changes in most of the other operating activities. In particular, cash provided from changes in contract liabilities and contract assets increased by $5.4 million and $5.1 million in line with higher billings.

Cash Flows from Investing Activities

Cash used in investing activities increased by $222.7 million for the nine months ended October 31, 2018. In September 2018, we used $218.8 million to acquire SpringCM. The remainder of the increase in cash used in investing activities related to higher spend on purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities increased by $1.0 billion for the nine months ended October 31, 2018 as compared to the same prior year period. We received proceeds, net of transaction costs, of $560.8 million from the Notes issuance and proceeds, net of underwriting discounts and commissions, of $529.3 million from the issuance of common stock in our IPO during the nine months ended October 31, 2018. We also used $67.6 million to purchase capped calls in connection with the Notes issuance and $3.7 million for deferred offering costs related to our IPO. Proceeds from exercise of stock options decreased by $6.6 million during the period compared to the prior year period.

Contractual Obligations and Commitments
Our principal contractual obligations and commitments consist of obligations under the Notes (including principal and coupon interest), operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 9 for more information on the Notes and Note 10 for all other commitments.

As of October 31, 2018, we had unused letters of credit outstanding associated with our various operating leases totaling $9.1 million.

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

Stock-Based Compensation

Substantially all RSUs that we have issued through January 31, 2018, vest upon the satisfaction of both service-based and performance-based vesting conditions. The service-based condition is typically satisfied over a four-year service period. The performance-based condition related to these awards was satisfied on the effectiveness of our IPO Registration Statement, which occurred on April 26, 2018. Upon the effectiveness of our IPO Registration Statement, we recognized $262.8 million in stock-based compensation expense related to RSUs, for which the service-based condition was satisfied as of such date. The majority of RSUs granted after January 31, 2018 vest on the satisfaction of service-based condition only.

During the nine months ended October 31, 2018, we granted 0.6 million RSUs that are subject to performance-based vesting condition and a service-based condition. The performance-based conditions will be satisfied if our financial performance meets certain operating targets. For these awards stock-based compensation expense is recognized over the required service period when the achievement of each individual performance milestone becomes probable.

During the nine months ended October 31, 2018, we also granted 0.1 million RSUs that are subject to market-based vesting conditions and a service-based condition. The market-based conditions will be satisfied if certain milestones based on our common stock price are met. For these awards the market-based condition was reflected in the grant date fair value and stock-based compensation expense is recognized over the required service period.

For purchase rights granted to employees under our employee stock purchase plan (the "ESPP"), we measure the cost of employee services received in exchange for the stock-based awards based on the estimated fair value using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of the purchase rights is measured on the offering date based on the closing fair market value of our common stock. The resulting cost is recognized over the offering period of six months.

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

Non-GAAP gross profit, non-GAAP subscription gross profit, non-GAAP professional services and other gross profit, non-GAAP gross margin, non-GAAP income (loss) from operations, non-GAAP operating margin and non-GAAP net income (loss): We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs from our convertible senior notes issued in September 2018, acquisition-related expenses, partial releases of valuation allowance due to acquisition, and, as applicable, other special items. Costs associated with acquisitions include legal, accounting, other professional fees and other non-recurring costs.We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.

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

Reconciliation of gross profit and gross margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2018	2017	2018	2017
GAAP gross profit	$133,312	$99,373	$361,509	$282,832
Add: Stock-based compensation	5,976	481	36,386	1,439
Add: Amortization of acquisition-related intangibles	1,632	1,691	4,303	5,079
Add: Acquisition-related expenses	108	—	108	—
Non-GAAP gross profit	$141,028	$101,545	$402,306	$289,350
GAAP gross margin	75%	76%	72%	77%
Non-GAAP adjustments	4%	2%	8%	1%
Non-GAAP gross margin	79%	78%	80%	78%

GAAP subscription gross profit	$140,717	$100,570	$391,881	$285,637
Add: Stock-based compensation	2,398	228	13,941	697
Add: Amortization of acquisition-related intangibles	1,632	1,691	4,303	5,079
Non-GAAP subscription gross profit	$144,747	$102,489	$410,125	$291,413
GAAP subscription gross margin	83%	82%	82%	82%
Non-GAAP adjustments	2%	1%	4%	2%
Non-GAAP subscription gross margin	85%	83%	86%	84%

GAAP professional services and other gross loss	$(7,405)	$(1,197)	$(30,372)	$(2,805)
Add: Stock-based compensation	3,578	253	22,445	742
Add: Acquisition-related expenses	108	—	108	—
Non-GAAP professional services and other gross loss	$(3,719)	$(944)	$(7,819)	$(2,063)
GAAP professional services and other gross loss	(83)%	(16)%	(121)%	(13)%
Non-GAAP adjustments	41%	4%	90%	4%
Non-GAAP professional services and other gross loss	(42)%	(12)%	(31)%	(9)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2018	2017	2018	2017
GAAP operating loss	$(58,417)	$(12,343)	$(363,695)	$(45,388)
Add: Stock-based compensation	51,748	6,595	361,707	23,513
Add: Amortization of acquisition-related intangibles	3,889	2,706	8,090	7,599
Add: Acquisition-related expenses	1,768	—	1,768	—
Non-GAAP operating income (loss)	$(1,012)	$(3,042)	$7,870	$(14,276)
GAAP operating margin	(33)%	(9)%	(73)%	(12)%
Non-GAAP adjustments	32%	7%	75%	8%
Non-GAAP operating margin (loss)	(1)%	(2)%	2%	(4)%

Reconciliation of net income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2018	2017	2018	2017
GAAP net loss	$(52,813)	$(14,505)	$(360,214)	$(45,924)
Add: Stock-based compensation	51,748	6,595	361,707	23,513
Add: Amortization of acquisition-related intangibles	3,889	2,706	8,090	7,599
Add: Acquisition-related expenses	1,839	—	1,839	—
Add: Amortization of debt discount and issuance costs	3,147	—	3,147	—
Less: Tax benefit from SpringCM acquisition(1)	(7,369)	—	(7,369)	—
Non-GAAP net income (loss)	$441	$(5,204)	$7,200	$(14,812)

(1)	Represents a tax benefit related to the release of a portion of our deferred tax asset valuation allowance resulting from the SpringCM Acquisition.

Computation of free cash flow:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2018	2017	2018	2017
Net cash provided by operating activities	$4,261	$11,618	$41,949	$23,019
Less: purchase of property and equipment	(8,576)	(4,603)	(19,096)	(15,692)
Non-GAAP free cash flow	$(4,315)	$7,015	$22,853	$7,327

Computation of billings:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2018	2017	2018	2017
Revenue	$178,385	$130,589	$501,237	$369,630
Add: Contract liabilities and refund liability, end of period	330,060	226,836	330,060	226,836
Less: Contract liabilities and refund liability, beginning of period	(300,426)	(214,405)	(282,943)	(195,501)
Add: Contract assets and unbilled accounts receivable, beginning of period	16,196	11,381	16,899	10,095
Less: Contract assets and unbilled accounts receivable, end of period	(15,229)	(12,678)	(15,229)	(12,678)
Less: Contract liabilities and refund liability contributed by the acquisition of SpringCM	(11,002)	—	(11,002)	—
Non-GAAP billings	$197,984	$141,723	$539,022	$398,382

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of October 31, 2018, we had cash and cash equivalents of $1.1 billion, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would have not had a material impact on our financial statements included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

On September 18, 2018, we offered and issued $575.0 million aggregate principal amount of Notes. The notes have fixed annual interest rate of 0.5%, and, therefore, we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control

We continue to integrate policies, processes, people, technology, and operations relating to acquisitions of SpringCM and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of SpringCM, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $52.8 million and $14.5 million in the three months ended October 31, 2018 and 2017, and as of October 31, 2018, we had an accumulated deficit of $862.5 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform. We also plan to continue to invest to expand the functionality of our platform to automate the agreement process, expand our infrastructure and technology to meet the needs of our customers, expand our sales headcount, increase our marketing activities and grow our international operations. We will also face increased compliance costs associated with growth, the expansion of our customer base and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Our revenue grew from $130.6 million in the three months ended October 31, 2017 to $178.4 million in the three months ended October 31, 2018. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on a number of factors, including our ability to:

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

Finally, our organizational structure is becoming more complex as we add additional staff and acquire complementary companies, products and technologies. For example, on September 4, 2018, we acquired SpringCM Inc., a Delaware corporation (“SpringCM”). In connection with this increased complexity, we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require capital expenditures and the allocation of valuable management resources to grow and change in these areas. In addition, if we are unable to effectively manage the growth of our business, the quality of our solutions may suffer, and we may be unable to address competitive challenges, which would adversely affect our overall business, operations and financial condition.

Our security measures have on occasion in the past been, and may in the future be, compromised or subject to cyberattacks, data breaches or cyber fraud. Consequently, our solutions may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our solutions, our reputation being harmed, our incurring significant liabilities and adverse effects on our results of operations and growth prospects.

Our operations involve the storage and transmission of customer data, personal data and other sensitive information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships. Security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of this information, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business.. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services have been and are expected to continue to be targeted. Advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including through complex techniques involving social engineering or “phishing” attacks, credential stuffing and account takeover attacks, denial or degradation of service attacks, and other methods that may lead to the theft or misuse of personal or financial information, fraudulent payments and identity theft. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible for us, our service providers, our partners and our customers to entirely mitigate these risks. If our security measures, or the security measures of our service providers, partners or customers are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. In May 2017, a malicious third party gained temporary access to a separate, non-core system used for service-related announcements that contained a list of email addresses. We took immediate action to prevent unauthorized access to this system, put further security controls in place and worked with law enforcement agencies. Concerns regarding data privacy and security may cause some of our customers to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business, operating results and growth prospects. Further, as we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. In addition, failures to meet customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenues due to decrease in customer trust and network downtime, increases in insurance coverage due to cybersecurity incidents and damages to our reputation because of any such incident.

Many U.S. and foreign laws and regulations require companies to provide notice of data security breaches and/or incidents involving certain types of personal data to individuals, the media, government authorities or other third parties. In addition, some of our customers contractually require notification of data security breaches. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and operating results.

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

We are subject to governmental regulation and other legal obligations, including those related to e-signature marketing, advertising, privacy, data protection and information security laws, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our software.

We receive, store and process personal information and other data from and about customers, in addition to our employees , partners and service providers. In addition, customers use our services to obtain and store personal identifiable information, personal health information and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the "FTC") and various state, local and foreign agencies and other authorities. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws, and regulations and agency rules and opinions apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security. We implement services that meet the technological requirements requested by our customers that would be subject to the Electronic Signatures in Global and National Commerce Act (the "ESIGN Act") in the United States, eIDAS in the European Union (the "EU") and similar U.S. state laws, particularly the Uniform Electronic Transactions Act (the "UETA"), which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. We are particularly reliant on the UETA and the ESIGN Act that together have solidified the legal landscape for use of electronic records and electronic signatures in commerce by confirming that electronic records and signatures carry the same weight and have the same legal effect as traditional paper documents and wet ink signatures. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In the United States, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

In addition, many foreign countries and governmental bodies, including within the EU, have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, partners or our vendors must comply. In certain cases these laws and regulations are more restrictive than those in the United States and apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, on-line identifiers and in some jurisdictions, Internet Protocol ("IP") addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

For example, the EU General Data Protection Regulation (the “GDPR”), which became effective in May 2018, imposes strict requirements related to processing the personal data of EU individuals and provides for robust regulatory enforcement and sanctions for non-compliance. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the noncompliant company’s annual global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, data processors, customers and data subjects. The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. Although we are continuing to take steps to comply with applicable portions of the GDPR, the scope of many of the GDPR’s requirements remains unclear and regulatory guidance on several topics is still forthcoming. Therefore, we cannot assure you that such steps will be sufficient. In addition, it is unclear what the effect of the U.K.’s decision to leave the EU (“Brexit”) will have on the applicability of the GDPR with respect to U.K. individuals.

The scope and interpretation of U.S. and foreign data protection laws are often uncertain and may be conflicting as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. If our policies, procedures or measures relating to privacy, data protection, marketing or customer communications fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition.

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

Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU data protection authorities on the processing of EU personal data under the GDPR), litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, advertising, electronic signatures, consumer communications and information security in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our solutions, possibly in a material manner, and could limit our ability to develop new functionality.

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

On September 4, 2018, we acquired SpringCM. As part of our business strategy, we may in the future continue to seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or the integration of the operations of acquired businesses may divert the attention of management and cause us to incur various expenses in identifying, investigating, pursuing and integrating suitable acquisitions, whether or not the acquisition purchases are completed. The failure to successfully integrate the operations, personnel or technologies of an acquired business could impact our ability to realize the full benefits of such an acquisition. If we are unable to achieve the anticipated strategic benefits of an acquisition, including our acquisition of Spring CM, or if the integration or the anticipated financial and strategic benefits, including any anticipated cost savings, revenue opportunities or operational synergies, of such an acquisition are not realized as rapidly as or to the extent anticipated by us, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock

In addition, we have only limited experience in acquiring other businesses. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Any future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. An acquisition may also negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition, any of which could cause our operating results, business and financial condition may suffer.

As of October 31, 2018, we had 273.7 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2017 and 2018, total revenue generated from customers outside the United States was 17% of our total revenue. We currently have offices in the United States, United Kingdom, France, Germany, Ireland, Israel, Australia, Singapore, Japan and Brazil. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of October 31, 2018, approximately 25% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with developing software and providing support in many languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could negatively affect our results of operations.

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

We have funded our operations since inception primarily through equity financings and payments by our customers for use of our product offerings and related services. In addition, in September 2018, we offered and issued $575.0 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase up to an additional $75.0 million principal amount of Notes (“Debt Offering”). We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. Depending on the treatment of the currently outstanding Notes, or in the event that we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interest.

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

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

As of October 31, 2018, we had $575.0 million (undiscounted) principal amount of indebtedness under our Notes. Our indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Further, the indenture governing the Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.

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

We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth. In addition, because we have acquired companies in the past and may continue to do so in the future, we will also need to expend resources to integrate the controls of these acquired entities with ours. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated by our sales force as the number of transactions continues to grow. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products or increase our technical support costs.

Risks Related to Our Notes

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Subject to certain conditions, holders of the Notes may require us to repurchase for cash all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change (as defined in the indenture for the Notes) occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon a conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.

In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the Notes, and any future borrowings or other future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Notes when due.

We and our subsidiaries may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due. Furthermore, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than by paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The capped call transactions may affect the value of the Notes and our common stock.

In connection with the Notes, we entered into capped call transactions with certain financial institutions (“the option counterparties”). The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties and/or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our common stock or the Notes at that time.

In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions (and are likely to do so during any observation period related to a conversion of notes or following any repurchase of notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the price of our common stock or the Notes.

The potential effect, if any, of these transactions and activities on the price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. The Notes may become in the future convertible at the option of the holders of the Notes prior to June 15, 2023 under certain circumstances as provided in the indenture governing the Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (“ASC 470-20“). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Condensed Consolidated Balance Sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

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

We have spent and anticipate spending substantial funds in connection with the tax liabilities on the settlement of RSUs. The manner in which we fund these expenditures may have an adverse effect on our financial condition.

We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle the RSUs granted by us. Based on the large number of RSUs that initially settled on November 15, 2018 in connection with our IPO, we expended approximately $186.2 million in the quarter ending January 31, 2019 to satisfy tax withholding and remittance obligations. To settle these RSUs, we delivered 7.5 million shares of common stock to RSU holders after withholding 4.8 million shares of our common stock. We withheld shares and remitted income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as a net settlement.

To fund these withholding and remittance obligations, we used a substantial portion of our existing cash[, which included a portion of the proceeds of our Note offering].

If in the future we elect not to fully fund tax withholding and remittance obligations through cash or we are unable to do so, we may choose to sell equity or debt securities or borrow funds or rely on a combination of these alternatives. In the event that we sell equity securities and are unable to match successfully the proceeds to the amount of the tax liability, the newly issued shares may be dilutive, and such sale could also result in a decline of our stock price. In the event that we elect to satisfy tax withholding and remittance obligations in whole or in part by incurring debt, our interest expense and principal repayment requirements could increase significantly, which could have an adverse effect on our financial condition or results of operations.

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

We, all of our directors and executive officers and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock were subject to market standoff agreements with us or lock-up agreements with the underwriters in our IPO that restricted their ability to transfer shares of our capital stock for 180 days from our IPO. These agreements expired on October 23, 2018. In connection with our secondary offering, the underwriters released certain of our stockholders from this restriction to enable them to sell shares in the secondary offering. In addition, all of our directors and executive officers and participants in our secondary offering signed a subsequent lock-up agreement in connection with our secondary offering. Subject to certain exceptions, approximately 41.6 million shares of common stock will become eligible for sale upon expiration of the additional lock-up period, which expires on the earlier of (i) 90 days following the date of the prospectus for our secondary offering and (ii) two full trading days after the public dissemination of our earnings results for the quarter ending October 31, 2018. In addition, subject to certain exceptions, we agreed with the underwriters in our secondary offering that we would not, for a period of 90 days following the date of the prospectus for our secondary offering, directly or indirectly dispose of any of our common stock or securities convertible into or exercisable or exchangeable for our common stock. The underwriters in our secondary offering may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. In addition, because we have acquired companies in the past and may continue to do so in the future, we will also need to expend resources to integrate the controls of these acquired entities with ours. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On May 1, 2018, we completed our IPO, in which we issued and sold 19.3 million shares of common stock at a price to the public of $29.00 per share, including 3.3 million shares of common stock purchased by the underwriters from the full exercise of the over-allotment option and excluding shares of common stock sold in our IPO by certain of our existing stockholders. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223990), which was declared effective by the SEC on April 26, 2018.

There has been no material change in the planned use of our net IPO proceeds as described in our Prospectus.

On September 18, 2018, we completed our private placement of $575.0 million aggregate principal of Notes, including the exercise in full by the initial purchasers of the Notes of their option to purchase up to an additional $75.0 million principal amount of Notes. The Notes are our senior unsecured obligations. The Notes were issued pursuant to an Indenture, dated September 18, 2018, between us and U.S. Bank National Association as trustee.

We received net proceeds of $560.8 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $67.6 million of the net proceeds to pay the cost of the capped call transactions related thereto. We intend to use the remainder of the net proceeds for working capital and other general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement its business, although we have no commitments to enter into any such acquisitions or investments at this time.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
4.1	Indenture, dated September 18, 2018, between DocuSign, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38465	4.1	September 13, 2018
4.2	Form of Global Note representing DocuSign, Inc.’s 0.50% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38465	4.2	September 13, 2018
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-38465	10.1	September 13, 2018
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: December 7, 2018

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Chief Financial Officer
(Principal Accounting and Financial Officer)