Form 10-K
period 2019-01-31
DOCUSIGN INC
filed 2019-03-26
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal ended January 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-38465
______________________________________
DOCUSIGN, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware (State or Other Jurisdictions of Incorporation)		91-2183967 (I.R.S. Employer Identification Number)
221 Main St., Suite 1550 San Francisco, California (Address of Principal Executive Offices and Zip Code)
(415) 489-4940 (Registrant’s Telephone Number, Including Area Code)
______________________________________
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.0001 (Title of each class)		The Nasdaq Stock Market LLC (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None (title of class)
______________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act (the Exchange Act). Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☐	Smaller reporting company
		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant as of July 31, 2018, based on the closing price of $53.90 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market on that date, was approximately $8.5 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant has 169.9 million shares of common stock, par value $0.0001, outstanding at February 28, 2019.
Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2019.

DOCUSIGN, INC.
FORM 10-K
January 31, 2019

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

▪	our ability to effectively sustain and manage our growth and future expenses, and our ability to achieve and maintain future profitability;

▪	our ability to attract new customers and to maintain and expand our existing customer base;

▪	our ability to scale and update our software suite to respond to customers’ needs and rapid technological change;

▪	the effects of increased competition on our market and our ability to compete effectively;

▪	our ability to expand use cases within existing customers and vertical solutions;

▪	our ability to expand our operations and increase adoption of our software suite internationally;

▪	our ability to strengthen and foster our relationship with developers;

▪	our ability to expand our direct sales force, customer success team and strategic partnerships around the world;

▪	our ability to successfully integrate SpringCM's operations;

▪	our ability to implement our plans, forecasts and other expectations with respect to SpringCM's business;

▪
our ability to realize the anticipated benefits of the acquisition of SpringCM, including the possibility that the expected benefits from the acquisition will not be realized or will not be realized within the expected time period;

▪	our ability to maintain, protect and enhance our brand;

▪	the sufficiency of our cash and cash equivalents to satisfy our liquidity needs;

▪	our failure or the failure of our software suite of services to comply with applicable industry standards, laws, and regulations;

▪	our ability to maintain, protect and enhance our intellectual property;

▪	our ability to attract large organizations as users;

▪	our ability to maintain our corporate culture;

▪	our ability to offer high-quality customer support;

▪	our ability to hire, retain and motivate qualified personnel;

▪	our ability to identify targets for, execute on and realize the benefits of potential acquisitions;

▪	our ability to estimate the size and potential growth of our target market; and

▪	our ability to maintain proper and effective internal controls.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. Investors are cautioned not to unduly rely upon these statements.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1. BUSINESS

Overview

DocuSign accelerates the process of doing business for companies and simplifies life for their customers and employees. We accomplish this by transforming the foundational element of business: the agreement.

As the core part of our broader software suite for automating the agreement process, we offer the world’s #1 e-signature solution. According to an October 2016 Forrester Research report, DocuSign is the “strongest brand and market share leader: the company name is becoming a verb.”

Our value is simple to understand: the traditional, paper-based agreement process is manual, slow, expensive and error-prone. We eliminate the paper and automate the process. Doing so allows companies to measure turnaround time in minutes rather than days, substantially reduce costs and largely eliminate errors.

Our cloud-based software suite today enables over 475,000 companies and hundreds of millions of users to make nearly every agreement, approval process, or transaction digital—from practically any device, virtually anywhere in the world, securely. As of January 31, 2019, seven of the top 10 global technology companies, 18 of the top 20 global pharmaceutical companies, and 10 of the top 15 global financial services companies are DocuSign customers. Since our founding in 2003, our customers have completed over one billion Successful Transactions on our platform.

We attribute much of our success to our market-leading investment in technology and infrastructure. Our eSignature platform delivers over 99.99% availability, provides highly advanced security and offers hundreds of prebuilt partner connectors, along with an extensive application program interface, or API, for embedding and connecting DocuSign with other systems—all behind a simple and friendly user interface.

Our customers range from the largest global enterprises to sole proprietorships, across industries, around the world. Within a given company, our technology can be used broadly across business functions: contracts for sales, employment offers for human resources, non-disclosure agreements for legal, among many others. For example, one of our customers has implemented more than 300 such use cases across its enterprise. This broad potential applicability drives our e-signature total addressable market to be approximately $25 billion in 2017 according to our estimates, with substantial upside for automating aspects of the agreement process before and after the signature.

To address our opportunity, our sales and marketing strategy focuses on enterprise businesses, commercial businesses, and very small businesses, or VSBs. We rely on our direct sales force and partnerships to sell to enterprises and commercial businesses, and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We offer subscriptions to our products, which include editions with varying functionality for different customers’ needs—as well as features specific to particular geographies or industries. We also focus on customer adoption, success and expansion. This helps us deliver continued value and creates opportunities for increased usage.

In addition, our marketing and sales efforts often benefit from the fact that many of our prospects already know us from being signers—for example, if they have “DocuSigned” a job offer or completed the purchase of a home via our eSignature platform. These experiences tend to have a meaningful impact on people’s lives, which is reflected by our strong Net Promoter Score of 66 as of June 2018. As a result, when we sell into these people’s companies, we often find that awareness and favorability toward DocuSign is already present among buyers and influencers.

The DocuSign Agreement Cloud

Since inception in 2003, DocuSign pioneered the development of e-signature and has led the market in managing digital transactions that were formerly paper-based. Today, we offer the world’s #1 e-signature solution as the core part of our broader cloud software suite for automating the agreement process. We call our suite the DocuSign Agreement Cloud.

The DocuSign Agreement Cloud is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process, or transaction digital—from practically any device, from almost anywhere in the world, securely. As a result, over 475,000 customers and hundreds of millions of users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. DocuSign eSignature integrates with popular business apps, and our functionality can also be embedded using our API. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

We help our customers address the challenge of modernizing the agreement process in the following ways:

•
Stringent security standards. We seek to meet the industry’s most rigorous security certification standards and use the strongest data encryption technologies that are commercially available. We believe our systems and processes also exceed industry practices for data protection, transmission and secure storage—including being certified for the global security gold standard, ISO 27001, among many other privacy and security certifications.

•
Always on. Our main infrastructure is powered by near real-time data synchronization across a ring of three geo-dispersed data centers in the United States, or U.S., and a similar ring of data centers in Europe. This infrastructure has enabled us to deliver over 99.99% availability to our eSignature customers and users worldwide over the past 24 months.

•
Globally adopted and auditable. Our domain expertise in e-signature and the management of digital transactions has enabled us to create a truly global offering. This is key, given that different regions have different laws, standards and cultural norms. We enable multiple parties in different jurisdictions to complete agreements and other documents in a legally valid manner. In Europe, we have Standards-Based Signature, or SBS, technology that is tailored for the European Union's, or EU’s, eIDAS regulations. To follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko to represent their signatures on an agreement. In addition, once any agreement is electronically signed, our cryptographic technology secures documents and signatures with tamper-evident seals. We also offer a court-admissible Certificate of Completion for transactions—including party names, email addresses, public IP addresses, and a time-stamped record of individuals’ interactions with the document.

•
Embedded in widely used business applications. We offer more than 300 prebuilt integrations with applications such as those offered by Google, Microsoft, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday. Additionally, using our API, companies can integrate DocuSign into their own custom apps. These integrations allow customers to sign, send and manage agreements from the systems in which they already conduct business. For example, because of an integration that embeds DocuSign functionality into the Salesforce user experience, a sales representative can create and execute an agreement via DocuSign without ever leaving the Salesforce application. Behind the scenes, account data from Salesforce can automatically pre-fill the agreement. After signature, DocuSign can pass any other data collected or generated in the agreement process back to Salesforce.

•
Simple to use. For the past 15 years, we have sought to simplify and accelerate the process of doing business for multiple types of users. For authors of agreements, our user interface is simple and intuitive, streamlining and expediting even the most complex agreement processes between multiple parties. For signers of agreements, we offer a standalone web application, as well as the most downloaded mobile app in its category in the U.S. for iOS and Android, to allow people to review, sign, send and manage agreements from nearly anywhere in the world, securely. For developers, our robust API enables DocuSign to be quickly embedded into a company’s own apps, systems and processes, allowing them to shape a unique DocuSign experience to meet their business needs. This has led to nearly 60% of the transactions on our eSignature platform being driven through our API today.

We believe these key elements provide the following primary benefits:

•
Accelerated transactions and business processes. By replacing manual, paper-driven processes with automated digital workflows, DocuSign can substantially reduce the time and labor necessary to complete agreements. In fiscal 2019, 82% of all Successful Transactions on our eSignature platform were completed in less than 24 hours and 49% within 15 minutes—compared to the days or weeks common to traditional methods. This can deliver significant time and productivity savings to companies and their customers alike.

•
Improved customer and employee experience. Companies that use DocuSign internally and externally can deliver a simpler, faster and better experience for their own customers and employees. The challenge of faxing, scanning, emailing, mailing, couriering or other manual activities associated with the agreement process is eliminated—giving back time, one of the things people value most in todays’ accelerated world. DocuSign user experiences are as wide— ranging as people selling their house while on a ski lift to approving urgent business deals at 30,000 feet on a plane. We believe DocuSign drives the kind of experience and satisfaction that leads people to say they cannot imagine doing business any other way.

•
Reduced cost of doing business. According to a 2015 third-party study of certain of our enterprise customers we commissioned from IntelliCap, enterprise customers realized an average of $36 of incremental value (with a typical range from $5 to $100 per document depending on use case) per transaction when they deployed DocuSign versus their existing paper-based processes. IntelliCap performed the study by engaging with customers to develop “a deep understanding of DocuSign’s value drivers based upon hundreds of use cases and thousands of data points.” The value generated was attributed to hard dollar savings—such as the reduced consumption of paper, printer and copier consumables, envelopes, postage, and the benefit of paper-free storage and management of documents—and the benefits from improved efficiencies and greater productivity across uses cases. As companies, particularly larger enterprises, eliminate the friction inherent in processes that involve people, documents and data, we believe they can see improved sales productivity, increased conversion rates and higher customer retention.

Our Growth Strategy

We intend to drive the growth of our business by executing on the following strategies:

▪
Drive new customer acquisition. Despite our success to date, we believe the market for e-signature remains largely underpenetrated. As a result, there is a vast opportunity to take our core capabilities to many more enterprises, commercial businesses, and VSBs around the world. We estimate that our total customer base of over 475,000 customers represents 1% of the estimated enterprises, commercial businesses, and VSBs worldwide located in our current core target market.

•
Expand use cases within existing customers. A company’s first exposure to DocuSign is often when our e-signature solution is used to accelerate the execution of sales agreements. Once a company begins to realize the benefits, we often have an opportunity to expand into other use cases-going beyond sales into services, human resources, finance, and other functions-thereby increasing the overall number of agreement processes that are automated. For example, one large customer has grown from a single initial use case to over 300 as of January 31, 2019. As the vast majority of our customers have only automated a few use cases thus far, we believe there is strong potential to expand within our existing base. We will pursue this by augmenting our dedicated customer success team to identify and drive adoption of new use cases.

•
Accelerate international expansion. In the year ended January 31, 2019, we derived 17% of our revenue from customers outside the U.S. We believe there is a substantial opportunity for us to increase our international customer base by leveraging and expanding investments in our technology, direct sales force and strategic partnerships around the world, as well as helping existing U.S.-based customers manage agreements across their international businesses. We expect our eIDAS-compliant Standards-Based Signature currently offered in the EU and eHanko functionality for Japan to help support our international growth.

•
Expand vertical solutions. While our overall value proposition is universal, we will continue to invest in sales, marketing and technical expertise across several industry verticals, each of which have differentiated business requirements. We intend to continue offering solutions for important verticals, such as with digital-closing solutions in real estate, to help digitize the buying and selling process from lead to close. We see opportunities to further tailor our technology offerings to other vertical markets—such as with healthcare and life sciences companies, or by leveraging our Federal Risk and Authorization Management Program, or FedRAMP, authorization to help drive e-signature adoption across U.S. federal government agencies.

•
Strengthen and foster our developer community. With over 130,000 developer sandboxes created, which enable product development and testing in isolated environments, and nearly 60% of transactions on our eSignature platform processed via our API today, we believe we have a strong developer community. Our easy-to-use and robust API allows developers to extend and integrate DocuSign into their own applications. These developers help expand DocuSign’s functionality to other systems, thus driving greater usage of our offerings. We intend to continue investing in our API and other forms of support to further drive this virtuous cycle of value creation between developers and DocuSign.

•
Extend across the entire agreement process. With our acquisition of SpringCM, Inc., or SpringCM, in September 2018, we extended DocuSign’s capabilities across the entire agreement process. To help customers further unify and automate the agreement process, we expect to make additional investments in extending and enhancing our applications, integrations and platform technologies. We also expect to expand our direct sales force, dedicated customer success team and strategic partnerships around the world.

Our Products

The DocuSign Agreement Cloud enables companies to make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across e-signature and addresses the broader agreement process:

•	Preparing an agreement. Users can create, upload and send documents for multiple parties to sign electronically in a legally valid and auditable way.

•	Circulating an agreement. Users can route agreement documents for review, comment and signature. At any time, the agreement originator can see each participant’s status in the process.

•
Signing an agreement. Our eSignature platform uses various methods to verify and authenticate the identities of document signers. It also has multiple region-specific methods for enabling signers to execute legally valid e-signatures.

•
Activating and managing an agreement post-signature. The DocuSign Agreement Cloud enables securely retaining, retrieving and reporting on agreements. In addition, companies can activate their business processes based on completed agreements—for example, to automatically provision an account based on a customer agreement that was just completed, or to execute a payment.

•
Integrating agreement processes with other systems. Our eSignature platform is designed to allow businesses to integrate DocuSign functionality into their existing systems. In many cases, we will already have a prebuilt integration with a customer’s existing applications. In other cases, our API can be used to create an integration.

We offer the following eSignature product editions with varying combinations of functionality:

•
Trial: Send documents for signature, basic fields, such as signature, date, name, and text, mobile app, basic workflows, real-time audit trail, integration with Box, Google Drive, Evernote and more, across multiple languages.

•	Personal (single-user): All the functionality of Trial, plus reusable templates.

•	Standard (multi-user): All the functionality of Personal plus reminders, notifications and personalized branding.

•
Business Pro: All the functionality of Standard plus payment collection, advanced fields, signer attachments, bulk send, PowerForms, collaborative fields, in-person signatures, and advanced authentication.

•
Enterprise Pro: All the functionality of Business Pro, plus partner integrations, Single Sign On, enterprise-level support, embedded signing, advanced administration/user management, advanced branding and customizable usage limits. In addition, companies can build their own processes and workflows using our API and partner connectors.

In addition to these editions, customers can also benefit from additional functionality and standalone products that add increased value or serve a specific business need. Select examples of these include:

•
SpringCM: SpringCM helps customers automate the agreement lifecycle before and after the signature, making it an excellent complement to DocuSign eSignature. SpringCM includes technologies for automated document generation, redlining, advanced document management and end-to-end agreement workflow.

•
Standards-Based Signatures: Digital signature solutions—such as those required under the eIDAS regulations in the EU or Title 21 CFR Part 11 in the U.S.—have traditionally sacrificed convenience and capability in favor of compliance, often requiring desktop applications, software downloads and complex plug-ins to work. To solve this problem and simplify the process, we developed our SBS functionality—a way to identify a signer, issue or manage an authenticated digital certificate and then complete the transaction in accordance with regional regulations.

•
eHanko: DocuSign provides customers with the option to apply a stamp to represent their signature, official approval or company acknowledgment to documents. Specifically for Japan, the adoption of e-signatures has been influenced by the fact that signers are accustomed to using a hanko stamp to represent their signature on paper documents. We developed eHanko functionality, allowing signers to upload and apply their personal eHanko to represent their signature on an agreement.

•
DocuSign Rooms for Real Estate: DocuSign Rooms for Real Estate provides a way for brokers and agents to manage the entire real estate transaction digitally. It enables the creation and editing of documents; custom approval processes and workflows for sharing and signing those documents; integration with zipForm and other providers to simplify the completion of paperless forms; and an API to ensure easy connection with CRM systems, accounting software and other real estate related systems.

•
DocuSign Payments: Payments enables our customers to collect signatures and payment in just one step—reducing collection times, increasing collection rates, reducing errors and associated risk, and saving time. In partnership with Stripe, Authorize.Net and Braintree payments, a PayPal product, DocuSign Payments enables companies to accept credit cards, debit cards, ACH payments, Apple Pay and Android Pay.

•
eNotary: To simplify the often time-consuming and inconvenient task of having documents notarized during signature, DocuSign offers the ability to execute Electronic Notarial Acts. These Acts emulate the core aspects of a traditional paper/human Notarial Act. We offer our eNotary solution for electronic documents and records in states where eNotary has shown increasing prevalence, including California, Colorado, Florida, Idaho, Indiana, Kentucky, New Jersey, New York, North Carolina, Oregon, Texas, Utah and Washington.

For eSignature, we price our subscriptions based on the functionality required by our customers and the quantity of Envelopes provisioned. Similar to how physical agreements were mailed for signature in paper envelopes historically, we refer to an Envelope as a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, such as buying a home, multiple Envelopes could be used.

Our Technology, Infrastructure and Operations

The core functions of our core eSignature platform are electronic signing and transaction processing, digital identity proofing, and legally valid execution of digital agreements. The architecture, design, deployment and management of our eSignature platform is therefore centered on innovation in the following areas:

•
Global security and privacy management. DocuSign’s foundation is built on industry-standard algorithms and patented cryptographic protocols. Distributed transactions are digitally signed and hash-validated for consistency. Our service protocols and operations meet or exceed some of the most stringent U.S., EU and global security standards. DocuSign is ISO27001 and SSAE 18, SOC 1 Type 2, SOC 2 Type 2, PCI, BCR and FedRAMP Certified.

•
High availability and enterprise-class manageability. Recognizing that our customers often depend on DocuSign for their day-to-day operations, we are committed to providing best-in-class availability. As such, we have delivered over 99.99% eSignature availability to our customers and users worldwide over the past 24 months, and we have required no downtime or maintenance windows. Our eSignature services are designed as an always-on, geographically redundant and distributed cloud solution that runs in SSAE 18 audited data centers in the U.S. and EU. We offer near real-time secure data replication and encrypted archival. Additional best practices and technologies are employed to protect customer data, including secure, private SSL 256 bit viewing sessions, application-level Advanced Encryption Standard 256-bit encryption, anti-tampering controls and digital certificate technology. Digital certificate issuance, document storage and display services can be performed either in the DocuSign cloud service or in a hybrid configuration using a DocuSign Signature Appliance hosted on-site or by partners in our network. DocuSign’s own internal systems and operations include physically and logically separate networks; two-factor encrypted VPN access; professional, commercial-grade firewalls and border routers; and distributed Denial of Service mitigation. A proprietary production telemetry system aids in active monitoring and alerting based on billions of points of operational data each day. We also leverage public cloud infrastructure in certain select international locations.

•
Extensible identity proofing model. DocuSign eSignature provides a range of options for authenticating users and proving their identities. We support single-sign-on and two-factor authentication for access to the platform. And for the agreement process, we enable the rapid validation of first-time signers who are not account holders. As a result, the certificate of completion—which is court-admissible and contains identity evidence and forensics—is available for all parties. To be compliant with regulations in different countries, DocuSign offers identity proofing for e-signatures, advanced electronic signatures and qualified electronic signatures, or QES. For QES, the identity certificate can be issued by DocuSign or a third-party trust service provider. And for customers in highly regulated industries, it can be generated using our proprietary on-premise solution. This solution offers customers the choice to deploy from a hybrid cloud model or behind their firewall, integrated with the most popular ID management systems for strong identity verification.

•
Scalable e-signature and transaction processing. At the heart of our solution is an e-signature capture experience that is underpinned by a robust, proprietary digital transaction-processing platform. That platform is designed to convert even the most complicated documents from different formats into one encrypted and consistent form. Signatures can then be captured in our web application, mobile app for iOS and Android, or via signing experiences embedded in custom applications. In addition to signatures, DocuSign ‘tags’ also permit the capture of user input during the signing and sending process and integrate deeply with business or third-party partner systems via dynamic data binding. And we do all this at global scale, dynamically routing, rendering, versioning and storing more than 1.5 million documents per day in the year ended January 31, 2019.

•
Integration into companies’ systems and processes. Companies can incorporate DocuSign eSignature into the fabric of their business systems and processes by using one of more than 300 pre-built connectors, or via a custom integration using our API. For a custom integration, the DocuSign Developer Center offers mobile or web app developers with software development kits and technical documentation for our comprehensive representational state transfer API-helping them to integrate signing or sending experiences into their own applications. They can also use DocuSign Connect—a real-time transactional event delivery service—to initiate specific actions when Envelopes originate, a workflow advances, or signing completes. In addition, solutions are available from other partners that provide vaulting, reporting and data storage extensions, if needed.

Research and Development

Since inception, we have invested to build the leading e-signature solution as the core part of our broader software suite for automating the agreement process. Our product and engineering team is responsible for the design, development, testing and certification of our solutions.

Our Customers

As of January 31, 2019, we had over 475,000 paying customers globally, serving the needs of some of the largest enterprises and governmental organizations down to sole proprietors and individual end users. Our solutions meet the needs of all manner of industry categories-including real estate, financial services, insurance, health care, life sciences, government, higher education, communications, retail, manufacturing, travel and nonprofit—as well as the diverse number of customer-facing and back—office use cases within organizations-including sales, marketing, services, procurement, human resources,

IT, legal and others. As of January 31, 2019, seven of the top 10 global technology companies, 18 of the top 20 global pharmaceutical companies, and 10 of the top 15 global financial services companies are DocuSign customers. No single customer accounted for more than 10% of our revenues for any of the periods presented.

Sales, Marketing and Customer Success

Our sales and marketing teams are focused on driving adoption and expanded use of DocuSign’s products by customers and prospects across North America, EMEA, Australia, Southeast Asia, Japan and Latin America. We benefit greatly from our strong brand recognition given our association with the positive signing moment in millions of people’s lives—such as accepting a job or buying a house—which can create a marketing halo effect that helps influence the adoption of our solution at their companies.

Given that our offerings are designed to solve the needs of companies of all sizes and across all industries and geographies, we sell to the following customer bases: enterprises, commercial businesses and VSBs. Our go-to-market strategy leverages our direct sales force and partnerships to sell to enterprises and commercial businesses, and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We also employ tailored go-to-market strategies by industry verticals, including real estate, financial services, insurance, health care and life sciences, government, higher education, communications, retail, manufacturing, nonprofits and more. We focus on bringing value to every department inside those verticals, including sales, marketing, services, purchasing, procurement, human resources, IT, legal, among many others.

Sales

Our go-to-market model involves a combination of direct sales, partner-assisted sales and web-based self-service purchasing:

▪
Direct Sales: We sell subscriptions primarily through our direct sales force across our field offices around the world. Our account executives and account managers focus on new and existing enterprise and commercial customers. Our direct sales team focuses on companies looking to streamline front office operations (e.g., sales, services or marketing) and back office operations (e.g., human resources, procurement, finance or legal). By expanding within an organization, we believe we can generate large amounts of incremental revenue through the addition of new users and Envelopes, plan upgrades, and expansions to other departments or business units.

▪	Partner-assisted Sales:

▪
Global partners: We have partnerships with some of the world’s foremost technology providers—including Google, Microsoft, Oracle, Salesforce and SAP—that help us sell into a far greater number of accounts than we could do alone. These partnerships are multi-dimensional and involve joint investments, technology integrations, co-marketing agreements, membership of partner programs and go-to-market commitments.

▪
Systems integrators: We have strong partnerships with strategic systems integrators such as Bluewolf (an IBM company), among others. These relationships are key given that those firms act as strategic technology advisors to some of the world’s most sophisticated enterprises. We have also developed relationships with some leading regional systems integrators and intend to increase our focus on this important group in the future.

▪
ISV resellers: We partner with a host of leading independent software vendors—including our strategic partners above and including other companies like Ellie Mae and Guidewire—to help bring the power of DocuSign to customers around the world.

▪
Distributors and resellers: As part of our evolving go-to-market strategy, we have distribution partnerships with global industry leaders like Ingram Micro and AppDirect, enabling us to reach tens of thousands of resellers (or “cloud solution providers”). We also have partnerships with solution providers such as Deutsche Telekom and others that have expertise in specific vertical and regional markets, enabling us to add further value directly to those markets.

▪
Web-based Sales: Through a strong presence that allows us to scale to individual users and small businesses around the world with low acquisition costs, we drive free 30-day trial and self-service solutions directly on our website. The web-based sales engine provides direct access to account plans with functionality to suit the needs of small businesses, sole proprietors, and individuals.

Marketing

To support the sales team in reaching this broad range of potential customers, our integrated marketing programs are architected to address the specific needs of the different market segments. They create qualified sales opportunities and raise awareness of our leadership position in the global e-signature and broader agreement-technology space.

In addition to account-based marketing aimed directly at our high-value customers and industry-specific marketing by our industry vertical teams, we also deploy a range of other marketing strategies and tactics. These include broader digital demand generation campaigns; corporate communications and analyst relations; first-party events, such as DocuSign Momentum, the annual gathering of customers, prospects, developers and partners; participation in third party events, such as Salesforce’s Dreamforce; comprehensive customer evidence and advocacy programs; developer relations programs; cooperative marketing with strategic partners; and a comprehensive webinar series, among many other things. We also believe the ability for prospects to easily try DocuSign eSignature from www.docusign.com creates awareness that extends beyond the acquisition of new VSB customers.

Customer support and success

We believe that customer adoption, support and success are critical to retaining and expanding our customer base. Our customer support and success team handles the rapid onboarding of customers; offers a comprehensive DocuSign University that includes a range of free web-based classes on how to use, administer and customize our offerings; handles general technical or service questions; and is available to customers by telephone, email or the web.

We also offer a range of professional services to help customers get to the business results they desire. DocuSign Professional Services provides expertise to quickly and successfully identify business outcomes and then design, integrate and deploy the solutions that meet a customer’s needs. We offer in-depth expertise, proven best practices and repeatable delivery methodologies designed to ensure success, regardless of the complexity of the organization or technology environment.

Employees

As of January 31, 2019, we had 3,023 employees, consisting of 619 in engineering, product development and customer operations, 1,789 in sales and services, 147 in marketing and operations and 468 in general and administrative. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Our Competition

Our primary global competitor currently is Adobe, which began to offer an electronic signature solution following its acquisition of EchoSign in 2011 (now known as Adobe Sign). Other global software companies may elect to include an electronic signature capability in their products. We also face competition from a select number of niche vendors that focus on specific industries or geographies.

We believe the principal factors that drive competition between vendors in the future will include:

•	breadth and depth of product-suite functionality;

•	breadth and depth of integrations with the applications and systems customers already use;

•	availability and reliability;

•	security;

•	ease of use and deployment;

•	brand awareness and reputation;

•	total cost of ownership;

•	level of customer satisfaction; and

•	ability to address legal, regulatory and cultural matters associated with e-signature across jurisdictions.

We believe we compete favorably across these factors. For additional information, see the section titled “Risk Factors—We face significant competition from both established and new companies offering e-signature solutions, which may have a negative effect on our ability to add new customers, retain existing customers and grow our business.”

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws in the U.S. and other jurisdictions, as well as license agreements and other contractual provisions, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of January 31, 2019, we had 33 issued patents in the U.S. and 48 issued patents in foreign countries, which expire between December 2019 and July 2036, and 14 patent applications pending examination and one allowed patent applications in the U.S. and 18 patent applications pending examination and three allowed applications in foreign countries.

In addition, we seek to protect our intellectual property rights by requiring our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to continue to expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the communications and technology industries may own large numbers of patents, copyrights and trademarks and may frequently threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, allegations that we have infringed the intellectual property rights of third parties. For additional information, see “Risk Factors—We are currently, and may in the future be, subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.”

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 1 and Note 16 of our Notes to Consolidated Financial
Statements included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Corporate Information

We were incorporated as DocuSign, Inc. in Washington in April 2003. We merged with and into DocuSign, Inc., a Delaware corporation, in March 2015. Our website address is www.DocuSign.com. The information contained in, or accessible through, the websites referred to in this Annual Report on Form 10-K is not incorporated into this filing. Further, our references to website addresses are only as inactive textual references.

“DocuSign,” the DocuSign logo, and other trademarks or service marks of DocuSign, Inc. appearing in this Annual Report on Form 10-K are the property of DocuSign, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at investor.docusign.com when such reports are available on the SEC’s website. We use our website, including investor.docusign.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $426.5 million, $52.3 million and $115.4 million in the years ended January 31, 2019, 2018 and 2017. As of January 31, 2019, we had an accumulated deficit of $928.8 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop the DocuSign Agreement Cloud. We also plan to continue to invest to expand the functionality of our offerings to automate the agreement process, expand our infrastructure and technology to meet the needs of our customers, expand our sales headcount, increase our marketing activities and grow our international operations. We will also face increased compliance costs associated with growth, the expansion of our customer base and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

The market for our e-signature solution—as the core part of our broader software suite for automating the agreement process—is relatively new and evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.

The market for our e-signature solution—as the core part of our broader software suite for automating the agreement process—is relatively new and evolving, which makes our business and future prospects difficult to evaluate. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. It is difficult to predict customer demand for our solutions, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers, about the uses and benefits of our e-signature solutions. The size and growth of our addressable market depends on a number of factors, including businesses continuing to desire to differentiate themselves through e-signature solutions and other aspects of our software suite that automate the agreement process, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulatory environment and changes in economic conditions. If businesses do not perceive the value proposition of our offerings, then a viable market for solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

If we have overestimated the size of our total addressable market, our future growth rate may be limited.

We have estimated the size of our total addressable market based on data published by third parties and internally generated data and assumptions. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe our market size estimates are reasonable, such information is inherently imprecise. In addition, our projections, assumptions and estimates of opportunities within our market are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this prospectus. If this third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of our total addressable market included in this filing should not be taken as indicative of our ability to grow our business.

If we are unable to attract new customers, our revenue growth will be adversely affected.

To increase our revenue, we must continue to attract new customers and increase sales to new customers. As our market matures, product and service offerings evolve, and competitors introduce lower cost and/or differentiated products or services that are perceived to compete with our solutions, our ability to sell subscriptions for our solutions could be impaired. As a result of these and other factors, we may be unable to attract new customers or increase sales to existing customers, which could have an adverse effect on our business, revenue, gross margins and other operating results, and accordingly on the value of our common stock.

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

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, and a majority of our subscription contracts were one year in duration in fiscal year 2018. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base across industries and geographies and its range from enterprises to VSBs. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies and general economic conditions. As a result, we cannot assure you that customers will renew or expand their subscriptions to our software suite. If our customers do not renew their subscriptions for our service or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.

We are dependent on our e-signature solutions, and the lack of continued adoption of our software suite could cause our operating results to suffer.

Sales of subscriptions to our software suite account for substantially all of our subscription revenue and are the source of substantially all of our professional services revenue. We expect that we will be substantially dependent on our e-signature solutions to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:

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

Our e-signature solutions address a market that is evolving and highly competitive. Our primary competition comes from companies that offer products and solutions that currently compete with some but not all of the functionality present in our software suite. Our solutions compete with similar offerings by others currently, and there may be an increasing number of similar solutions offered by additional competitors in the future. In particular, one or more global software companies may elect to include an electronic signature capability in their products. Our primary global competitor is currently Adobe Systems Incorporated, which began to offer an e-signature solution following its acquisition of EchoSign in 2011 (now known as Adobe Sign). We also face competition from a select number of niche vendors that focus on specific industries or geographies. In addition, our current and prospective customers may develop their own e-signature solutions in-house. The introduction of new technologies and the influx of new entrants into the market may intensify competition in the future, which could harm our business and our ability to increase revenues, maintain or increase customer renewals and maintain our prices.

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

Our current and potential competitors may also develop and market new technologies that render our existing or future products less competitive, unmarketable or obsolete. In addition, if these competitors develop products with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced, and our operating results will be negatively affected.

Our recent rapid growth may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $518.5 million in the year ended January 31, 2018 to $701.0 million in the year ended January 31, 2019. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on a number of factors, including our ability to:

▪	price our e-signature solutions effectively so that we are able to attract and retain customers without compromising our profitability;

▪	attract new customers, increase our existing customers’ use of our solutions and provide our customers with excellent customer support;

▪	expand our software suite to support “System of Agreement” for our customers;

▪	continue to introduce our e-signature solutions to new markets outside of the U.S.;

▪	successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions; and

▪	increase awareness of our brand on a global basis.

We may not successfully accomplish any of these objectives. We expect to continue to expend substantial financial and other resources on:

▪	sales and marketing, including a significant expansion of our sales organization, particularly in the U.S.;

▪	our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;

▪	product development, including investments in our product development team and the development of new products and new functionality for our existing solutions;

▪	acquisitions or strategic investments;

▪	international expansion; and

▪	general administration, including legal and accounting expenses.

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of customers, users and transactions and the amount of data that our infrastructure supports. As we continue to grow, we may need to open new offices in the U.S. and internationally and hire additional personnel for those offices.

Finally, our organizational structure is becoming more complex as we add additional staff and acquire complementary companies, products and technologies. For example, on September 4, 2018, we acquired SpringCM. In connection with this increased complexity, we are working to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require capital expenditures and the allocation of valuable management resources to grow and change in these areas. In addition, if we are unable to effectively manage the growth of our business, the quality of our solutions may suffer, and we may be unable to address competitive challenges, which would adversely affect our overall business, operations and financial condition.

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

We receive, store and process personal information and other data from and about customers, in addition to our employees, partners and service providers. In addition, customers use our services to obtain and store personal identifiable information, personal health information and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or the FTC, and various state, local and foreign agencies and other authorities. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the U.S., various laws, and regulations and agency rules and opinions apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security. We implement services that meet the technological requirements requested by our customers that would be subject to the Electronic Signatures in Global and National Commerce Act, or ESIGN Act, in the U.S., eIDAS in the EU and similar U.S. state laws, particularly the Uniform Electronic Transactions Act, or the UETA, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. We are particularly reliant on the UETA and the ESIGN Act that together have solidified the legal landscape for use of electronic records and electronic signatures in commerce by confirming that electronic records and signatures carry the same weight and have the same legal effect as traditional paper documents and wet ink signatures. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In the U.S., California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which takes effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the U.S. (referring to the EU’s General Data Protection Regulation, described below). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

In addition, many foreign countries and governmental bodies, including within the EU, have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, partners or our vendors must comply. In certain cases these laws and regulations are more restrictive than those in the U.S. and apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, on-line identifiers and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

For example, the EU General Data Protection Regulation, or the GDPR, which became effective in May 2018, imposes strict requirements related to processing the personal data of EU individuals and provides for robust regulatory enforcement and sanctions for non-compliance. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the noncompliant company’s annual global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, data processors, customers and data subjects. The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. Although we are continuing to take steps to comply with applicable portions of the GDPR, the scope of many of the GDPR’s requirements remains unclear and regulatory guidance on several topics is still forthcoming. Therefore, we cannot assure you that such steps will be sufficient.

Additionally, in June 2016, United Kingdom voters approved an exit from the EU, or Brexit, which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by the end of March 2019.  While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU data protection authorities on the processing of EU personal data under the GDPR), litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, advertising, electronic signatures, consumer communications and information security in the U.S., the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our solutions, possibly in a material manner, and could limit our ability to develop new functionality.

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

Customers use our solutions globally to comply with certain safe harbors and legislation of the countries in which they transact business. For example, some of our customers rely on our certification under the Federal Risk and Authorization Management Program in the U.S. or FedRAMP and eIDAS in the EU to help satisfy their own legal and regulatory compliance requirements. If our solutions are found by a court or regulatory body to be inadequate to meet a compliance requirement for which they are being used, we could be exposed to liability and documents executed through our solutions could in some instances be rendered unenforceable. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

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

We price our subscriptions based on the number of users within an organization that use our software suite to send agreements digitally for signature or the number of Envelopes that such users are provisioned to send. We expect that we may need to change our pricing from time to time. As new or existing competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

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

The success of our business depends on customers’ continued and unimpeded access to our software suite on the internet.

Our customers must have internet access in order to use our software suite. Some providers may take measures that affect their customers’ ability to use our software suite, such as degrading the quality of the data packets we transmit over their lines, giving those packets lower priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our software suite.

In December 2010, the U.S. Federal Communications Commission, or the FCC, adopted net neutrality rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from such interference. Recently, the FCC voted in favor of repealing the net neutrality rules, and it is currently uncertain how the U.S. Congress will respond to this decision. To the extent network operators attempt to interfere with our services, extract fees from us to deliver our solution or otherwise engage in discriminatory practices, our business could be adversely impacted. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense or otherwise negatively affect our business.

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

On September 4, 2018, we acquired SpringCM. As part of our business strategy, we may in the future continue to seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or the integration of the operations of acquired businesses may divert the attention of management and cause us to incur various expenses in identifying, investigating, pursuing and integrating suitable acquisitions, whether or not the acquisition purchases are completed. The failure to successfully integrate the operations, personnel or technologies of an acquired business could impact our ability to realize the full benefits of such an acquisition. If we are unable to achieve the anticipated strategic benefits of an acquisition, including our acquisition of SpringCM, or if the integration or the anticipated financial and strategic benefits, including any anticipated cost savings, revenue opportunities or operational synergies, of such an acquisition are not realized as rapidly as or to the extent anticipated by us, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock

In addition, we have only limited experience in acquiring other businesses. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Any future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. An acquisition may also negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition, any of which could cause our operating results, business and financial condition may suffer.

As of January 31, 2019, we had $269.4 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the U.S. and other countries and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products or design around our patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of jurisdictions outside the U.S. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

We are subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

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

We are currently, and in the future may be, the subject of lawsuits that allege our solutions infringe the intellectual property rights of other companies. While we intend to vigorously defend these and any other lawsuits, intellectual property lawsuits are complex and inherently uncertain and there can be no assurance that we will prevail in defense of these actions. A decision in favor of the plaintiff in the currently pending lawsuit against us, or in any similar lawsuits that are brought against us in the future, could subject us to significant liability for damages and our ability to develop and sell our products may be harmed. We also may be required to redesign our products, delay releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our solutions. Requiring us to change one or more aspects of the way we deliver our solutions may harm our business.

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

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our offerings, services or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our software suite or services as a result of any such claims. In addition, our customer agreements generally include a warranty that the proper use of DocuSign by a customer in accordance with the agreement and applicable law will be sufficient to meet the definition of an “electronic signature” as defined in the ESIGN Act and eIDAS. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our solutions. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the U.S., Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2019, we had accumulated federal and state net operating loss carryforwards of $1.1 billion and $463.8 million. Of total federal net operating losses, $105.8 million is carried forward indefinitely and is not limited to 80% of taxable income, and $612.8 million is carried forward indefinitely but is limited to 80% taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2023 and 2022. As of January 31, 2019 we also had total foreign net operating loss carryforwards of $4.9 million, which do not expire under local law. We also have U.S. federal and state research tax credits of $23.6 million. The U.S. federal research tax credits will begin to expire in 2023.
These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. As of January 31, 2019 the deferred tax asset was offset by a valuation allowance; thus there was no risk to the consolidated financial statements as of that date.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

Future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2019, 2018 and 2017 total revenue generated from customers outside the U.S. was 17% of our total revenue. We currently have offices in the U.S., United Kingdom, France, Germany, Ireland, Israel, Australia, Singapore, Japan and Brazil. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of January 31, 2019, approximately 25% of our full-time employees were located outside of the U.S. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with developing software and providing support in many languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could negatively affect our results of operations.

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

▪
differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the U.S., including deemed hourly wage and overtime regulations in these locations;

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

▪
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and similar laws and regulations in other jurisdictions; and

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

Our international operations and recent U.S. federal tax legislation may subject us to potential adverse tax consequences.

We are expanding our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. We may be subject to taxation in international jurisdictions with increasingly complex tax laws and precedents which could have an adverse effect on our liquidity and operating results. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or to our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries which could have a material impact on us and the results of our operations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, that significantly reformed the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the Tax Act creates new regimes that tax certain foreign-sourced earnings, referred to as the global intangible low-taxed income, and that tax certain related-party outbound payments, referred to as the base erosion anti-abuse tax. Our net deferred tax assets and liabilities and valuation allowance were revalued at the newly enacted U.S. corporate rate.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all, and our failure to raise capital when needed could harm our business, operating results and financial condition, and debt or equity issued to raise additional capital may reduce the value of our common stock.

We have funded our operations since inception primarily through equity financings and payments by our customers for use of our product offerings and related services. In addition, in September 2018, we offered and issued $575.0 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023, or the Notes, including the initial purchasers’ exercise in full of their option to purchase up to an additional $75.0 million principal amount of Notes, or the Debt Offering. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

Our solutions are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control, and we incorporate encryption technology into certain of our solutions. These encryption products and the underlying technology may be exported outside of the U.S. only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration.

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

Also, various countries, in addition to the U.S., regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our end-customers’ ability to implement our solutions in those countries. Changes in our solutions or future changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our end-customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls stemming from Trump administration policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential end-customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would adversely affect our business, operating results and prospects.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the U.S. recently ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the U.S., which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred, and an increasing portion of our assets is held outside the U.S. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

U.S. generally accepted accounting principles, or GAAP, is subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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

As of January 31, 2019, we had $575.0 million (undiscounted) principal amount of indebtedness under our Notes. Our indebtedness may:

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

In connection with the Notes, we entered into capped call transactions with certain financial institutions, or the option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes, with such reduction and/or offset subject to a cap.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

We have spent and anticipate spending substantial funds in connection with the tax liabilities on the settlement of the restricted stock units, or RSUs. The manner in which we fund these expenditures may have an adverse effect on our financial condition.

We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle the RSUs granted by us. In the quarter ended January 31, 2019, we expended $215.3 million to satisfy tax withholding and remittance obligations on RSUs that settled during the period, primarily in connection with our initial public offering, or IPO. To settle these RSUs, we delivered 8.1 million shares of common stock to RSU holders after withholding 5.3 million shares of our common stock. We withheld shares and remitted income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as a net settlement.

To fund these withholding and remittance obligations, we used a substantial portion of our existing cash.

If in the future we continue to satisfy the employee portion of payroll tax withholding obligations through net settlement, we would expect to use a substantial portion of our cash and cash equivalent balances, or alternately we may choose to sell equity or debt securities or borrow funds or rely on a combination of these alternatives. In the event that we sell equity securities and are unable to match successfully the proceeds to the amount of the tax liability, the newly issued shares may be dilutive, and such sale could also result in a decline of our stock price. In the event that we elect to satisfy tax withholding and remittance obligations in whole or in part by incurring debt, our interest expense and principal repayment requirements could increase significantly, which could have an adverse effect on our financial condition or results of operations.

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

Under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the U.S. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the U.S. in the open market.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions, if permitted by applicable law, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Our amended and restated certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Recently, the Delaware Chancery Court issued an opinion invalidating such provision. In light of that recent decision, we will not attempt to enforce this provision of our amended and restated certificate of incorporation to the extent it is not permitted by applicable law. As a result, we may incur additional costs associated with resolving disputes that would otherwise by restricted by that provision in other jurisdictions, which could seriously harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in San Francisco, California, and consist of approximately 146,000 square feet under lease agreements that expire on August 9, 2024. We maintain additional offices in multiple locations in the U.S. and internationally in Europe, Asia, Israel, Brazil and Australia.

We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II - OTHER INFORMATION

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK

Market Price of Our Common Stock

Our common stock is traded on Nasdaq, under the symbol DOCU.

Holders of our Common Stock

As of February 28, 2019, there were 248 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of DocuSign, Inc under the Securities Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested at the market close on April 27, 2018 which was our initial trading day, in our common stock. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends. Our offering price of our common stock in our IPO, which had a closing stock price of $39.73 on April 27, 2018, was $29.00 per share.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Unregistered Sales of Equity Securities

From February 1, 2018 through April 30, 2018, we issued under our 2011 Plan RSUs an aggregate of 1,036,698 shares of our common stock to employees and a director. Over the same period, 1,075,815 shares of common stock were issued upon the exercise of options granted under our 2011 Plan.

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

Use of Proceeds

On May 1, 2018, we completed our IPO, in which we issued and sold 19.3 million shares of common stock at a price to the public of $29.00 per share, including 3.3 million shares of common stock purchased by the underwriters from the full exercise of the over-allotment option and excluding shares of common stock sold in our IPO by certain of our existing stockholders. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223990), or IPO Registration Statement, which was declared effective by the SEC on April 26, 2018.

There has been no material change in the planned use of our net IPO proceeds as described in our Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended January 31, 2019, 2018 and 2017, and the selected consolidated balance sheet data as of January 31, 2019 and 2018, have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended January 31, 2016, and the selected consolidated balance sheet data as of January 31, 2017 and 2016, have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes and the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future.

Consolidated Statements of Operations Data:

	Year Ended January 31, 2019
(in thousands, except per share data)	2019	2018	2017	2016
Revenue:
Subscription	$663,657	$484,581	$348,563	$229,127
Professional services and other	37,312	33,923	32,896	21,354
Total revenue	700,969	518,504	381,459	250,481
Cost of revenue:
Subscription (1)	117,764	83,834	73,363	48,656
Professional services and other (1)	74,657	34,439	29,114	25,199
Total cost of revenue	192,421	118,273	102,477	73,855
Gross profit	508,548	400,231	278,982	176,626
Operating expenses:
Sales and marketing (1)	539,606	277,930	240,787	170,006
Research and development (1)	185,968	92,428	89,652	62,255
General and administrative (1)	209,297	81,526	64,360	63,669
Total expenses	934,871	451,884	394,799	295,930
Loss from operations	(426,323)	(51,653)	(115,817)	(119,304)
Interest expense	(10,844)	(624)	(611)	(780)
Interest income and other income, net	8,959	3,135	1,372	(3,508)
Loss before provision for (benefit from) income taxes	(428,208)	(49,142)	(115,056)	(123,592)
Provision for (benefit from) income taxes	(1,750)	3,134	356	(1,033)
Net loss	$(426,458)	$(52,276)	$(115,412)	$(122,559)
Net loss per share attributable to common stockholders, basic and diluted	$(3.16)	$(1.66)	$(4.17)	$(4.76)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	135,163	32,294	28,020	26,052

(1) Includes stock-based compensation and amortization of intangibles as follows:

	Year Ended January 31, 2019
(in thousands, except per share data)	2019	2018	2017	2016
Stock-based compensation:
Cost of revenue—subscription	$16,182	$911	$1,190	$1,074
Cost of revenue—professional services	25,858	976	1,021	1,297
Sales and marketing	172,115	9,386	11,187	10,617
Research and development	74,108	4,896	10,161	8,221
General and administrative	122,715	13,578	11,884	11,455

Amortization of intangibles:
Cost of revenue—subscription	6,081	6,793	6,940	4,030
Sales and marketing	7,021	3,250	3,385	1,965
Year ended January 31, 2019, includes $262.8 million of stock-based compensation expense related to RSUs, for which the performance-based condition was satisfied on April 26, 2018, the effective date of our IPO Registration Statement.

Consolidated Balance Sheet Data

	January 31,
(in thousands)	2019	2018	2017	2016
Cash, cash equivalents and investments	$933,234	$256,867	$190,556	$228,523
Working capital	468,208	44,976	44,250	132,486
Total assets	1,615,417	619,973	499,638	486,487
Contract liabilities, current and non-current	388,772	277,924	190,151	130,713
Convertible senior notes, net	438,932	—	—	—
Redeemable convertible preferred stock	—	547,501	546,040	544,584
Accumulated deficit	(928,778)	(502,320)	(450,044)	(334,632)
Total stockholders’ equity (deficit)	614,362	(338,648)	(347,355)	(276,145)
Year ended January 31, 2019, reflects the acquisition of SpringCM for $218.8 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. Our fiscal year ends January 31.

Executive Overview of Fiscal 2019 Results

Overview

DocuSign accelerates the process of doing business for companies and simplifies life for their customers and employees. We accomplish this by transforming the foundational element of business: the agreement.

As the core part of our broader software suite for automating the agreement process, we offer the world’s #1 e-signature solution. Our software suite has achieved widespread adoption by businesses of all sizes by enabling them to digitally prepare, execute and act on agreements.

We offer access to our eSignature platform on a subscription basis and price such subscriptions based on the functionality required by our customers and the quantity of Envelopes provisioned. Similar to how physical agreements were mailed for signature in paper envelopes historically, an Envelope is a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, multiple Envelopes are used over the course of the process. For example, in the purchase or sale of a home, multiple Envelopes are used over the course of the home-buying process. To drive customer reach and adoption, we also offer for free certain limited-time or feature-constrained versions of our platform.

We generate substantially all our revenue from sales of subscriptions, which accounted for 95%, 93% and 91% of our revenue in the years ended January 31, 2019, 2018 and 2017. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 5%, 7% and 9% of our revenue in the years ended January 31, 2019, 2018 and 2017. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps to drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

We offer subscriptions to our software suite to enterprise businesses, commercial businesses and very small businesses, or VSBs, which include professionals, sole proprietorships and individuals. We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We offer more than 300 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning various industries and countries with no significant customer concentration. No single customer accounted for more than 3% of total revenue in each of the years ended January 31, 2019, 2018 and 2017.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs. We later expanded our focus to target enterprise customers by adding our first enterprise sales professionals in the year ended January 31, 2011. In the year ended January 31, 2013, we began to gain meaningful traction selling into new enterprise accounts with aggregate annual contract value, ACV, exceeding $5 million. To demonstrate this growth over time, the number of our customers with greater than $300,000 in ACV has increased from approximately 30 as of January 31, 2013 to 310 customers as of January 31, 2019. Each of our customer types have different purchasing patterns. VSBs tend to become customers quickly with very little to no direct interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Year Ended January 31, 2019

Year Ended January 31, 2019
Total revenue	$700,969
Total costs and expenses	1,127,292
Total stock-based compensation expense	410,978
Loss from operations	(426,323)
Net loss	(426,458)
Cash provided by operating activities	76,086
Capital expenditures, including the acquisition of SpringCM	(249,192)

Cash, cash equivalents and investments were $933.2 million as of January 31, 2019.

Convertible Senior Notes

On September 18, 2018, we offered and issued $575.0 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023, or the Notes, unless earlier converted or repurchased in accordance with their terms. We received net proceeds from the issuance of the Notes of approximately $560.8 million after deducting the initial purchasers’ discounts and transaction costs. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019. To mitigate potential dilution resulting from the issuance of the Notes, we entered into privately-negotiated capped call transactions, or Capped Calls, at the cost of $67.6 million.

Follow-On Offering

On September 18, 2018, we completed our follow-on offering, in which certain stockholders sold 8.1 million shares of common stock. The price per share to the public was $55.00. We did not receive any proceeds from the sale of shares by the selling stockholders. We incurred issuance costs of $1.3 million associated with the sale of such shares.

Acquisition of SpringCM

On September 4, 2018, we completed the acquisition of SpringCM, a leading cloud-based document generation and contract lifecycle management software company based in Chicago, Illinois. With the addition of SpringCM's capabilities in document generation, redlining, advanced document management and end-to-end agreement workflow, the deal further accelerates the broadening of our solution beyond e-signature to the rest of the agreement process—from preparing to signing, acting-on and managing agreements. Under the terms of the agreement, we acquired SpringCM for $218.8 million in cash.

Initial Public Offering

On May 1, 2018, we completed our IPO, in which we issued and sold 19.3 million shares of common stock at the price to the public of $29.00 for net proceeds to us of approximately $523.9 million, after underwriting discounts and commissions and offering expenses. Upon the completion of our IPO, all 100.2 million shares of our convertible preferred stock automatically converted into an aggregate of 100.4 million shares of our common stock; all our outstanding warrants to purchase shares of convertible preferred stock converted into 22,468 warrants to purchase shares of common stock, with the related warrant liability of $0.8 million reclassified into additional paid-in capital; and our amended and restated certificate of incorporation was filed and went in effect authorizing a total of 500.0 million shares of common stock and 10.0 million shares of preferred stock.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Our Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of January 31, 2019, we had over 475,000 customers, including over 55,000 enterprise and commercial customers, as compared to over 370,000 customers and over 40,000 enterprise and commercial customers as of January 31, 2018. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We generally define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses, or SMBs, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. VSBs include companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

We believe that our ability to increase the number of customers on our software suite, particularly the number of enterprise and commercial customers, is an indicator of our market penetration, the growth of our business and our potential future business opportunities. Increasing awareness of our software suite, further developing our sales and marketing expertise and continuing to build features tuned to different industry needs have expanded the diversity of our customer base to include organizations of all sizes across nearly every industry.

Retaining and Expanding Contracts with Existing Enterprise and Commercial Customers

Many of our customers have increased spend with us as they have expanded their use of our offerings in both existing and new use cases across their front or back office operations. Our enterprise and commercial customers may start with just one-use case and gradually implement additional use cases across their organization once they see the benefits of our software suite. Several of our largest enterprise customers have deployed our software suite for hundreds of use cases across their organizations. We believe there is significant expansion opportunity with our customers following their initial adoption of our software suite.

Increasing International Revenue

Our international revenue represented 17% of our total revenue in each of the years ended January 31, 2019, 2018 and 2017.

We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, as we were able to leverage our core technologies in these jurisdictions since they have a similar approach to e-signature as the U.S. We have since made significant investments to be able to offer our solutions in select civil law countries. For example, in Europe, we have Standards-Based Signature technology tailored for eIDAS. In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

We plan to increase our international revenue by leveraging and continuing to expand the investments we have already made in our technology, direct sales force and strategic partnerships, as well as helping existing U.S.-based customers manage agreements across their international businesses. Additionally, we expect our strategic partnerships in key international markets, including our current relationships with SAP in Europe, to further grow.

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to continue to support further growth. This includes expanding our sales headcount and increasing our marketing initiatives. We also plan to continue to invest in expanding the functionality of our software suite and underlying infrastructure and technology to meet the needs of our customers across industries.

Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions and, to a lesser extent, professional services.

Subscription Revenue. Subscription revenue consists of fees for the use of our software suite and our technical infrastructure and access to customer support, which includes phone or email support. We typically invoice customers in advance on an annual basis. We recognized subscription revenue ratably over the term of the contract subscription period beginning on the date access to our software suite is provided, as long as all other revenue recognition criteria have been met.

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

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily consists of expenses related to hosting our software suite and providing support. These expenses consist of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs, as well as personnel costs for employees associated with our technical infrastructure and customer support. These expenses also consist of software and maintenance costs, third-party hosting fees, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired intangible assets, credit card processing fees and allocated overhead. We expect our cost of revenue to continue to increase in absolute dollar amounts as we invest in our business.

Cost of Professional Services and Other Revenue. Cost of professional services and other revenue consists primarily of personnel costs for our professional services delivery team, travel related costs and allocated overhead.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors including our pricing, timing and amount of investment to maintain or expand our hosting capability, the growth of our software suite support and professional services team, stock-based compensation expenses, amortization of costs associated with capitalized internal use software and acquired intangible assets and allocated overhead.

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

Research and Development Expense. Research and development expense consists primarily of personnel costs. These expenses also include non-personnel costs, such as subcontracting, consulting and professional fees for third-party development resources and depreciation costs, as well as allocated overhead. Our research and development efforts focus on maintaining and enhancing existing functionality and adding new functionality. We expect research and development expense to increase in absolute dollars as we invest in the enhancement of our software suite.

General and Administrative Expense. General and administrative expense consists primarily of employee-related costs for those employees associated with administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs and allocated overhead. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.

Interest Expense

After issuance of our Notes in September 2018, interest expense consists primarily of contractual interest expense, amortization of discount and amortization of debt issuance costs on our Notes. Prior to the issuance of the Notes, interest expense consisted primarily of commitment fees and amortization of costs related to our loan facility.

Interest income and other income, net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, as well as foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum taxes in the U.S., as well as certain tax benefits arising from acquisitions. We have a valuation allowance against our U.S. deferred tax assets, including U.S. net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our U.S. deferred tax assets will be realized by way of expected future taxable income in the U.S.

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Revenue:
Subscription	$663,657	$484,581	$348,563
Professional services and other	37,312	33,923	32,896
Total revenue	700,969	518,504	381,459
Cost of revenue:
Subscription	117,764	83,834	73,363
Professional services and other	74,657	34,439	29,114
Total cost of revenue	192,421	118,273	102,477
Gross profit	508,548	400,231	278,982
Operating expenses:
Sales and marketing	539,606	277,930	240,787
Research and development	185,968	92,428	89,652
General and administrative	209,297	81,526	64,360
Total expenses	934,871	451,884	394,799
Loss from operations	(426,323)	(51,653)	(115,817)
Interest expense	(10,844)	(624)	(611)
Interest income and other income, net	8,959	3,135	1,372
Loss before provision for (benefit from) income taxes	(428,208)	(49,142)	(115,056)
Provision for (benefit from) income taxes	(1,750)	3,134	356
Net loss	$(426,458)	$(52,276)	$(115,412)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended January 31,
	2019	2018	2017
Revenue:
Subscription	95%	93%	91%
Professional services and other	5	7	9
Total revenue	100	100	100
Cost of revenue:
Subscription	17	16	19
Professional services and other	10	7	8
Total cost of revenue	27	23	27
Gross profit	73	77	73
Operating expenses:
Sales and marketing	77	53	63
Research and development	27	18	23
General and administrative	30	16	17
Total expenses	134	87	103
Loss from operations	(61)	(10)	(30)
Interest expense	(2)	—	—
Interest income and other income, net	2	1	—
Loss before provision for (benefit from) income taxes	(61)	(9)	(30)
Provision for (benefit from) income taxes	—	1	—
Net loss	(61)%	(10)%	(30)%

The following discussion and analysis are for the year ended January 31, 2019, compared to the same period in 2018 and the year ended January 31, 2018, compared to the same period in 2017, unless otherwise stated.

Revenue

	Year Ended January 31,			2019 versus 2018 % Change	2018 versus 2017 % Change
(in thousands, except for percentages)	2019	2018	2017
Revenue:
Subscription	$663,657	$484,581	$348,563	37%	39%
Professional services and other	37,312	33,923	32,896	10%	3%
Total revenue	$700,969	$518,504	$381,459	35%	36%

Subscription Revenue

Subscription revenue increased $179.1 million, or 37%, in the year ended January 31, 2019, and $136.0 million, or 39%, in the year ended January 31, 2018. Subscription revenue was 95%, 93% and 91% of total revenue in the years ended January 31, 2019, 2018 and 2017. The increases in both periods were primarily attributable to increases in subscription sales to new and existing customers. The increase in the year ended January 31, 2019 also reflects the addition of SpringCM.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality, attract new customers and integrate SpringCM's capabilities into our offerings.

Professional Services and Other Revenue

Professional services and other revenue increased by $3.4 million, or 10%, in the year ended January 31, 2019, and by $1.0 million, or 3%, in the year ended January 31, 2018 primarily due to increased engagement of professional services to support our growing customer base.

Cost of Revenue and Gross Margin

	Year Ended January 31,			2019 versus 2018 % Change		2018 versus 2017 % Change
(in thousands, except for percentages)	2019	2018	2017
Cost of revenue:
Subscription	$117,764	$83,834	$73,363	40%		14%
Professional services and other	74,657	34,439	29,114	117%		18%
Total cost of revenue	$192,421	$118,273	$102,477	63%		15%
Gross margin:
Subscription	82%	83%	79%	(1	)pts	4	pts
Professional services and other	(100)%	(2)%	11%	(98	)pts	(13	)pts
Total gross margin	73%	77%	73%	(4	)pts	4	pts

Cost of Subscription Revenue

Cost of subscription revenue increased $33.9 million, or 40% in the year ended January 31, 2019, primarily due to:

▪
An increase of $15.3 million in stock-based compensation expense primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only;

▪	An increase of $9.7 million in data center and other related operating costs to support our software suite and the impact of the acquisition of SpringCM;

▪
An increase of $5.3 million in personnel costs primarily driven by increases in headcount, the addition of SpringCM employees and the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year; and

▪	An increase of $2.5 million in allocated overhead primarily driven by higher allocated facility and IT expenses.

Cost of subscription revenue increased $10.5 million, or 14% in the year ended January 31, 2018, primarily due to:

▪	An increase of $7.6 million in data center and other related operating costs to support our software suite; and

▪	An increase of $2.0 million in personnel costs related to the hiring of employees to support customer service.

Cost of Professional Services and Other Revenue

Cost of professional service and other revenue increased $40.2 million, or 117%, in the year ended January 31, 2019, primarily due to:

▪
An increase of $24.9 million in stock-based compensation primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only;

▪
An increase of $11.7 million in personnel costs primarily related to increased headcount in our professional services organization and the addition of SpringCM employees, as well as the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year;

▪	An increase of $1.5 million in allocated overhead primarily driven by higher facility expenses; and

▪	An increase of $0.8 million in travel costs due to increased headcount.

Cost of professional service and other revenue increased $5.3 million, or 18%, in the year ended January 31, 2018, primarily due to $5.0 million increase in personnel costs driven by increased headcount in our professional services organization.

Sales and Marketing

	Year Ended January 31,			2019 versus 2018 % Change	2018 versus 2017 % Change
(in thousands, except for percentages)	2019	2018	2017
Sales and marketing	$539,606	$277,930	$240,787	94%	15%
Percentage of revenue	77%	53%	63%

Sales and marketing expenses increased $261.7 million, or 94%, in the year ended January 31, 2019, primarily due to:

▪
An increase of $162.7 million in stock-based compensation expense primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only;

▪
An increase of $58.3 million in personnel costs driven by increased headcount, the addition of SpringCM employees, the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year, and higher commissions in line with higher sales;

▪	An increase of $14.5 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;

▪	An increase of $10.4 million in allocated overhead due to increase in headcount and higher allocated IT and facility costs;

▪	An increase of $4.9 million in travel costs to support the increase in the personnel;

▪	An increase of $4.3 million in other expenses primarily due to higher spend on employee-related costs;

▪	An increase of $4.3 million in depreciation and amortization due to the amortization of the intangible assets acquired in the SpringCM acquisition on September 4, 2018; and

▪	An increase of $1.8 million in software and equipment due to increase sales tool licenses.

Sales and marketing expenses increased $37.1 million, or 15%, in the year ended January 31, 2018, primarily due to:

▪	An increase of $29.1 million in personnel costs driven by increased headcount and higher commissions in line with higher sales;

▪	An increase of $2.3 million in travel costs to support the increase in the personnel;

▪	An increase of $3.3 million increase in allocated overhead due to increased headcount and facility costs; and

▪	An increase of $1.5 million in consulting fees for market and other research activities.

Research and Development

	Year Ended January 31,			2019 versus 2018 % Change	2018 versus 2017 % Change
(in thousands, except for percentages)	2019	2018	2017
Research and development	$185,968	$92,428	$89,652	101%	3%
Percentage of revenue	27%	18%	23%

Research and development expenses increased $93.5 million, or 101%, in the year ended January 31, 2019, primarily due to:

▪
An increase of $69.2 million in stock-based compensation expense, primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only;

▪
An increase of $14.0 million in personnel costs due to higher headcount, the addition of SpringCM employees and the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year;

▪	An increase of $4.6 million in allocated overhead due to increased allocated IT and facility costs;

▪	An increase of $1.7 million in other expenses primarily due to higher employee costs;

▪	An increase of $1.6 million in professional fees due to higher consulting spend; and

▪	An increase of $0.9 million in travel costs to support the increase in the personnel.

Research and development expenses increased $2.8 million, or 3%, in the year ended January 31, 2018. The increase of $8.9 million in personnel costs to support development efforts was partially offset by a $5.3 million decrease in stock-based compensation. In the year ended January 31, 2017, we incurred additional modification expense for certain employees whose employment ceased with no such expense in the year ended January 31, 2018. The remainder of the decrease in stock-based compensation expense is driven by the impact of options that were canceled or fully vested in the year ended January 31, 2017 with no options granted to research and development employees in the year ended January 31, 2018.

General and Administrative

	Year Ended January 31,			2019 versus 2018 % Change	2018 versus 2017 % Change
(in thousands, except for percentages)	2019	2018	2017
General and administrative	$209,297	$81,526	$64,360	157%	27%
Percentage of revenue	30%	16%	17%

General and administrative expenses increased $127.8 million, or 157%, in the year ended January 31, 2019, primarily due to:

▪
An increase of $109.1 million in stock-based compensation expense, primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only;

▪
An increase of $10.0 million in professional fees, primarily driven by costs related to our IPO, secondary offering and preparation for operating as a public company, as well as higher audit and consulting costs; and

▪	An increase of $9.7 million in personnel costs primarily due to increased headcount and the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year.

General and administrative expenses increased $17.2 million, or 27%, in the year ended January 31, 2018, primarily due to:

▪	An increase of $5.1 million increase in personnel cost and of $2.6 million in allocated overhead in line with the increase in headcount;

▪	An increase of $5.0 million in business taxes in connection with growth of the business, assessments completed in certain jurisdictions and a foreign transfer tax; and

▪	An increase of $2.2 million in stock-based compensation expense driven by a significant grant made at the end of fiscal 2017.

Interest expense

	Year Ended January 31,			2019 versus 2018 % Change	2018 versus 2017 % Change
(in thousands, except for percentages)	2019	2018	2017
Interest expense	$(10,844)	$(624)	$(611)	1,638%	2%
Percentage of revenue	(2)%	—%	—%

Interest expense increased by $10.2 million in the year ended January 31, 2019, due to interest expense and amortization of discount and transaction costs on our Notes issued in September 2018. Interest expense remained relatively consistent in the year ended January 31, 2018.

Interest Income and Other Income, Net

	Year Ended January 31,			2019 versus 2018 % Change	2018 versus 2017 % Change
(in thousands, except for percentages)	2019	2018	2017
Interest income and other income, net	$8,959	$3,135	$1,372	186%	128%
Percentage of revenue	2%	1%	—%

In the year ended January 31, 2019, interest income and other income, net, increased by $5.8 million primarily due to an $11.5 million increase in interest income on higher cash and cash equivalent balances during the period and on investments in marketable securities that commenced in the last quarter of fiscal 2019. This was partially offset by foreign currency losses of $3.4 million compared to foreign currency gains of $2.2 million in the prior year, a change of $5.6 million, driven by the impact of the strengthening of the U.S. dollar on transactions denominated in foreign currency. In the year ended January 31, 2018, interest income and other income, net, increased by $1.8 million, primarily due to foreign currency transaction gains driven by remeasurement of certain monetary transactions.

Provision for (Benefit from) Income Taxes

	Year Ended January 31,
(in thousands, except for percentages)	2019	2018	2017
Provision for (benefit from) income taxes	$(1,750)	$3,134	$356
Percentage of revenue	—%	1%	—%

We had a tax benefit of $1.8 million in the year ended January 31, 2019, compared to a provision for income taxes of $3.1 million in the year ended January 31, 2018. The change was primarily driven by a tax benefit of $7.1 million upon the release of a portion of our deferred tax valuation allowance in connection with the SpringCM acquisition. This tax benefit was partially offset by an increase in foreign tax expense, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

Tax expense in the year ended January 31, 2018, increased by $2.8 million. This increase was due to an increase in foreign tax expense, resulting from transfers of intellectual property and higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our international operations to support our ongoing international growth.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated results of operations for each of the quarters indicated. These unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results in any future period and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year.

Quarterly Consolidated Statements of Operations

	Three Months Ended
(in thousands, except per share data)	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018	Jan 31, 2018	Oct 31, 2017	Jul 31, 2017	Apr 30, 2017
Revenue:
Subscription	$187,572	$169,426	$158,461	$148,198	$137,276	$122,905	$117,553	$106,847
Professional services and other	12,160	8,959	8,583	7,610	11,598	7,684	7,990	6,651
Total revenue	199,732	178,385	167,044	155,808	148,874	130,589	125,543	113,498
Cost of revenue:
Subscription	33,560	28,709	23,057	32,438	22,166	22,335	20,040	19,293
Professional services and other	19,133	16,364	13,304	25,856	9,309	8,881	8,418	7,831
Total cost of revenue	52,693	45,073	36,361	58,294	31,475	31,216	28,458	27,124
Gross profit	147,039	133,312	130,683	97,514	117,399	99,373	97,085	86,374
Operating expenses:
Sales and marketing	127,691	117,051	103,779	191,085	74,630	69,666	68,943	64,691
Research and development	42,921	38,404	33,773	70,870	23,431	22,522	23,767	22,708
General and administrative	39,055	36,274	30,851	103,117	25,603	19,528	18,156	18,239
Total expenses	209,667	191,729	168,403	365,072	123,664	111,716	110,866	105,638
Loss from operations	(62,628)	(58,417)	(37,720)	(267,558)	(6,265)	(12,343)	(13,781)	(19,264)
Interest expense	(7,101)	(3,503)	(47)	(193)	(150)	(154)	(169)	(151)
Interest income and other income, net	4,794	3,395	2,998	(2,228)	2,436	(1,225)	2,034	(110)
Loss before provision for (benefit from) income taxes	(64,935)	(58,525)	(34,769)	(269,979)	(3,979)	(13,722)	(11,916)	(19,525)
Provision for (benefit from) income taxes	1,309	(5,712)	1,945	708	2,373	783	121	(143)
Net loss	$(66,244)	$(52,813)	$(36,714)	$(270,687)	$(6,352)	$(14,505)	$(12,037)	$(19,382)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.31)	$(0.22)	$(7.46)	$(0.20)	$(0.45)	$(0.39)	$(0.66)

Stock-based compensation expense included in costs and expenses(1):
Cost of revenue—subscription	$2,241	$2,398	$1,588	$9,955	$214	$228	$231	$238
Cost of revenue—professional services	3,413	3,578	2,822	16,045	234	253	254	235
Sales and marketing	20,505	22,338	16,791	112,481	1,839	1,959	2,883	2,705
Research and development	9,562	9,919	7,359	47,268	1,175	1,042	1,288	1,391
General and administrative	13,550	13,515	11,605	84,045	2,772	3,113	3,856	3,837

(1)
Three months ended April 30, 2018, includes $262.8 million of stock-based compensation expense related to RSUs, for which the performance-based condition was satisfied on April 26, 2018, the effective date of our IPO Registration Statement.

Percentage of Revenue Data

	Three Months Ended
(in thousands, except per share data)	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018	Jan 31, 2018	Oct 31, 2017	Jul 31, 2017	Apr 30, 2017
Revenue:
Subscription	94%	95%	95%	95%	92%	94%	94%	94%
Professional services and other	6	5	5	5	8	6	6	6
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	17	16	14	21	15	17	16	17
Professional services and other	9	9	8	16	6	7	7	7
Total cost of revenue	26	25	22	37	21	24	23	24
Gross profit	74	75	78	63	79	76	77	76
Operating expenses:
Sales and marketing	64	66	62	123	50	53	55	57
Research and development	21	22	20	45	16	17	19	20
General and administrative	20	20	19	67	17	15	14	16
Total expenses	105	108	101	235	83	85	88	93
Loss from operations	(31)	(33)	(23)	(172)	(4)	(9)	(11)	(17)
Interest expense	(4)	(2)	—	—	—	—	—	—
Interest income and other income, net	2	2	2	(1)	1	(2)	2	—
Loss before provision for (benefit from) income taxes	(33)	(33)	(21)	(173)	(3)	(11)	(9)	(17)
Provision for (benefit from) income taxes	—	(3)	1	1	1	—	1	—
Net loss	(33)%	(30)%	(22)%	(174)%	(4)%	(11)%	(10)%	(17)%

Liquidity and Capital Resources

Our principal sources of liquidity were cash and cash equivalents, investments and cash generated from operations. As of January 31, 2019, we had $769.0 million in cash and cash equivalents and short-term investments. We also had $164.2 million in long-term investments that provide additional capital resources. In May 2018, we received net proceeds of $523.9 million upon the completion of our IPO. In September 2018, we received net proceeds from the issuance of the Notes of approximately $560.8 million after deducting the initial purchasers’ discounts and transaction costs.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations of $76.1 million in the year ended January 31, 2019, we have generated losses from operations in the past as reflected in our accumulated deficit of $928.8 million as of January 31, 2019. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make, and, as a result, we may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets as accounts receivable until collection and contract liabilities. Our accounts receivable increased by $42.6 million, excluding accounts receivable acquired from SpringCM, compared to an increase of $28.1 million in the year ended January 31, 2018, which resulted in a $14.5 million decrease in cash provided by operating activities. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Contract liabilities consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2019, we had contract liabilities of $388.8 million, including contract liabilities acquired from SpringCM, compared to $277.9 million as of January 31, 2018. The increase in contract liabilities resulted in net cash provided by operating activities of $100.9 million. Therefore, our growth in billings to existing and new customers has a material net beneficial impact on our cash flows from operating activities, after consideration of the impact on our accounts receivable.

Our future capital requirements will depend on many factors including our growth rate, customer retention and expansion, the timing and extent of spending to support our efforts to develop our software suite, the expansion of sales and marketing activities and the continuing market acceptance of our software suite. We may in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

On September 4, 2018, we acquired SpringCM for $218.8 million in cash. The acquisition was funded with cash on hand.

In the fourth quarter of fiscal 2019, we settled 12.6 million RSUs for which the service-based condition was satisfied on or prior to December 14, 2018 and 0.8 million PSUs for which the performance condition was satisfied in January 2019. In connection with these settlements, we withheld 5.3 million shares and remitted tax liabilities of $215.3 million on behalf of the RSUs holders to the relevant tax authorities in cash. We also used $14.4 million to pay the employer portion of payroll taxes on all RSUs and PSUs settled during the fourth quarter with no such expenditure in the prior period.

Credit Facility

In May 2015, we signed a Senior Secured Credit Agreement with Silicon Valley Bank, or the Credit Agreement, and a syndicate of other banks. The Credit Agreement extended a revolving loan facility of up to $80.0 million with a letter of credit sub-facility up to $15.0 million (as a sublimit of the revolving loan facility) and a swingline sub-facility up to $5.0 million (as a sublimit of the revolving loan facility). Our obligations under the Credit Agreement were secured by substantially all our assets. The facility required us to comply with certain financial and non-financial covenants. The facility was subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.3% and 0.3375% per annum on the daily undrawn balance. The facility expired in May 2018.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,			2019 versus 2018 $ Change	2018 versus 2017 $ Change
(in thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$76,086	$54,979	$(4,790)	$21,107	$59,769
Investing activities	(664,324)	(18,761)	(40,880)	(645,563)	22,119
Financing activities	853,116	25,728	8,037	827,388	17,691
Effect of foreign exchange on cash and cash equivalents	(4,136)	4,246	(334)	(8,382)	4,580
Net change in cash, cash equivalents and restricted cash	$260,742	$66,192	$(37,967)	$194,550	$104,159

Cash Flows from Operating Activities

2019 Compared to 2018. Cash provided by operating activities increased by $21.1 million in the year ended January 31, 2019. This change was primarily due to an increase of $407.4 million in non-cash expenses, partially offset by a $374.2 million increase in net loss. The increase in non-cash expenses was driven by a $381.2 million increase in stock-based compensation expense primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only.

Net cash provided by operating assets and liabilities decreased by $12.1 million. Additions to deferred contract acquisition and fulfillment increased by $27.9 million and cash used from changes in accounts receivable increased by $14.5 million in line with higher sales. Cash used from changes in accounts payable also increased by $10.2 million driven by the timing of payments. These were partially offset by increases in cash provided from changes in accrued compensation of $16.9 million due to higher sales, addition of SpringCM, business growth and timing of payroll. Changes in contract liabilities and contract assets provided $13.1 million and $11.1 million in line with higher billings.

2018 Compared to 2017. We had positive cash flows from operating activities of $55.0 million in the year ended January 31, 2018 as compared to negative cash flows of $4.8 million in the year ended January 31, 2017, an increase of $59.8 million. This change was primarily driven by a $63.1 million decrease in net loss, partially offset by a $6.1 million decrease in cash from changes in operating assets and liabilities. There were several significant positive and negative movements from changes in operating assets and liabilities over the period. Net cash from the change in deferred rent decreased by $15.1 million. We did not have any significant new leases in the year ended January 31, 2018, while the year ended January 31, 2017 reflects the buildup in the deferred rent balance related to several new Seattle leases we entered into at the end of fiscal 2016. Net cash from the change in deferred contract acquisition costs decreased by $14.6 million in line with growth in sales. Net cash from changes in contract liabilities and accounts receivable increased by $16.7 million as our business continued to grow. Net cash from changes in other liabilities increased by $7.4 million primarily due to delayed consideration related to our acquisition of Algorithmic Research Ltd. and foreign income tax provision.

Cash Flows from Investing Activities

2019 Compared to 2018. Cash used in investing activities increased by $645.6 million in the year ended January 31, 2019. We used $415.1 million to purchase investments and $218.8 million to acquire SpringCM during the year ended January 31, 2019. The remainder of the increase in cash used in investing activities related to $11.5 million increase in spend on purchases of property and equipment, in particular due to additional investments for our data centers and servers to support growth and leasehold improvements for our new office spaces.

2018 Compared to 2017. Cash used in investing activities decreased by $22.1 million in the year ended January 31, 2018 as compared to the prior year. Our cash outflows were primarily driven by purchases of property and equipment, which decreased by $24.4 million as compared to the prior year. During the year ended January 31, 2017, we made significant investments in leasehold improvements and furniture for our new Seattle leases with no similar spend during the year ended January 31, 2018.

Cash Flows from Financing Activities

2019 Compared to 2018. Cash provided by financing activities increased by $827.4 million in the year ended January 31, 2019 as compared to the same prior year period. We received proceeds, net of transaction costs, of $560.8 million from the Notes issuance and proceeds, net of underwriting discounts and commissions and $529.3 million from the issuance of common stock in our IPO during the year ended January 31, 2019. We used $215.3 million to remit tax withholding obligations on RSUs settled during the fourth quarter of fiscal 2019 and $67.6 million to purchase capped calls in connection with the Notes issuance and $4.0 million for deferred offering costs related to our IPO. Proceeds from exercise of stock options increased by $23.8 million during the period compared to the prior year period.

2018 Compared to 2017. Cash provided by financing activities increased by $17.7 million in the year ended January 31, 2018 as compared to the prior year. Proceeds from exercises of stock options contributed an additional $18.3 million compared to the prior year as more of our employees exercised their stock options.

Contractual Obligations and Commitments
The following table represents our future non-cancelable contractual obligations as of January 31, 2019, aggregated by type:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Senior Notes	$575,000	$—	$—	$575,000	$—
Interest payments	13,296	2,875	8,625	1,796	—
Operating lease commitments	148,551	22,198	45,173	46,546	34,634
Purchase obligations	18,848	5,722	6,731	1,841	4,554

Our principal contractual obligations and commitments consist of obligations under the Notes (including principal and coupon interest), operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 10 and Note 11 of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for more information on the Notes and for all other commitments.

As of January 31, 2019, we had unused letters of credit outstanding associated with our various operating leases totaling $9.8 million.

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

Revenue Recognition

We recognize revenue from contracts with customers using the five-step method described in Note 2 in our consolidated financial statements. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if we determine that the contracts are negotiated as a package with a single commercial objective; the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or the services promised in the contracts are a single performance obligation.

Our performance obligations consist of (i) subscription services, (ii) professional and other services, (iii) on-premises solutions and (iv) maintenance and support for our on-premises solutions. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on their relative standalone selling price. We determine standalone selling price, or SSP, for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of subscription services and professional and other services. SSP also reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale and the price we would sell to similar customers in similar circumstances.

In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our customers. For some of our services, such as delivery of on-premises solutions, we satisfy our performance obligations at a point in time. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition; the related contract balances; and our remaining performance obligations. These evaluations require judgment that could affect the timing and amount of revenue recognized.

Deferred Contract Acquisition Costs

To determine the period of benefit of our deferred contract acquisition costs, we evaluate the type of costs incurred, the nature of the related benefit, and the specific facts and circumstances of our arrangements. We determine the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration our initial estimated customer life and the technological life of our software suite and related significant features. We determine the period of benefit for commissions on renewal subscription contracts by considering the average contractual term for renewal contracts. We evaluate these assumptions on a quarterly basis and periodically review whether events or changes in circumstances have occurred that could impact the period of benefit.

Stock-based Compensation

Compensation cost for stock-based awards issued to employees, including stock options and RSUs, is measured at fair value on the date of grant and recognized over the service period. The fair value of stock options is estimated on the date of grant using a Black-Scholes model. The fair value of RSUs is estimated on the date of grant based on the fair value of our underlying common stock. Prior to our IPO, the fair value of our common stock for financial reporting purposes was determined considering objective and subjective factors and required judgment to determine the fair value of common stock for financial reporting purposes as of the date of each equity grant or modification.

Substantially all RSUs that we issued through January 31, 2018, vest upon the satisfaction of both service-based and performance-based vesting conditions. The service-based condition is typically satisfied over a four-year service period. The performance-based condition related to these awards was satisfied on the effectiveness of our IPO Registration Statement, which occurred on April 26, 2018. Upon the effectiveness of our IPO Registration Statement, we recognized $262.8 million in stock-based compensation expense related to RSUs, for which the service-based condition was satisfied as of such date. The majority of RSUs granted after January 31, 2018 vest on the satisfaction of service-based condition only.

From time-to-time, we grant RSUs that also include performance-based or market-based conditions. For RSUs granted with a performance condition, we recognize expense on a graded-vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria. For RSUs granted with a market condition, we use a lattice model simulation analysis which captures the impact of the vesting conditions to value the performance stock units and recognize the expense on a straight-line basis.

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

We calculate the fair value of options and purchase rights granted under the Employee Stock Purchase Plan, or ESPP, based on the Black‑Scholes option‑pricing model. The Black‑Scholes model requires the use of various assumptions including expected term and expected stock price volatility. We estimate the expected term for stock options using the simplified method due to the lack of historical exercise activity. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the award. Almost all of our options have a contractual term of ten years. The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. We estimate volatility for options and ESPP purchase rights using volatilities of a group of public companies in a similar industry, stage of life cycle, and size. The interest rate is derived from government bonds with a similar term to the option or ESPP purchase right granted. We have not declared, nor do we expect to declare dividends. Therefore, there is no dividend impact on the valuation of options or ESPP purchase rights. We use the straight‑line method for employee expense attribution for stock options and ESPP purchase rights.

Compensation expense is recognized net of forfeitures that are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets

We estimate the fair value of assets acquired and liabilities assumed in a business combination. At the acquisition date, we measure goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the tangible and intangible assets acquired and the liabilities assumed.

Business combination accounting requires us to make assumptions and apply judgment. Key assumptions include, but are not limited to:

•	future cash flows from our revenue streams;

•	the acquired company's existing customer relationships;

•	royalty rates; and

•	discount rates.

These estimates and assumptions are subjective. Our ability to realize the future cash flows used in our fair value calculations may be affected by changes in our financial condition, our financial performance or business strategies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. During the measurement period of up to one year from the acquisition date, based on new information obtained that relates to facts and circumstances that existed as of the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. We record adjustments identified, if any, subsequent to the end of the measurement period in our consolidated statements of operations.

Goodwill, Intangible Assets and Other Long-Lived Assets—Impairment Assessments

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have one operating segment and one reporting unit. No impairment has been noted to date.

We periodically review the carrying amounts of intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of such assets (or asset group) to the future undiscounted cash flow we expect the assets (or asset group) to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Each period we evaluate the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. Assumptions and estimates about remaining useful lives of our intangible and other long-lived assets are subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We have not recognized any intangible asset impairment charges to date.

Income Taxes

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, principles, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the Tax Act. Finally, foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items, as a result, we may record unrecognized tax benefits in the future. At that time, we would make adjustments to these potential future reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters would be different to the amounts we may potentially record in the future, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes would include the effects of any future accruals that we believe are appropriate to record, as well as the related net interest and penalties.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rate that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

The Tax Act significantly changed how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

Loss contingencies

We evaluate contingent liabilities including threatened or pending litigation in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgments or outcomes from potential claims or legal proceedings, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this report.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Non-GAAP gross profit, non-GAAP subscription gross profit, non-GAAP professional services and other gross profit, non-GAAP gross margin, non-GAAP income (loss) from operations, non-GAAP operating margin and non-GAAP net income (loss): We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs from our convertible senior notes issued in September 2018, acquisition-related expenses, partial releases of valuation allowance due to acquisition, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. Costs associated with acquisitions include legal, accounting, other professional fees and other non-recurring costs. We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.

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

Reconciliation of gross profit and gross margin:

	Year Ended January 31,
(in thousands)	2019	2018	2017
GAAP gross profit	$508,548	$400,231	$278,982
Add: Stock-based compensation	42,040	1,887	2,211
Add: Amortization of acquisition-related intangibles	6,081	6,793	6,940
Add: Employer payroll tax on employee stock transactions	1,949	—	—
Add: Acquisition-related expenses	108	—	—
Non-GAAP gross profit	$558,726	$408,911	$288,133
GAAP gross margin	73%	77%	73%
Non-GAAP adjustments	7%	2%	3%
Non-GAAP gross margin	80%	79%	76%

GAAP subscription gross profit	$545,893	$400,747	$275,200
Add: Stock-based compensation	16,182	911	1,190
Add: Amortization of acquisition-related intangibles	6,081	6,793	6,940
Add: Employer payroll tax on employee stock transactions	830	—	—
Non-GAAP subscription gross profit	$568,986	$408,451	$283,330
GAAP subscription gross margin	82%	83%	79%
Non-GAAP adjustments	4%	1%	2%
Non-GAAP subscription gross margin	86%	84%	81%

GAAP professional services and other gross profit (loss)	$(37,345)	$(516)	$3,782
Add: Stock-based compensation	25,858	976	1,021
Add: Employer payroll tax on employee stock transactions	1,119	—	—
Add: Acquisition-related expenses	108	—	—
Non-GAAP professional services and other gross profit (loss)	$(10,260)	$460	$4,803
GAAP professional services and other gross margin	(100)%	(2)%	11%
Non-GAAP adjustments	73%	3%	4%
Non-GAAP professional services and other gross margin	(27)%	1%	15%

Reconciliation of income (loss) from operations and operating margin:

	Year Ended January 31,
(in thousands)	2019	2018	2017
GAAP loss from operations	$(426,323)	$(51,653)	$(115,817)
Add: Stock-based compensation	410,978	29,747	35,443
Add: Amortization of acquisition-related intangibles	13,102	10,043	10,325
Add: Employer payroll tax on employee stock transactions	15,657	—	—
Add: Acquisition-related expenses	1,768	—	—
Non-GAAP income (loss) from operations	$15,182	$(11,863)	$(70,049)
GAAP operating margin	(61)%	(10)%	(30)%
Non-GAAP adjustments	63%	8%	12%
Non-GAAP operating margin	2%	(2)%	(18)%

Reconciliation of net income (loss):

	Year Ended January 31,
(in thousands, except per share data)	2019	2018	2017
GAAP net loss	$(426,458)	$(52,276)	$(115,412)
Add: Stock-based compensation	410,978	29,747	35,443
Add: Amortization of acquisition-related intangibles	13,102	10,043	10,325
Add: Employer payroll tax on employee stock transactions	15,657	—	—
Add: Acquisition-related expenses	1,839	—	—
Add: Amortization of debt discount and issuance costs	9,507	—	—
Less: Tax effect of the SpringCM acquisition(1)	(7,080)	—	—
Non-GAAP net income (loss)	$17,545	$(12,486)	$(69,644)

(1)	Represents a tax benefit related to the release of a portion of our deferred tax asset valuation allowance resulting from the SpringCM Acquisition.

Computation of free cash flow:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$76,086	$54,979	$(4,790)
Less: purchase of property and equipment	(30,413)	(18,929)	(43,330)
Non-GAAP free cash flow	$45,673	$36,050	$(48,120)

Computation of billings:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Revenue	$700,969	$518,504	$381,459
Add: Contract liabilities and refund liability, end of period	390,887	282,943	195,501
Less: Contract liabilities and refund liability, beginning of period	(282,943)	(195,501)	(137,031)
Add: Contract assets and unbilled accounts receivable, beginning of period	16,899	10,095	2,532
Less: Contract assets and unbilled accounts receivable, end of period	(13,436)	(16,899)	(10,095)
Less: Contract liabilities and refund liability contributed by the acquisition of SpringCM	(11,002)	—	—
Non-GAAP billings	$801,374	$599,142	$432,366

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of January 31, 2019, we had cash, cash equivalents and investments totaling $933.2 million, which consisted primarily of bank deposits, money market funds, commercial paper, and corporate notes and bonds. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in a $3.7 million decline of the fair value of our investment portfolio as of January 31, 2019. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

On September 18, 2018, we offered and issued $575.0 million aggregate principal amount of Notes. The notes have fixed annual interest rate of 0.5%, and, therefore, we do not have economic interest rate exposure on the Notes. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DocuSign, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DocuSign, Inc. and its subsidiaries (the “Company”) as of January 31, 2019, and 2018, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 26, 2019

We have served as the Company's auditor since 2009, which includes periods before the Company became subject to SEC reporting requirements.

DOCUSIGN, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$517,811	$256,867
Investments	251,203	—
Restricted cash	367	569
Accounts receivable	174,548	123,750
Contract assets—current	10,616	14,260
Prepaid expenses and other current assets	29,976	23,349
Total current assets	984,521	418,795
Investments—noncurrent	164,220	—
Property and equipment, net	75,832	63,019
Goodwill	195,225	37,306
Intangible assets, net	74,203	14,148
Deferred contract acquisition costs—noncurrent	112,583	75,535
Other assets—noncurrent	8,833	11,170
Total assets	$1,615,417	$619,973
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$19,590	$23,713
Accrued expenses	21,755	15,734
Accrued compensation	77,553	50,852
Contract liabilities—current	381,060	270,188
Deferred rent—current	2,452	1,758
Other liabilities—current	13,903	11,574
Total current liabilities	516,313	373,819
Convertible senior notes, net	438,932	—
Contract liabilities—noncurrent	7,712	7,736
Deferred rent—noncurrent	24,195	23,044
Deferred tax liability—noncurrent	4,207	2,511
Other liabilities—noncurrent	9,696	4,010
Total liabilities	1,001,055	411,120
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value; 0 shares authorized, issued and outstanding as of January 31, 2019; 100,603 shares authorized, 100,226 shares issued and outstanding, $548,910 liquidation preference as of January 31, 2018	—	547,501
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of January 31, 2019; 0 shares authorized, issued and outstanding as of January 31, 2018	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 169,303 shares outstanding as of January 31, 2019; 185,000 shares authorized, 35,700 shares outstanding as of January 31, 2018	17	4
Additional paid-in capital	1,545,088	160,265
Accumulated other comprehensive (loss) income	(1,965)	3,403
Accumulated deficit	(928,778)	(502,320)
Total stockholders’ equity (deficit)	614,362	(338,648)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,615,417	$619,973
The accompanying notes are an integral part of these consolidated financial statements.

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended January 31,
(in thousands, except per share data)	2019	2018	2017
Revenue:
Subscription	$663,657	$484,581	$348,563
Professional services and other	37,312	33,923	32,896
Total revenue	700,969	518,504	381,459
Cost of revenue:
Subscription	117,764	83,834	73,363
Professional services and other	74,657	34,439	29,114
Total cost of revenue	192,421	118,273	102,477
Gross profit	508,548	400,231	278,982
Operating expenses:
Sales and marketing	539,606	277,930	240,787
Research and development	185,968	92,428	89,652
General and administrative	209,297	81,526	64,360
Total expenses	934,871	451,884	394,799
Loss from operations	(426,323)	(51,653)	(115,817)
Interest expense	(10,844)	(624)	(611)
Interest income and other income, net	8,959	3,135	1,372
Loss before provision for (benefit from) income taxes	(428,208)	(49,142)	(115,056)
Provision for (benefit from) income taxes	(1,750)	3,134	356
Net loss	$(426,458)	$(52,276)	$(115,412)
Net loss per share attributable to common stockholders, basic and diluted	$(3.16)	$(1.66)	$(4.17)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	135,163	32,294	28,020

Other comprehensive income (loss):
Foreign currency translation (losses) gains, net of tax	$(5,626)	$6,149	$651
Unrealized gains on investments, net of tax	258	—	—
Other comprehensive (loss) income	(5,368)	6,149	651
Comprehensive loss	$(431,826)	$(46,127)	$(114,761)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$16,182	$911	$1,190
Cost of revenue—professional services	25,858	976	1,021
Sales and marketing	172,115	9,386	11,187
Research and development	74,108	4,896	10,161
General and administrative	122,715	13,578	11,884
The accompanying notes are an integral part of these consolidated financial statements.

DOCUSIGN, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balances at January 31, 2016	100,226	$544,584	27,435	$3	$61,881	$(3,397)	$(334,632)	$(276,145)
Exercise of stock options	—	—	2,044	—	8,122	—	—	8,122
Repurchase of shares from employees	—	—	(40)	—	(85)	—	—	(85)
Employee stock-based compensation expense	—	—	—	—	34,310	—	—	34,310
Non-employee stock-based compensation expense	—	—	—	—	1,276	—	—	1,276
Accretion of preferred stock	—	1,456	—	—	(1,456)	—	—	(1,456)
Vesting of early exercise liability	—	—	—	—	1,384	—	—	1,384
Net loss	—	—	—	—	—	—	(115,412)	(115,412)
Other comprehensive income, net	—	—	—	—	—	651	—	651
Balances at January 31, 2017	100,226	546,040	29,439	3	105,432	(2,746)	(450,044)	(347,355)
Exercise of stock options	—	—	6,261	1	26,432	—	—	26,433
Employee stock-based compensation expense	—	—	—	—	28,496	—	—	28,496
Non-employee stock-based compensation expense	—	—	—	—	1,366	—	—	1,366
Accretion of preferred stock	—	1,461	—	—	(1,461)	—	—	(1,461)
Net loss	—	—	—	—	—	—	(52,276)	(52,276)
Other comprehensive income, net	—	—	—	—	—	6,149	—	6,149
Balances at January 31, 2018	100,226	547,501	35,700	$4	$160,265	$3,403	$(502,320)	$(338,648)

DOCUSIGN, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balances at January 31, 2018	100,226	$547,501	35,700	$4	$160,265	$3,403	$(502,320)	$(338,648)
Exercise of stock options	—	—	5,791	—	50,211	—	—	50,211
Settlement of RSUs	—	—	8,126	1	(1)	—	—	—
Tax withholding on RSU settlement	—	—	—	—	(215,332)	—	—	(215,332)
Employee stock-based compensation expense	—	—	—	—	411,803	—	—	411,803
Non-employee stock-based compensation expense	—	—	—	—	1,058	—	—	1,058
Accretion of preferred stock	—	353	—	—	(353)	—	—	(353)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	19,314	2	524,977	—	—	524,979
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(100,226)	(547,854)	100,350	10	547,844	—	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	848	—	—	848
Equity component of Convertible Senior Notes	—	—	—	—	131,331	—	—	131,331
Purchase of capped calls related to issuance of Convertible Senior Notes	—	—	—	—	(67,563)	—	—	(67,563)
Exercise of common stock warrants	—	—	22	—	—	—	—	—
Net loss	—	—	—	—	—	—	(426,458)	(426,458)
Other comprehensive loss, net	—	—	—	—	—	(5,368)	—	(5,368)
Balances at January 31, 2019	—	$—	169,303	$17	$1,545,088	$(1,965)	$(928,778)	$614,362
The accompanying notes are an integral part of these consolidated financial statements.

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net loss	$(426,458)	$(52,276)	$(115,412)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	38,027	31,750	28,471
Amortization of deferred contract acquisition and fulfillment costs	42,112	30,377	22,369
Amortization of debt discount and transaction costs	9,507	—	—
Stock-based compensation expense	410,978	29,747	35,443
Deferred income taxes	(5,001)	(996)	12
Other	800	(1,877)	(1,767)
Changes in operating assets and liabilities
Accounts receivable	(42,571)	(28,077)	(17,454)
Contract assets	4,204	(6,934)	(7,111)
Prepaid expenses and other current assets	(3,283)	(1,507)	1,630
Deferred contract acquisition and fulfillment costs	(80,869)	(52,978)	(34,761)
Other assets	2,658	(1,604)	238
Accounts payable	(7,380)	2,864	4,890
Accrued expenses	4,214	5,992	(2,596)
Accrued compensation	26,039	9,168	9,532
Contract liabilities	100,874	87,774	60,440
Deferred rent	1,845	(168)	14,979
Other liabilities	390	3,724	(3,693)
Net cash provided by (used in) operating activities	76,086	54,979	(4,790)
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(218,779)	(299)	—
Purchases of investments	(415,132)	—	—
Proceeds from sale of short-term investments	—	—	1,785
Purchases of property and equipment	(30,413)	(18,929)	(43,330)
Proceeds from sale of business held for sale	—	467	665
Net cash used in investing activities	(664,324)	(18,761)	(40,880)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of initial purchasers' discounts and transaction costs	560,756	—	—
Purchase of capped calls related to issuance of convertible senior notes	(67,563)	—	—
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions	529,305	—	—
Payment of tax withholding obligation on RSU settlement	(215,332)	—	—
Proceeds from the exercise of stock options	50,211	26,433	8,122
Payment of deferred offering costs	(4,011)	(315)	—
Other financing	(250)	(390)	(85)
Net cash provided by financing activities	853,116	25,728	8,037
Effect of foreign exchange on cash, cash equivalents and restricted cash	(4,136)	4,246	(334)
Net increase in cash, cash equivalents and restricted cash	260,742	66,192	(37,967)
Cash, cash equivalents and restricted cash at beginning of period	257,436	191,244	229,211
Cash, cash equivalents and restricted cash at end of period	$518,178	$257,436	$191,244
The accompanying notes are an integral part of these consolidated financial statements.

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended January 31,
(in thousands)	2019	2018	2017
Supplemental disclosure:
Cash paid for interest	$204	$599	$602
Cash paid for taxes	3,213	617	229
Non-cash investing and financing activities:
Property and equipment in accounts payable and other accrued liabilities	$2,293	$3,967	$3,325
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	547,854	—	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	848	—	—
Preferred stock accretion	353	1,461	1,456
Vesting of early exercised stock options	—	—	1,384
Deferred offering costs accrued and unpaid	—	1,381	—
Estimated fair value of office under build-to-suit lease	2,479	—	—
The accompanying notes are an integral part of these consolidated financial statements.

DOCUSIGN, INC.
Index for Notes to the Consolidated Financial Statements

DOCUSIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include those of DocuSign, Inc. and our subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our fiscal year ends on January 31. References to fiscal 2019, for example, are to the fiscal year ended January 31, 2019.

Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented.

Initial Public Offering

On May 1, 2018, we completed our initial public offering, or IPO, in which we issued and sold 19.3 million shares of common stock at price to the public of $29.00 per share, including 3.3 million shares of common stock purchased by the underwriters in the full exercise of the over-allotment option granted to them. Certain of our existing stockholders sold an additional 5.6 million shares at the public offering price. We received net proceeds of $523.9 million after deducting underwriting discounts and commissions of $30.8 million and offering expenses of $5.4 million. We did not receive any proceeds from the sale of shares by our stockholders.

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

Follow-On Offering

On September 18, 2018, we completed our follow-on offering, in which certain stockholders sold 8.1 million shares of common stock. The price per share to the public was $55.00. We did not receive any proceeds from the sale of shares by the selling stockholders. We incurred and expensed issuance costs of $1.3 million associated with the sale of such shares.

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

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. Although we deposit our cash with multiple financial institutions, the deposits, at times, may exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. Cash equivalents consist of money market funds which are invested through financial institutions in the U.S. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.

No customer individually accounted for more than 10% of our revenues in the years ended January 31, 2019, 2018 and 2017. One of our customers accounted for 10% of our accounts receivable as of January 31, 2019 and 2018. We perform ongoing credit evaluations of our customers, do not require collateral and maintain allowances for potential credit losses on customers’ accounts when deemed necessary.

Revenue Recognition

We recognize revenue when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve the core principle of this new standard, we apply the following steps:

1. Identification of the contract, or contracts, with the customer

We consider the terms and conditions of the contract and our customary business practices in identifying our contracts under ASC 606. We determine we have a contract with a customer when the contract is approved, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

2. Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. Our performance obligations consist of (i) subscription services, (ii) professional services, (iii) on-premises solutions, and (iv) maintenance and support for on-premises solutions.

3. Determination of the transaction price

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contain a significant financing component.

4. Allocation of the transaction price to the performance obligation in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”).

5. Recognition of the revenue when, or as, we satisfy a performance obligation

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized as control of the service is transferred to the customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. We generate all our revenue from contracts with customers.

Subscription Revenue

We generate revenue primarily from sales of subscriptions to access our software suite and related subscriptions of our customers. Our subscription revenue is driven by our go-to-market model, which includes a combination of direct sales, partner-assisted sales and web-based self-service purchasing. Subscription arrangements with customers do not provide the customer with the right to take possession of our software operating our software suite at any time. Instead, customers are granted continuous access to our software suite over the contractual period. A time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term beginning on the date access to our software suite is provided, as long as other revenue recognition criteria have been met.

The typical subscription term is one to three years. Most of our contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause if we fail to perform in accordance with the contractual terms. Some of our customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced at or above our SSP and, as such, would not result in a separate performance obligation.

Professional Services and Other Revenue

Professional services and other revenue consists of fees associated with consulting and training services from assisting customers in implementing and expanding the use of our software suite. These services are distinct from subscription services. Professional services do not result in significant customization of the subscription service. Revenue from professional services provided on a time and materials basis is recognized as the services are performed. Other revenue includes amounts derived from the sale of our on-premises solutions, which are recognized upon passage of control, which occurs upon shipment of the product. The maintenance and support on the on-premises solutions is a stand-ready obligation to perform this service over the term of the arrangement and, as a result, is accounted for ratably over the term of the arrangement.

Contracts with Multiple Performance Obligations

Most of our contracts with customers contain multiple performance obligations that are distinct and accounted for separately. The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP for all our performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of subscription services and professional and other services. SSP also reflects the amount we would charge for that performance obligation if it were sold separately in a standalone sale, and the price we would sell to similar customers in similar circumstances.

Variable Consideration

Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved.

If our services do not meet certain service level commitments, our customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. We have historically not experienced any significant incidents affecting the defined levels of reliability and performance as required by our subscription contracts. Accordingly, the amount of any estimated refunds related to these agreements in the consolidated financial statements is not material during the periods presented.

Deferred Contract Acquisition Costs

We capitalize sales commissions, certain parts of the company bonus and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.

Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid related to renewal contracts are amortized over an estimated period of benefit of two years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition.
Commissions paid on professional services are typically amortized in accordance with the associated revenue as the commissions paid on new and renewal professional services are commensurate with each other. We determine the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration our initial estimated customer life and the technological life of our software suite and related significant features. We determine the period of benefit for renewal subscription contracts by considering the average contractual term for renewal contracts. Amortization of deferred contract acquisition costs is primarily included in the “Sales and marketing” expense in the consolidated statements of operations and comprehensive loss.

We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs. There were no material impairment losses recorded during the periods presented.

Deferred Contract Fulfillment Costs

We capitalize third-party costs to fulfill contracts with a customer in “Prepaid expenses and other current assets” and “Other assets—noncurrent” on our consolidated balance sheets. We amortize these costs consistent with the ratable revenue recognition of the performance obligations in the associated contracts. We assess these costs for impairment at the end of each reporting period.

Cost of Revenue

“Subscription” cost of revenue primarily consists of personnel and related costs to support our software suite, amortization expense associated with capitalized internally developed software and intangible assets, property and equipment depreciation, allocated overhead expenses, merchant processing fees and server hosting costs.

“Professional services and other” cost of revenue consists primarily of personnel costs for our professional services delivery team, travel-related costs and allocated overhead.

Advertising

Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in our consolidated statements of operations and comprehensive loss. Advertising expense was $34.1 million, $19.3 million and $23.6 million in the years ended January 31, 2019, 2018 and 2017.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation. They also include amortization associated with acquired intangible assets and allocated overhead.

Stock-Based Compensation

Compensation cost for stock-based awards issued to employees, including stock options and restricted stock units, or RSUs, is measured at fair value on the date of grant and recognized over the service period. The fair value of stock options is estimated on the date of grant using a Black-Scholes model. The fair value of RSUs is estimated on the date of grant based on the fair value of our underlying common stock.

We recognize compensation expense for stock options on a straight-line basis over the requisite service period. Compensation expense for RSUs granted prior to January 31, 2018, is amortized on a graded basis over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur. The liquidity event condition was satisfied upon the effectiveness of our registration statement on Form S-1, or IPO Registration Statement, on April 26, 2018. On that date we recorded a cumulative stock-based compensation expense of $262.8 million using the accelerated attribution method for all the RSUs, for which the service condition has been fully satisfied as of April 26, 2018. The remaining unrecognized stock-based compensation expense related to the RSUs will be recorded over their remaining requisite service periods. RSUs granted after January 31, 2018, generally vest on the satisfaction of service-based condition only. We recognize compensation expense for such RSUs on a straight-line basis over the requisite service period.

From time-to-time, we grant RSUs that also include performance-based or market-based conditions. For RSUs granted with a performance condition, we recognize expense on a graded vesting basis over the vesting period, after assessing the probability of achieving requisite performance criteria. For RSUs granted with a market condition, we use a lattice model simulation analysis which captures the impact of the vesting conditions to value the performance stock units and recognize the expense on a graded basis.

We recognize compensation expense related to shares issued pursuant to the employee stock purchase plan (ESPP) on a straight-line basis over the offering period.

Compensation expense is recognized net of forfeitures that are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. In the years ended January 31, 2019, 2018 and 2017, total stock-based compensation expense was $411.0 million, $29.7 million and $35.4 million. Recognized tax benefits on total stock-based compensation expense, which are reflected in the "provision for income taxes" in the consolidated statements of operations and comprehensive loss, were $1.7 million in the year ended January 31, 2019 and immaterial in the years ended January 31, 2018 and 2017.

We account for equity instruments issued to non-employees at fair value of the consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur. Compensation expense related to stock-based awards issued to non-employees was $1.1 million, $1.4 million and $1.3 million in the years ended January 31, 2019, 2018 and 2017.

We capitalize stock-based compensation costs incurred as a result of qualifying internally-developed software development activities. Capitalized stock-based compensation was $1.9 million in the year ended January 31, 2019 and $0.1 million in each of the years ended January 31, 2018 and 2017.

We may elect to issue shares on the settlement dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. In these instances, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid, and include these payments as a reduction of cash flows from financing activities.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. These foreign jurisdictions have different statutory tax rates than the U.S. We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. As a result, we may record unrecognized tax benefits in the future. Our policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

We intend to indefinitely reinvest any undistributed and future earnings from our foreign operations outside of the U.S. As of January 31, 2019, and 2018, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, we would be subject to withholding taxes payable to various foreign countries. As of January 31, 2019, any foreign withholding taxes potentially payable on the undistributed earnings of our foreign subsidiaries were immaterial.

Foreign Currency

The functional currency of our foreign entities is generally the local currency. The functional currency of our branches is the U.S. dollar. For branches where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. We recognize gains and losses from transaction adjustments within "Interest income and other income, net" in the consolidated statements of operations and comprehensive loss in the period of occurrence. We recorded a foreign currency transaction loss of $3.4 million in the year ended January 31, 2019 and a foreign currency transaction gain of $2.2 million and $2.0 million in the years ended January 31, 2018 and 2017.

We present our financial statements in U.S. dollars. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on our consolidated statements of comprehensive loss, net of tax. All assets and liabilities denominated in a foreign currency are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using the historical exchange rate.

Net Loss Per Share Attributable to Common Stockholders

In periods when we have net income, we compute basic and diluted net loss per share in conformity with the two-class method required for participating securities. The undistributed earnings are allocated between common stock and participating securities as if all earnings had been distributed during the period presented. We consider all series of convertible preferred stock to be participating securities as the holders of such stock are entitled to receive noncumulative dividends on a pari passu basis in the event that a dividend is paid on common stock. We also consider any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of convertible preferred stock and early exercised shares do not have a contractual obligation to share in our losses. As such, our net losses in the years ended January 31, 2019, 2018 and 2017 were not allocated to these participating securities.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential shares of common stock, including common stock underlying our convertible preferred stock, our warrants to purchase common stock, and convertible preferred stock, early exercised stock options and outstanding stock options, to the extent they are dilutive.

Since we have reported net losses for all periods presented, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders. Dilutive common shares are not assumed to have been issued as their effect would have been antidilutive.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

Investments

Investments consist of money market funds, commercial paper, corporate notes and bonds, as well as U.S. treasury and government agency securities. Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments with original maturities of more than three months are classified as available-for-sale and are carried at fair value in the consolidated balance sheet, with all unrealized gains and losses reflected in “Other comprehensive income (loss)” on the consolidated balance sheets. These securities are classified as short-term or long-term based on their remaining contractual maturities.

We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in "interest income and other income, net" in the consolidated statements of operations and comprehensive loss.

Restricted Cash

Restricted cash primarily consists of a money market account and certificates of deposits collateralizing our operating lease agreements for office space.

Fair Value of Financial Instruments

We measure assets and liabilities at fair value based on an expected exit price, which represents the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2
Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3
Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities being measured within the fair value hierarchy.

The carrying values of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short period of time to maturity, receipt or payment.

Accounts Receivable, Unbilled Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts billed currently due from customers. Our accounts receivable are subject to collection risk. Gross accounts receivable are reduced for this risk by an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. To determine whether a provision for doubtful accounts should be recorded, we look at such factors as past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions. The allowance for doubtful accounts was $0.6 million and $0.3 million as of January 31, 2019 and 2018. We do not have any off-balance-sheet credit exposure related to our customers.

Unbilled accounts receivable represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for professional services already performed, but billed in arrears. The unbilled accounts receivable balance was $1.5 million and $0.8 million as of January 31, 2019 and 2018.

We do not typically offer right of refund in our contracts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in our receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We have not experienced significant credit losses from our accounts receivable. We perform a regular review of our customers’ payment histories and associated credit risks and do not require collateral from our customers. Changes in the allowance for doubtful accounts were not material in the years ended January 31, 2019, 2018 and 2017.

Property and Equipment

Property and equipment, including costs incurred to bring to the location and condition necessary for intended use, are recorded at cost and depreciated over their estimated useful lives using the straight-line method and the following estimated useful lives:

Estimated Useful Life
Computer and network equipment	2-3 years
Software, including capitalized software development costs	3 years
Furniture and office equipment	3-4 years
Leasehold improvements	Lesser of lease term and 10 years

Disposals are removed at cost less accumulated depreciation, and any gain or loss from disposition is reflected in the statement of operations in the year of disposition. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred.

We are deemed to be the owner, for accounting purposes, during the construction phase of certain long-lived assets under a build-to-suit lease arrangement because of our involvement with the construction, our exposure to any potential cost overruns or our other commitments under the arrangements. In these cases, we recognize build-to-suit lease assets under construction and corresponding build-to-suit lease liabilities on our consolidated balance sheets. Once construction is completed, if a lease meets certain “sale-leaseback” criteria, we remove the asset and liability and account for the lease as an operating lease. Otherwise, the lease is accounted for as a capital lease.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the acquisition method of accounting and is not amortized. We test goodwill for impairment at least annually, in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have one operating segment and one reporting unit. There was no impairment of goodwill recorded in the years ended January 31, 2019, 2018 and 2017.

Intangible Assets

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. The estimated useful lives of intangible assets, estimated based on our expected period of benefit, are as follows:

Estimated Useful Life
Customer contracts & related relationships	5-9 years
Certifications	5 years
Maintenance contracts & related relationships	5 years
Existing technology	3 years
Backlog—subscription	2 years
Tradenames/trademarks	1-2 years

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. No assets were determined to be impaired as of January 31, 2019 or 2018.

Software Development Costs

We capitalize qualifying internally-developed software development costs incurred during the application development stage, as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Capitalized software development costs are included in “Property and equipment, net” on our consolidated balance sheets and are amortized on a straight-line basis over their expected useful lives of approximately three years. We capitalized $7.6 million, $2.4 million and $3.3 million of internally developed software in the years ended January 31, 2019, 2018 and 2017. We recorded amortization expense related to capitalized software development costs of $2.8 million, $3.6 million and $4.6 million in the respective years.

Business Combinations

We account for our acquisitions using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive loss.

Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker, or the CODM, in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer is our CODM. Our CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, we have determined that we operate in one operating and one reportable segment.

Legal Contingencies

We expect to periodically evaluate developments in our legal matters that could affect the amount of liability that we accrue, if any, and adjust, as appropriate. Until the final resolution of any such matter for which we may be required to record a liability, there may be a loss exposure in excess of the liability recorded and such amount could be significant. We expense legal fees as incurred.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or the FASB, issued accounting standards update ("ASU") No. 2016-02, Leases (Topic 842), which supersedes current guidance related to accounting for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The ASU makes 16 technical corrections to the new leases standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions or principles of the new standard. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842). The ASU provides (1) an optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met.

The standard is effective for public entities for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. We will adopt the new standard as of February 1, 2019 and will recognize a cumulative-effect adjustment to the opening balance of accumulated deficit as of the adoption date. We will elect the optional transition approach to not apply Topic 842 in the comparative periods presented and the package of practical expedients. We will adopt all available practical expedients, as applicable. We expect that the adoption of Topic 842 will result in the recognition of total right-of-use assets between $80.0 million and $100.0 million and total lease liabilities between $110.0 million and $130.0 million, with the most significant impact related to our office space leases. We do not expect the adoption of Topic 842 to have a material impact to the consolidated statements of operations or to have any impact on its cash flows from operating, investing or financing activities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. We are evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, the Tax Act. As the amendment only relates to the reclassification of the income tax effects of the U.S. Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for annual and interim reporting periods beginning after December 15, 2018 for all entities. The amendment is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted. The adoption of the standard is not expected to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU aligns the measurement and classification guidance for stock-based payments to nonemployees with the guidance for stock-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The ASU is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period, but not before an entity adopts the Topic 606 revenue guidance. The adoption of the standard is not expected to have a material impact on our consolidated financial statements.

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

Note 2.    Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 95%, 93% and 91% of our revenue in the years ended January 31, 2019, 2018 and 2017.

The typical subscription term is one to three years. Most of our subscription contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause, if we fail to perform. As of January 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $570.7 million, which consists of both billed and unbilled consideration that we expect to recognize as subscription revenue. We expect to recognize 51% of the transaction price in the twelve months following January 31, 2019, in our consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

We elected to apply the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. In addition, we do not disclose the transaction price related to revenue from professional services, training services and web revenue as revenue from these sources is recognized within one year.

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

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2	Observable inputs other than the quoted prices in active markets for identical assets and liabilities; and
Level 3	Unobservable inputs for which there is little or no market data, which require us to develop assumptions of what market participants would use in pricing the asset or liability.

The following table summarizes our financial assets that are measured at fair value on a recurring basis during the period:

	January 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents
Money market funds	$350,063	$—	$—	$350,063
Level 2:
Cash equivalents
Commercial paper	76,828	—	(11)	76,817
Corporate notes and bonds	2,998	—	—	2,998
U.S. government agency securities	6,491	—	—	6,491
Available-for-sale securities
Commercial paper	86,655	4	(21)	86,638
Corporate notes and bonds	287,496	389	(105)	287,780
U.S. Treasury securities	4,982	—	(1)	4,981
U.S. government agency securities	36,021	7	(4)	36,024
Level 2 total	501,471	400	(142)	501,729
Total	$851,534	$400	$(142)	$851,792

	January 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents
Money market funds	$122,663	$—	$—	$122,663

Money market funds consist of cash equivalents with original maturities of three months or less at the date of purchase. We use quoted prices in active markets for identical assets or liabilities to determine the fair value of our Level 1 investments in money market funds. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of our available-for-sale marketable securities as of January 31, 2019, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$251,203
Due in one to two years	164,220
$415,423

As of January 31, 2019, we had a total of 119 available-for-sale securities, none of which were considered to be other-than-temporarily impaired. As of January 31, 2018, we had no marketable securities on our consolidated balance sheet.

As of January 31, 2018, our liabilities measured at fair value on recurring basis consisted of a warrant liability with a fair value $0.4 million (Level 3) for outstanding warrants to purchase 22,468 shares of our Series B-1 preferred stock. These warrants were issued in connection with a certain loan and securities agreement previously entered into with Silicon Valley Bank. We estimated the fair value of our warrant liability using the Black-Scholes pricing model. The significant unobservable inputs used in the fair value measurement of the redeemable convertible preferred stock warrant liability are the fair value of the underlying stock at the valuation date and the estimated term of the warrant. All warrants to purchase shares of convertible preferred stock converted into 22,468 warrants to purchase common stock upon the closing of our IPO on May 1, 2018 and were exercised immediately. The related warrant liability was reclassified to additional paid-in capital as of that date. We had no liabilities measured at fair value on recurring basis as of January 31, 2019.

Convertible Senior Notes

As of January 31, 2019, the estimated fair value of our 0.5% Convertible Senior Notes with aggregate principal amount of $575.0 million equaled the principal amount. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These Convertible Senior Notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheets. Refer to Note 10 for further information.

Note 4.    Property and Equipment, Net

Property and equipment consisted of the following:

	January 31,
(in thousands)	2019	2018
Computer and network equipment	$55,233	$54,087
Software, including capitalized software development costs	27,959	24,270
Furniture and office equipment	9,511	9,692
Leasehold improvements	41,464	37,494
	134,167	125,543
Less: Accumulated depreciation	(66,479)	(66,160)
	67,688	59,383
Work in progress	8,144	3,636
	$75,832	$63,019

As of January 31, 2019, work in progress consisted primarily of capitalized internally-developed software development costs for projects still in progress. Depreciation expense associated with property and equipment was $24.9 million, $21.7 million and $18.1 million in the years ended January 31, 2019, 2018 and 2017.

As of January 31, 2019, we capitalized $2.5 million related to the fair value of the Israel leased space and $1.7 million of construction costs in leasehold improvements under the build-to-suit lease guidance. The corresponding financing liability of $2.5 million, including interest, was recorded in "Other liabilities—noncurrent" on the consolidated balance sheets. Refer to Note 11 for additional information.

Note 5. Acquisition of SpringCM Inc.

On September 4, 2018, we completed the acquisition of SpringCM Inc., or SpringCM, a cloud-based document generation and contract lifecycle management software company based in Chicago, Illinois. With the addition of SpringCM's capabilities in document generation, redlining, advanced document management and end-to-end agreement workflow, the deal further accelerates the broadening of our solution beyond e-signature to the rest of the agreement process—from preparing to signing, acting-on and managing agreements. Under the terms of the agreement, we acquired SpringCM for approximately $218.8 million in cash, excluding cash acquired, working capital and transaction cost adjustments. Of the cash paid at closing, $8.2 million will be held in escrow for an 18-month period after closing to secure our indemnification rights under the Merger Agreement.

Additionally, we granted certain continuing employees of SpringCM RSUs with service and performance conditions covering up to 0.5 million shares that will be accounted for as a post-acquisition compensation expense over the vesting period. The performance-based condition will be satisfied upon SpringCM meeting certain revenue targets. As of January 31, 2019, the performance-based condition was not considered probable.

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

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	September 4, 2018
Cash and cash equivalents	$6,950
Accounts receivable and other assets	10,542
Property and equipment	6,108
Goodwill	159,097
Intangible assets	73,000
Contract liabilities	(9,973)
Other liabilities	(12,948)
Deferred tax liability	(7,047)
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

In the year ended January 31, 2019, we incurred acquisition costs of $1.8 million. These costs include legal, accounting fees and other costs directly related to the acquisition and are classified within operating expenses in our consolidated statements of operations.

We included the results of operations of SpringCM in our consolidated statements of operations from the acquisition date. In the year ended January 31, 2019, our consolidated statement of operations includes revenues of $9.8 million. Due to the continued integration of the combined businesses, the information needed to determine earnings was unavailable.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on February 1, 2017. It includes pro forma adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, professional services revenue and contract acquisitions costs adjustments under the new revenue recognition standard, and contract liabilities fair value adjustment. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on February 1, 2017, or of future results of operations:

	(Unaudited)
	Year Ended January 31,
(in thousands, except per share data)	2019	2018
Revenue	$720,321	$544,680
Net loss	(459,895)	(69,078)
Net loss per share attributable to common stockholders, basic and diluted	(3.40)	(2.18)

Note 6.    Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2017	$35,782
Additions	139
Foreign currency translation	1,385
Balance at January 31, 2018	37,306
Additions—SpringCM	159,097
Foreign currency translation	(1,178)
Balance at January 31, 2019	$195,225

Intangible assets consisted of the following:

		January 31, 2019			January 31, 2018
(in thousands)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	2.6	$31,594	$(20,747)	$10,847	$19,694	$(15,953)	$3,741
Tradenames / trademarks	0.9	2,419	(1,858)	561	1,919	(1,294)	625
Customer contracts & related relationships	8.3	65,782	(11,168)	54,614	11,582	(6,411)	5,171
Certifications	1.5	6,917	(4,846)	2,071	6,917	(3,462)	3,455
Maintenance contracts & related relationships	1.3	1,498	(1,104)	394	1,498	(804)	694
Backlog—Subscription	1.7	6,400	(1,304)	5,096	—	—	—
	6.7	$114,610	$(41,027)	73,583	$41,610	$(27,924)	13,686
Cumulative translation adjustment				620			462
Total				$74,203			$14,148

Amortization of finite-lived intangible assets in the years ended January 31, 2019, 2018 and 2017 was classified as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Cost of subscription revenue	$6,081	$6,793	$6,940
Sales and marketing	7,021	3,250	3,385
Total	$13,102	$10,043	$10,325

As of January 31, 2019, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment (in thousands):

Fiscal 2020	$17,717
Fiscal 2021	13,818
Fiscal 2022	8,370
Fiscal 2023	6,023
Fiscal 2024	6,023
Thereafter	21,632
Total	$73,583

Note 7.     Balance Sheet Components

Components of prepaid expenses and other current assets were as follows:

	January 31,
(in thousands)	2019	2018
Prepaid expenses and other current assets
Prepaid expenses	$18,415	$16,062
Other current assets	11,561	7,287
Total	$29,976	$23,349

Note 8.    Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $11.9 million and $16.1 million as of January 31, 2019 and 2018, of which $1.3 million and $1.9 million were noncurrent and included within "Other assets—noncurrent" on our consolidated balance sheets. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. In the years ended January 31, 2019, 2018 and 2017, we recognized revenue of $264.0 million, $180.4 million and $123.4 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 9.    Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition costs:

	Year Ended January 31,
(in thousands)	2019	2018
Beginning balance	$77,344	$57,271
Additions to deferred contract acquisition costs	78,983	48,716
Amortization of deferred contract acquisition costs	(40,342)	(28,643)
Ending balance	$115,985	$77,344

Deferred contract acquisition costs, current	$3,402	$1,809
Deferred contract acquisitions costs, noncurrent	112,583	75,535
Total	$115,985	$77,344

The following table represents our contract fulfillment costs, which include third-party service fees:

	Year Ended January 31,
(in thousands)	2019	2018
Beginning balance	$3,316	$788
Additions to deferred contract fulfillment costs	1,886	4,262
Amortization of deferred contract fulfillment costs	(1,770)	(1,734)
Ending balance	$3,432	$3,316

Deferred contract fulfillment costs, current	$765	$1,575
Deferred contract fulfillment costs, noncurrent	2,667	1,741
Total	$3,432	$3,316

Current deferred contract acquisition and fulfillment costs are included in "Prepaid expenses and other current assets" and noncurrent deferred contract fulfillment costs are included in "Other assets—noncurrent" on our consolidated balance sheets.

Note 10.    Convertible Senior Notes

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

Holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on June 14, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:

•
During any fiscal quarter commencing after the fiscal quarter ended January 31, 2019 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

We may redeem for cash or shares all or any portion of the Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, beginning on or after September 20, 2021 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day.

As of January 31, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

We allocate transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were $10.9 million and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $3.3 million and are netted with the equity component of the Notes in stockholders’ equity.

The net carrying value of the liability component of the Notes was as follows:

(in thousands)	January 31, 2019
Principal	$575,000
Less: unamortized debt discount	(125,872)
Less: unamortized transaction costs	(10,196)
Net carrying amount	$438,932

The net carrying amount of the equity component of the Notes was as follows:

(in thousands)	January 31, 2019
Proceeds allocated to the conversion option (debt discount)	$134,667
Less: transaction costs	(3,336)
Net carrying amount	$131,331

The interest expense recognized related to the Notes was as follows:

(in thousands)	Year Ended January 31, 2019
Contractual interest expense	$1,071
Amortization of debt discount	8,795
Amortization of transaction costs	712
Total	$10,578

Capped Calls

In connection with the offering of the Notes, we entered into privately-negotiated capped call transactions, or Capped Calls, with certain counterparties. The Capped Calls each have an initial strike price of approximately $71.50 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $110.00 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8.0 million shares of our common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $67.6 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

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

Note 11.    Commitments and Contingencies

Operating Leases

We lease office space under noncancelable operating lease agreements that expire at various dates through June 2027. Some operating leases contain escalation provisions for adjustments in the consumer price index. We are responsible for maintenance, insurance and property taxes. We recognize rent expense on a straight-line basis over the defined lease periods. We incurred rent expense under operating leases of $19.8 million, $17.7 million and $15.8 million in the years ended January 31, 2019, 2018 and 2017. We entered into eight leases during the year ended January 31, 2019.

The future minimum annual lease payments as of January 31, 2019, related to the outstanding lease agreements were as follows (in thousands):

Fiscal 2020	$22,198
Fiscal 2021	22,617
Fiscal 2022	22,556
Fiscal 2023	23,173
Fiscal 2024	23,373
Thereafter	34,634
Total minimum lease payments	$148,551

Israel Build-to-Suit Lease

In July 2018, we entered into a long-term lease of a new-construction office space in Giv'at Shmuel, Israel. The lease has a term of 10 years with an option to cancel after five years and six months and an option to extend for five years. Since the office space was delivered to us as a cold shell and we are performing construction activities, for accounting purposes only, we are deemed to be the owner of the entire project, including the office space shell. In August 2018, upon commencement of the construction, we began to capitalize the related costs, including the fair value of the office space shell, as a build-to-suit property within "Property and equipment, net" and recognize a corresponding build-to-suit lease obligation, including interest. Fair value of the office space shell was estimated at $2.5 million using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area. It is a Level 2 fair value measure. As of January 31, 2019, $4.2 million was capitalized for the building and construction costs. Construction was completed on the office in December 2018 and, as such, a portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building is applied to reduce the build-to-suit lease obligation.

Other Obligations

As of January 31, 2019, we had unused letters of credit outstanding associated with our various operating leases totaling $9.8 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of January 31, 2019, our noncancelable contractual obligations with a remaining term of more than one year were as follows (in thousands):

Fiscal 2020	$5,722
Fiscal 2021	4,690
Fiscal 2022	2,041
Fiscal 2023	898
Fiscal 2024	943
Thereafter	4,554
Total	$18,848

In February 2018, subsequent to year end, we renewed a cloud-based software agreement that includes a noncancelable commitment of $15.7 million through the year ended January 31, 2022. In March 2019, we purchased an investment in a private company for $15.0 million.

Indemnification

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnifications is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of January 31, 2019 and 2018. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

Claims and Litigation

From time to time, we may be subject to legal proceedings, claims and litigations made against us in the ordinary course of business. We are not currently a party to any legal proceedings or are aware of any pending or threatened litigation, that would have a material adverse effect to our financial condition, results of operations, or cash flows, should such litigation be resolved unfavorably.

Note 12. Stockholders' Equity

Redeemable Convertible Preferred Stock

We previously issued Series A, Series A-1, Series B, Series B-1, Series C, Series D, Series E, and Series F redeemable convertible preferred stock prior to the IPO. Upon completion of the IPO, all 100.2 million shares of our convertible preferred stock automatically converted into an aggregate of 100.4 million shares of our common stock. Refer to Note 1 for further information.

Common Stock Reserved for Future Issuance

We have reserved the following shares of common stock, on an as-if converted basis, for future issuance as of January 31, 2019:

	January 31,
(in thousands)	2019	2018
Conversion of outstanding convertible preferred stock	—	100,350
Warrants to purchase preferred stock	—	22
Warrants to purchase common stock	—	18
Options issued and outstanding	13,648	19,832
RSUs outstanding	17,558	23,081
Remaining shares available for future issuance under the Equity Incentive Plans	17,519	709
Remaining shares available for future issuance under the ESPP	3,800	—
Total shares of common stock reserved	52,525	144,012

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan, or the 2018 Plan, the Amended and Restated 2011 Equity Incentive Plan (“2011 Plan”) and the Amended and Restated 2003 Stock Plan, or the 2003 Plan.

Our board of directors adopted, and our stockholders approved, the 2018 Plan during the year ended January 31, 2019. The 2018 Plan went into effect in April 2018, upon the effectiveness of our IPO Registration Statement. This plan serves as a successor to the 2011 Plan and 2003 Plan and provides for the grant of stock-based awards to our employees, directors and consultants. No additional awards under the 2011 Plan or 2003 Plan will be made as of the effective date of the 2018 Plan. Outstanding awards under these two plans continue to be subject to the terms and conditions of the respective plans.

Shares available for grant under the 2011 Plan that were reserved but not issued as of the effective date of the 2018 Plan were added to the reserves of the 2018 Plan. Any shares subject to outstanding awards originally granted under the 2011 Plan that: (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award shall become available for future issuance pursuant to the 2018 Plan. The equity awards available for grant for the periods presented were as follows:

(in thousands)	Year Ended January 31, 2019
Available at beginning of fiscal year	709
Awards authorized	19,021
Options canceled/expired	393
RSUs granted	(9,255)
RSUs cancelled	1,377
Shares withheld and retired	5,274
Available at end of fiscal year	17,519

The number of shares reserved under the 2018 Plan will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to (i) 5% of the total number of shares of our capital stock outstanding on January 31st of the preceding fiscal year or (ii) a lesser number of shares as determined by our board of directors. Pursuant to this automatic increase, the Compensation Committee of our Board of Directors approved an increase of 8.5 million shares reserved for issuance effective on February 1, 2019.

Stock Options

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods presented, in which options were granted:

	Year Ended January 31,
	2018	2017
Risk-free interest rate	1.86% - 2.17%	1.25% - 2.19%
Expected dividend yield	—	—
Expected life of option (in years)	6.05	6.05
Expected volatility	44.99% - 45.53%	45.77% - 48.58%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award. Our computation of expected life was based on safe harbor rules as prescribed by the “simplified” method for estimating expected term. We have assumed a 0% dividend yield. Our computation of expected volatility is based on a calculation using the historical stock information of companies deemed comparable to us, for the period matching the expected term of each option and with an end date matching each of the various measurement dates. Determination of these assumptions involves management’s best estimates at that time, which impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately the expense that will be recognized over the life of the option.

The estimated weighted-average grant date fair value for stock options granted during the years ended January 31, 2018 and 2017 was $7.41 and $8.43 per share. The decrease in the value was primarily driven by an increase in the time-to-liquidity estimate, changes in industry trends and prices at which our common stock was transacted between third parties, such as employees, existing and outside investors. All such options were granted with an exercise price equal to the estimated fair value of our common stock at the date of grant. There were no options granted during the year ended January 31, 2019.

Option activity was as follows:

(in thousands, except per share data)	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Balances at January 31, 2018	19,832	$11.44	6.62	$152,754
Options exercised	(5,791)	9.40
Options canceled/expired	(393)	12.36
Balances at January 31, 2019	13,648	$12.27	5.38	$507,371
Vested and expected to vest at January 31, 2019	13,462	$12.20	5.35	$501,458
Exercisable at January 31, 2019	11,548	$11.32	4.99	$440,309

As of January 31, 2019, our total unrecognized compensation cost related to stock option grants was $14.2 million. We expect to recognize this expense over the remaining weighted-average period of approximately 1.6 years. The aggregate intrinsic value of options exercised during the years ended January 31, 2019, 2018 and 2017 was $171.6 million, $83.6 million and $28.9 million. The total grant date fair value of options vesting during the years ended January 31, 2019, 2018 and 2017 was $25.8 million, $33.6 million and $38.8 million.

During the years ended January 31, 2018 and 2017, we modified the equity award agreements of seven employees whose employment ceased. The terms of the modification agreements accelerated the time-based vesting requirements of these employees’ unvested equity holdings and extended their time to exercise the vested stock options from the separation date. Total incremental compensation cost resulting from these modifications was $0.3 million and $4.1 million in the years ended January 31, 2018 and 2017. There were no material modifications during the year end January 31, 2019.

RSUs

Substantially all the RSUs that we have issued through January 31, 2018 vest upon the satisfaction of both service-based and performance-based vesting conditions. The service-based condition is typically satisfied over a four-year service period. The performance-based condition related to these awards was satisfied upon the effectiveness of our IPO Registration Statement on April 26, 2018. On that date we recorded a cumulative stock-based compensation expense of $262.8 million using the accelerated attribution method for all the RSUs with the service condition fully satisfied. The total grant date fair value of RSUs vested during the year ended January 31, 2019 was $260.8 million. No RSUs vested during the years ended January 31, 2018 and 2017.

During the year ended January 31, 2019, we granted 0.7 million RSUs that are subject to either a performance-based or market-based vesting conditions and a service-based condition. The performance-based conditions will be satisfied if our financial performance meets certain operating targets. The market-based conditions will be satisfied if certain milestones based on our common stock price are met. All other RSUs granted after January 31, 2018 vest on the satisfaction of a service-based condition only. The weighted-average grant date fair value for RSUs granted during the years ended January 31, 2019, 2018 and 2017 was $53.77, $17.04 and $18.04 per share.

RSU activity was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2018	23,081	$17.54
Granted	9,255	53.77
Vested	(13,817)	18.87
Canceled	(1,377)	26.59
Unvested at January 31, 2019	17,142	$34.56

During the year ended January 31, 2019, we settled 12.6 million RSUs for which the service-based condition was satisfied on or prior to December 15, 2018 and 0.8 million PSUs for which the performance condition was satisfied in January 2019. In connection with these settlements, we withheld 5.3 million shares and remitted tax liabilities of $215.3 million on behalf of the RSUs holders to the relevant tax authorities in cash.

As of January 31, 2019, our total unrecognized compensation cost related to RSUs was $384.5 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.1 years.

2018 Employee Stock Purchase Plan

In the year ended January 31, 2019, our board of directors adopted, and our stockholders approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). In April 2018, the 2018 ESPP went into effect upon the effectiveness of our IPO Registration Statement. Subject to any limitations contained therein, the 2018 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock at a discounted price per share. The 2018 ESPP provides for separate six-month offering periods. The initial offering period will run from September 15, 2018 through March 14, 2019.

We calculated the fair value of the ESPP purchase right using the Black‑Scholes option‑pricing model, based on the following assumptions:

Year Ended January 31, 2019
Risk-free interest rate	2.33%
Expected dividend yield	—%
Expected life of purchase right (in years)	0.5
Expected volatility	40%

The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. We estimate volatility for options and ESPP purchase rights using volatilities of a group of public companies in a similar industry, stage of life cycle, and size. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends. The weighted-average grant date fair value of ESPP purchase rights was $14.24 per share and compensation expense related to the ESPP was $2.9 million in the year ended January 31, 2019.

A total of 3.8 million shares of common stock were reserved for issuance under the 2018 ESPP. As of January 31, 2019, no shares of our common stock have been purchased under the 2018 ESPP. The number of shares reserved under the 2018 ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors.

Note 13.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Year Ended January 31,
(in thousands, except per share data)	2019	2018	2017
Numerator:
Net loss	$(426,458)	$(52,276)	$(115,412)
Less: preferred stock accretion	(353)	(1,461)	(1,456)
Net loss attributable to common stockholders	$(426,811)	$(53,737)	$(116,868)
Denominator:
Weighted-average common shares outstanding	135,163	32,294	28,020
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.16)	$(1.66)	$(4.17)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	January 31,
(in thousands)	2019	2018	2017
Convertible preferred stock as-converted	—	100,350	100,350
Stock options	13,648	19,832	27,302
Warrants to purchase convertible preferred stock	—	22	22
Warrants to purchase common stock	—	18	18
RSUs	16,568	—	—
ESPP	295	—	—
Total antidilutive securities	30,511	120,222	127,692

The table above does not include 0.6 million, 23.1 million and 16.8 million RSUs outstanding as of January 31, 2019, 2018 and 2017 as these RSUs are subject to operating and stock price targets or a liquidity event performance condition that was not considered probable as of that period.

Note 14     Employee Benefit Plan

In 2004, we established a defined contribution savings plan (the “Plan”) that meets the requirements under Section 401(k) of the Internal Revenue Code. This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In the fourth quarter of fiscal 2019, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s base salary and commissions paid during the period. During the year ended January 31, 2019, we recognized an expense of $1.7 million related to matching contributions. We did not make any contributions in the years ended January 31, 2018 and 2017.

Note 15.    Income Taxes

The domestic and foreign components of pre-tax loss were as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
U.S.	$(460,627)	$(54,485)	$(109,669)
International	32,419	5,343	(5,387)
Loss before income taxes	$(428,208)	$(49,142)	$(115,056)

The components of our income tax provision (benefit) were as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Current
Federal	$—	$37	$—
State	413	(46)	28
Foreign	2,838	4,139	316
Total current	3,251	4,130	344

Deferred
Federal	(7,083)	(110)	80
State	(2)	15	4
Foreign	2,084	(901)	(72)
Total deferred	(5,001)	(996)	12
Provision for (benefit from) income taxes	$(1,750)	$3,134	$356

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
U.S statutory rate	21.0%	32.9%	34.0%
State taxes	3.1	10.9	—
Foreign tax rate differential	0.3	(7.3)	(1.9)
Stock-based compensation	17.5	38.3	(4.6)
Change in valuation allowance	(43.6)	28.2	(28.2)
Overall impact of federal tax rate change from 34% to 21%	—	(121.1)	—
Research and development credits	4.0	2.3	—
Other	(1.9)	9.4	0.4
Effective tax rate	0.4%	(6.4)%	(0.3)%

The significant components of net deferred tax balances were as follows:

	January 31,
(in thousands)	2019	2018
Deferred tax assets
Net operating loss carryforwards	$280,835	$115,555
Accruals and reserves	3,180	2,800
Stock-based compensation	39,334	7,846
Research and development credits	22,876	4,977
Other	10,715	11,944
Total deferred tax assets	356,940	143,122
Deferred tax liabilities
Deferred contract acquisition costs	(28,103)	(19,234)
Convertible debt	(29,531)	—
Acquired intangibles	(16,766)	(705)
Other	(3,885)	(5,471)
Total deferred tax liabilities	(78,285)	(25,410)
Less: Valuation allowance	(282,141)	(119,153)
Net deferred tax liabilities	$(3,486)	$(1,441)

We account for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Due to our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $163.0 million in the year ended January 31, 2019 and decreased by $13.9 million in the year ended January 31, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly impacts the future ongoing U.S. corporate income tax by, among things, lowering the U.S. corporate income tax rates from 34% to 21%, providing for unlimited net operating loss carry-forward periods, and implementing a territorial tax system. The reduction of the U.S. corporate tax rate required us to remeasure our U.S. deferred tax assets and liabilities in the year ended January 31, 2018 to the newly enacted federal rate of 21%.
In December 2017, the SEC Staff issued Staff Accounting Bulletin No. 118, Income tax Accounting Implications of the Tax Cuts and Jobs Act, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During the three months ended January 31, 2019, the amounts recorded for the Tax Act no longer remain provisional as we completed our accounting for the effect of the Tax Act within the measurement period, under the SEC guidance, which did not have a material impact on our consolidated financial statements. However, the amounts recorded for the repatriation tax, the remeasurement of deferred taxes, and our reassessment of indefinitely reinvested earnings, uncertain tax positions, and valuation allowances may be impacted by future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, and state tax conformity to federal tax changes, among others.

Collectively, we had no foreign earnings as of January 31, 2019, and therefore were not subject to the mandatory repatriation tax provisions of the Tax Act. However, some of our foreign subsidiaries do have accumulated earnings. No deferred tax liabilities for foreign withholding taxes have been recorded relating to the earnings of our foreign subsidiaries since all such earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability associated with these earnings is immaterial.

As of January 31, 2019, we had accumulated federal and state net operating loss carryforwards of $1.1 billion and $463.8 million. Of the $1.1 billion of federal net operating losses, $105.8 million is carried forward indefinitely and is not limited to 80% of taxable income, and $612.8 million is carried forward indefinitely, but is limited to 80% of taxable income.

The remaining federal and state net operating loss carryforwards will begin to expire in 2023 and 2022. As of January 31, 2019, we also had total foreign net operating loss carryforwards of $4.9 million, which do not expire under local law.

As of January 31, 2019, we had accumulated U.S. federal and state research tax credits of $23.6 million and $6.8 million. The U.S. federal research tax credits will begin to expire in 2023. The U.S. state research tax credits do not expire.

Available net operating losses may be subject to annual limitations due to ownership change limitations provided by the Internal Revenue Code, as amended, or the Code, and similar state provisions. Under Section 382 of the Code, substantial changes in our ownership and the ownership of acquired companies may limit the amount of net operating loss carryforwards that are available to offset taxable income. We conducted an analysis through December 31, 2018, to determine whether an ownership change had occurred since inception. The analysis indicated that, because an ownership change occurred in a prior year, federal and state net operating losses were limited pursuant to IRC Section 382. This limitation has been accounted for in calculating the available net operating loss carryforwards. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change. The foreign jurisdictions in which we operate may have similar provisions that may limit our ability to use net operating loss carryforwards incurred by entities that we have acquired. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional income taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits, changes in tax regulations, the outcome of relevant court cases, and other information. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits was as follows:

	January 31,
(in thousands)	2019	2018
Unrecognized tax benefits balance at February 1	$7,733	$—
Gross decrease for tax positions of prior years	(407)	—
Gross increase for tax positions of current year	2,407	7,733
Unrecognized tax benefits balance at January 31	$9,733	$7,733

A significant portion of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a reduction in our valuation allowance. We have net uncertain tax positions of $2.9 million and $2.5 million included in other liabilities on our consolidated balance sheet as of January 31, 2019 and 2018. There was no such liability as of January 31, 2017.

We recognize interest and penalties related to uncertain tax positions within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. As of January 31, 2019, accrued interest or penalties related to uncertain tax positions were $0.4 million.

The income taxes we pay are subject to review by taxing jurisdictions globally. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. However, our future results may include adjustments to estimates in the period the audits are resolved, which may impact our effective tax rate. As of January 31, 2019, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, would have been $2.4 million.

Our tax years from inception in 2003 through January 31, 2019, remain subject to examination by the U.S. and California, as well as various other jurisdictions. We are under examination by the Israeli Tax Authorities for the calendar years, 2013 through 2016.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. The following table represents the rollforward of our valuation allowance:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Beginning balance	$119,153	$133,029	$103,416
Valuation allowance charged to income tax provision	201,646	56,566	45,874
Adoption of new accounting principle	—	5,610	—
Valuation allowance credited as a result of U.S. Tax Act	—	(59,520)	—
Convertible Debt issued	(31,594)	—	—
Acquisition of SpringCM	(7,064)	—	—
Valuation allowance credited to income tax provision	—	(16,532)	(16,261)
Ending balance	$282,141	$119,153	$133,029

Note 16.    Geographic Information

Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area were as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
U.S.	$581,011	$428,551	$316,309
International	119,958	89,953	65,150
Total revenue	$700,969	$518,504	$381,459

No single country other than the U.S. had revenue greater than 10% of total revenue in the years ended January 31, 2019, 2018 and 2017.

Our property and equipment by geographic area were as follows:

	January 31,
(in thousands)	2019	2018
U.S.	$60,625	$51,023
International	15,207	11,996
Total property and equipment	$75,832	$63,019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control

We continue to integrate policies, processes, people, technology, and operations relating to acquisitions of SpringCM and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of SpringCM, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We maintain a Code of Conduct applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, which is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. This code is publicly available on our website at docusign.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at docusign.com or in a Current Report on Form 8-K filed with the SEC.

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after January 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Form 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

See the Exhibit Index immediately following Item 16. Form 10-K Summary of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
2.1	Agreement and Plan or Merger by and among DocuSign, Inc., Sparrow Merger Sub, Inc., SpringCM Inc. and TF Corporate Services LLC	8-K	001-38465	2.1	July 31, 2018
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws	S-1	333-223990	3.5	March 28, 2018
4.1	Form of Common Stock Certificate	S-1/A	333-223990	4.1	April 17, 2018
4.2	Amended and Restated Investors' Rights Agreement dated April 30, 2015 by and among the Registrant and its stockholders	S-1	333-223990	10.1	March 28, 2018
4.3	Indenture, dated September 18, 2018, between DocuSign, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38465	4.1	September 18, 2018
4.4	Form of Global Note representing DocuSign, Inc.’s 0.50% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38465	4.2	September 18, 2018
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-38465	10.1	September 18, 2018
10.2	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers	S-1	333-223990	10.9	March 28, 2018
10.3#	Amended and Restated 2011 Equity Incentive Plan, as amended	S-1	333-223990	10.2	March 28, 2018
10.4#	Form of Option Agreement and Exercise Notice under Amended and Restated 2011 Equity Incentive Plan	S-1	333-223990	10.3	March 28, 2018
10.5#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under Amended and Restated 2011 Equity Incentive Plan	S-1	333-223990	10.4	March 28, 2018
10.6#	2018 Equity Incentive Plan	S-1	333-223990	10.5	March 28, 2018
10.7#	Form of Option Agreement and Exercise Notice under 2018 Equity Incentive Plan	S-1	333-223990	10.6	March 28, 2018
10.8#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2018 Equity Incentive Plan	S-1	333-223990	10.7	March 28, 2018
10.9#	2018 Employee Stock Purchase Plan	S-1	333-223990	10.8	March 28, 2018
10.10	Office Lease 221 Main Street and related amendments	S-1	333-223990	10.12	March 28, 2018
10.11#	Non-Employee Director Compensation Policy	S-1	333-223990	10.13	March 28, 2018
10.12#	Retirement Agreement and General Release between DocuSign, Inc. and Neil Hudspith dated January 31, 2019			Filed herewith
10.13#	Amended and Restated Offer Letter, dated as of March 27, 2018, by and between the Registrant and Daniel D. Springer.	S-1	333-223990	10.10	March 28, 2018
10.14#	Offer Letter, dated as of December 12, 2012, by and between the Registrant and William Neil Hudspith.	S-1/A	333-223990	10.10.1	April 3, 2018
10.15#	Offer Letter, dated as of March 31, 2017, by and between the Registrant and Scott V. Olrich.	S-1/A	333-223990	10.10.2	April 3, 2018

10.16#	Offer Letter, dated as of June 16, 2014, by and between the Registrant and Reginald D. Davis.	S-1/A	333-223990	10.10.3	April 3, 2018
10.17#	Amended and Restated Offer Letter, dated as of April 11, 2018, by and between the Registrant and Michael J. Sheridan.	S-1/A	333-223990	10.10.4	April 3, 2018
10.18#	Offer Letter, dated as of October 5, 2017, by and between the Registrant and Kirsten O. Wolberg.	S-1/A	333-223990	10.10.5	April 3, 2018
10.19#	Transition Agreement, dated as of October 4, 2015, by and between the Registrant and Keith J. Krach.	S-1/A	333-223990	10.10.6	April 3, 2018
10.20#	Amended and Restated Retention Agreement, effective as of March 30, 2018, by and between the Registrant and Reginald D. Davis.	S-1/A	333-223990	10.10.7	April 17, 2018
10.21#	Amended and Restated Retention Agreement, effective as of March 30, 2018, by and between the Registrant and William Neil Hudspith.	S-1/A	333-223990	10.10.8	April 17, 2018
10.22#	Amended and Restated Retention Agreement, dated as of March 27, 2018, by and between the Registrant and Scott V. Olrich.	S-1	333-223990	10.19	March 28, 2018
10.23#	Amended and Restated Retention Agreement, dated as of March 27, 2018, by and between the Registrant and Kirsten O. Wolberg.	S-1	333-223990	10.20	March 28, 2018
21.1	Subsidiaries of the Registrant			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			Filed herewith
24.1	Power of Attorney (reference is made to the signature page hereto).			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 26, 2019

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Daniel D. Springer and Michael J. Sheridan, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel D. Springer	Chief Executive Officer and Director	March 26, 2019
Daniel D. Springer	(Principal Executive Officer)

/s/ Michael J. Sheridan	Chief Financial Officer	March 26, 2019
Michael J. Sheridan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mary Agnes Wilderotter	Director	March 26, 2019
Mary Agnes Wilderotter

/s/ Cynthia Gaylor	Director	March 26, 2019
Cynthia Gaylor

/s/ John M. Hinshaw	Director	March 26, 2019
John M. Hinshaw

/s/ Blake J. Irving	Director	March 26, 2019
Blake J. Irving

/s/ Louis J. Lavigne, Jr.	Director	March 26, 2019
Louis J. Lavigne, Jr.

/s/ Mary G. Meeker	Director	March 26, 2019
Mary G. Meeker

/s/ Enrique T. Salem	Director	March 26, 2019
Enrique T. Salem

/s/ S. Steven Singh	Director	March 26, 2019
S. Steven Singh

/s/ Peter Solvik	Director	March 26, 2019
Peter Solvik

/s/ Inhi Cho Suh	Director	March 26, 2019
Inhi Cho Suh