Form 10-Q
period 2019-04-30
DOCUSIGN, INC.
filed 2019-06-07
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
______________________________________
(Former name, former address and formal fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DOCU	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 173.8 million shares of common stock, par value $0.0001, outstanding at May 31, 2019.

DOCUSIGN, INC.
TABLE OF CONTENTS

	Note Regarding Forward-Looking Statements
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of April 30, 2019 and January 31, 2019	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended April 30, 2019 and 2018	6
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three Months Ended April 30, 2019 and 2018	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2019 and 2018	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 6.	Exhibits	68
	Exhibit Index	69
Signatures		70

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

▪	our ability to maintain, protect and enhance our brand;

▪	the sufficiency of our cash and cash equivalents to satisfy our liquidity needs;

▪	our failure or the failure of our software suite of services to comply with applicable industry standards, laws, and regulations;

▪	our ability to maintain, protect and enhance our intellectual property;

▪	our ability to successfully defend litigation against us;

▪	our ability to attract large organizations as users;

▪	our ability to maintain our corporate culture;

▪	our ability to offer high-quality customer support;

▪	our ability to hire, retain and motivate qualified personnel;

▪	our ability to identify targets for, execute on and realize the benefits of potential acquisitions;

▪	our ability to estimate the size and potential growth of our target market; and

▪	our ability to maintain proper and effective internal controls.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	April 30, 2019	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$236,476	$517,811
Investments—current	515,648	251,203
Restricted cash	167	367
Accounts receivable	117,134	174,548
Contract assets—current	13,360	10,616
Prepaid expense and other current assets	39,341	29,976
Total current assets	922,126	984,521
Investments—noncurrent	184,683	164,220
Property and equipment, net	84,094	75,832
Operating lease right-of-use assets	143,361	—
Goodwill	194,775	195,225
Intangible assets, net	69,490	74,203
Deferred contract acquisition costs—noncurrent	115,924	112,583
Other assets—noncurrent	23,947	8,833
Total assets	$1,738,400	$1,615,417
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,436	$19,590
Accrued expenses	28,133	21,755
Accrued compensation	57,684	77,553
Contract liabilities—current	385,460	381,060
Operating lease liabilities—current	16,921	—
Deferred rent—current	—	2,452
Other liabilities—current	12,973	13,903
Total current liabilities	522,607	516,313
Convertible senior notes, net	445,385	438,932
Contract liabilities—noncurrent	7,586	7,712
Operating lease liabilities—noncurrent	154,778	—
Deferred rent—noncurrent	—	24,195
Deferred tax liability—noncurrent	4,267	4,207
Other liabilities—noncurrent	6,095	9,696
Total liabilities	1,140,718	1,001,055
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of April 30, 2019 and January 31, 2019	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 173,628 shares outstanding as of April 30, 2019; 500,000 shares authorized, 169,303 shares outstanding as of January 31, 2019	17	17
Additional paid-in capital	1,575,471	1,545,088
Accumulated other comprehensive loss	(3,258)	(1,965)
Accumulated deficit	(974,548)	(928,778)
Total stockholders’ equity	597,682	614,362
Total liabilities and stockholders' equity	$1,738,400	$1,615,417
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2019	2018
Revenue:
Subscription	$201,458	$148,198
Professional services and other	12,504	7,610
Total revenue	213,962	155,808
Cost of revenue:
Subscription	33,119	32,438
Professional services and other	18,900	25,856
Total cost of revenue	52,019	58,294
Gross profit	161,943	97,514
Operating expenses:
Sales and marketing	129,936	191,085
Research and development	37,183	70,870
General and administrative	37,261	103,117
Total expenses	204,380	365,072
Loss from operations	(42,437)	(267,558)
Interest expense	(7,156)	(193)
Interest income and other income (expense), net	5,217	(2,228)
Loss before provision for income taxes	(44,376)	(269,979)
Provision for income taxes	1,346	708
Net loss	$(45,722)	$(270,687)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(7.46)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	172,101	36,334

Other comprehensive loss:
Foreign currency translation losses, net of tax	$(1,631)	$(2,328)
Unrealized gains on investments, net of tax	338	—
Other comprehensive loss	(1,293)	(2,328)
Comprehensive loss	$(47,015)	$(273,015)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$2,282	$9,955
Cost of revenue—professional services	3,440	16,045
Sales and marketing	18,102	112,481
Research and development	7,317	47,268
General and administrative	11,130	84,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2019	169,303	$17	$1,545,088	$(1,965)	$(928,778)	$614,362
Exercise of stock options	2,634	—	32,254	—	—	32,254
Settlement of RSUs	2,463	—	—	—	—	—
Tax withholding on RSU settlement	(1,003)	—	(56,137)	—	—	(56,137)
Employee stock purchase plans	231	—	10,563	—	—	10,563
Employee stock-based compensation expense	—	—	43,669	—	—	43,669
Non-employee stock-based compensation expense	—	—	34	—	—	34
Net loss	—	—	—	—	(45,722)	(45,722)
Cumulative impact of Topic 842 adoption	—	—	—	—	(48)	(48)
Other comprehensive loss, net	—	—	—	(1,293)	—	(1,293)
Balances at April 30, 2019	173,628	$17	$1,575,471	$(3,258)	$(974,548)	$597,682

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
(in thousands)	Shares	Amount	Shares	Amount
Balances at January 31, 2018	100,226	$547,501	35,700	$4	$160,265	$3,403	$(502,320)	$(338,648)
Exercise of stock options	—	—	1,076	—	7,815	—	—	7,815
Employee stock-based compensation expense	—	—	—	—	269,753	—	—	269,753
Non-employee stock-based compensation expense	—	—	—	—	720	—	—	720
Accretion of preferred stock	—	353	—	—	(353)	—	—	(353)
Net loss	—	—	—	—	—	—	(270,687)	(270,687)
Other comprehensive loss, net	—	—	—	—	—	(2,328)	—	(2,328)
Balances at April 30, 2018	100,226	$547,854	36,776	$4	$438,200	$1,075	$(773,007)	$(333,728)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(45,722)	$(270,687)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,971	8,600
Amortization of deferred contract acquisition and fulfillment costs	14,260	9,246
Amortization of debt discount and transaction costs	6,454	—
Amortization of operating lease right-of-use assets	4,128	—
Stock-based compensation expense	42,271	269,794
Deferred income taxes	52	(6)
Other	(1,111)	2,225
Changes in operating assets and liabilities
Accounts receivable	57,414	19,622
Contract assets	(2,701)	2,546
Prepaid expenses and other current assets	(7,107)	(6,519)
Deferred contract acquisition and fulfillment costs	(20,487)	(12,326)
Other assets	541	440
Accounts payable	282	(7,218)
Accrued expenses	6,442	3,302
Accrued compensation	(19,869)	(16,947)
Contract liabilities	4,274	12,611
Operating lease liabilities	(3,705)	—
Other liabilities	(1,732)	309
Net cash provided by operating activities	45,655	14,992
Cash flows from investing activities:
Purchases of marketable securities	(375,211)	—
Maturities of marketable securities	92,457	—
Purchases of strategic investments	(15,500)	—
Purchases of property and equipment	(15,237)	(6,184)
Net cash used in investing activities	(313,491)	(6,184)
Cash flows from financing activities:
Payment of tax withholding obligation on RSU settlement	(56,137)	—
Proceeds from exercise of stock options	32,254	7,815
Proceeds from employee stock purchase plan	10,563	—
Payment of deferred offering costs	—	(2,194)
Net cash provided by (used in) financing activities	(13,320)	5,621
Effect of foreign exchange on cash, cash equivalents and restricted cash	(379)	(2,069)
Net increase (decrease) in cash, cash equivalents and restricted cash	(281,535)	12,360
Cash, cash equivalents and restricted cash at beginning of period	518,178	257,436
Cash, cash equivalents and restricted cash at end of period	$236,643	$269,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three Months Ended April 30,
(in thousands)	2019	2018
Supplemental disclosure:
Cash paid for interest	$1,414	$144
Cash paid for operating lease liabilities	4,729	—
Cash paid for taxes	131	1,516
Non-cash investing and financing activities:
Property and equipment in accounts payable and other accrued liabilities	$3,791	$3,238
Preferred stock accretion	—	353
Deferred offering costs accrued and unpaid	—	1,173
Operating lease right-of-use assets exchanged for lease obligations	53,653	—
Derecognition of build-to-suit lease	2,479	—

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

Our condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2019 Annual Report on Form 10-K.

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for the year ending January 31, 2020.

Our fiscal year ends on January 31. References to fiscal 2020, for example, are to the fiscal year ending January 31, 2020.

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

Significant items subject to such estimates and assumptions include those related to the allocation of revenue between recognized and deferred amounts, allowance for bad debts, goodwill, intangible assets, deferred contract acquisition costs, customer benefit period, fair value of financial instruments, valuation of stock-based compensation, valuation of common stock, fair value of the liability and equity components of the convertible notes, whether an arrangement is or contains a lease, the discount rate used for operating leases, and the valuation allowance for deferred income taxes.

Significant Accounting Policies

Other than described below, there have been no changes to our significant accounting policies described in our 2019 Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

Leases

Leases arise from contractual obligations that convey the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We determine whether an arrangement is or contains a lease at inception, based on whether there is an identified asset and whether we control the use of the identified asset throughout the period of use. At lease commencement date, we determine lease classification between finance and operating, allocate the consideration to the lease and nonlease components and recognize a right-of-use asset and corresponding lease liability for each lease component. A right-of-use asset represents our right to use an underlying asset and a lease liability represents our obligation to make payments during the lease term.

The lease liability is initially measured as the present value of the remaining lease payments over the lease term. The discount rate used to determine the present value is our incremental borrowing rate unless the interest rate implicit in the lease is readily determinable. We estimate our incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term. The right-of-use asset is initially measured as the present value of the lease payments, adjusted for initial direct costs, prepaid lease payments to lessors and lease incentives. Our operating lease right-of-use assets and liabilities recognized at February 1, 2019, the adoption date, were based on the present value of lease payments over the remaining lease term as of that date, using the incremental borrowing rate as of that date.

We elected the practical expedients to not recognize right-of-use assets and liabilities for leases with a term of less than twelve months and to not separate nonlease components from the associated lease components for our office leases and certain other asset classes. The total consideration includes fixed payments and contractual escalation provisions. We are responsible for maintenance, insurance, property taxes and other variable payments, which are expensed as incurred. Our leases include options to renew or terminate. We include the option to renew or terminate in our determination of the lease term when the option is deemed to be reasonably assured to be exercised. We account for changes in the expected lease term as a modification of the original contract.

Operating leases are classified in "Operating lease right-of-use assets", "Operating lease liabilities—current", and "Operating lease liabilities—noncurrent" on our condensed consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in "Loss from operations" in our condensed consolidated statements of operations and comprehensive loss.

Strategic Investments

Our strategic investments consist of non-marketable equity investments in privately-held companies in which we do not have a controlling interest or significant influence. We have elected to apply the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss is recorded when event or circumstance indicates a decline in value has occurred.

In March 2019, we purchased equity investments in privately-held companies totaling $15.5 million that were classified in "Other assets—noncurrent" on our condensed consolidated balance sheets. As there have been no material observable price changes, we have not recorded any adjustments resulting from observable price changes for identical or similar investments or impairment charges for any of our equity investments in privately-held companies in the three months ended April 30, 2019. We had no such investments as of January 31, 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued accounting standards update ("ASU") No. 2016-02, Leases (Topic 842), which supersedes current guidance related to accounting for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The ASU makes 16 technical corrections to the new leases standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions or principles of the new standard. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842). The ASU provides (1) an optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met.

The standard is effective for public entities for annual and interim reporting periods beginning after December 15, 2018. We adopted the new standard as of February 1, 2019, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit as of the adoption date. We elected the optional transition approach to not apply Topic 842 in the comparative periods presented. We elected the practical expedient to use hindsight when determining the lease term and the package of practical expedients to not reassess whether existing contracts contain leases, the lease classification for existing leases and whether existing initial direct costs meet the new definition. The adoption of Topic 842 resulted in the recognition of total right-of-use assets of $93.9 million and total lease liabilities of $121.8 million as of adoption date, with the most significant impact related to our office space leases. Additionally, we derecognized $26.6 million in deferred rent and $2.5 million related to the build-to-suit asset and liability upon adoption of this standard pursuant to the transition guidance provided for build-to-suit leases. The adoption of Topic 842 did not have a material impact to the consolidated statements of operations or statements of cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA"). As the amendment only relates to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The standard is effective for annual and interim reporting periods beginning after December 15, 2018 for all entities. The amendment is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted. The adoption of the standard did not have an impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The ASU is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including in an interim period, but not before an entity adopts the topic 606 revenue guidance. The adoption of the standard did not have a material impact on our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which clarifies, corrects errors in and makes improvements to several topics in the FASB Accounting Standard Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and were effective upon issuance of the ASU. Amendments that do have transition guidance are effective for public business entities for annual periods beginning after December 15, 2018. The adoption of the standard did not have a material impact on our consolidated financial statements.

Other Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. We are evaluating the impact of the adoption of the ASU on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the impact of the adoption of the ASU on our consolidated financial statements.

Note 2.    Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 94% and 95% of our revenue for the three months ended April 30, 2019 and 2018.

The typical subscription term is one to three years. Most of our subscription contracts are noncancelable over the contractual term. Customers typically have the right to terminate their contracts for cause, if we fail to perform. As of April 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $574.0 million, which consists of both billed and unbilled consideration that we expect to recognize as subscription revenue. We expect to recognize 53% of the transaction price in the twelve months following April 30, 2019, in our consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2	Observable inputs other than the quoted prices in active markets for identical assets and liabilities; and
Level 3	Unobservable inputs for which there is little or no market data, which require us to develop assumptions of what market participants would use in pricing the asset or liability.

The following table summarizes our financial assets that are measured at fair value on a recurring basis during the period:

	April 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents
Money market funds	$91,330	$—	$—	$91,330
Level 2:
Cash equivalents
Commercial paper	4,998	—	—	4,998
Available-for-sale securities
Commercial paper	62,695	31	(8)	62,718
Corporate notes and bonds	334,912	582	(34)	335,460
U.S. Treasury securities	232,152	32	(15)	232,169
U.S. government agency securities	69,977	12	(5)	69,984
Level 2 total	704,734	657	(62)	705,329
Total	$796,064	$657	$(62)	$796,659

	January 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents
Money market funds	$350,063	$—	$—	$350,063
Level 2:
Cash equivalents
Commercial paper	76,828	—	(11)	76,817
Corporate notes and bonds	2,998	—	—	2,998
U.S. government agency securities	6,491	—	—	6,491
Available-for-sale securities
Commercial paper	86,655	4	(21)	86,638
Corporate notes and bonds	287,496	389	(105)	287,780
U.S. Treasury securities	4,982	—	(1)	4,981
U.S. government agency securities	36,021	7	(4)	36,024
Level 2 total	501,471	400	(142)	501,729
Total	$851,534	$400	$(142)	$851,792

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

The fair value of our available-for-sale marketable securities as of April 30, 2019, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$515,648
Due in one to two years	184,683
$700,331

As of April 30, 2019, we had a total of 155 available-for-sale securities, none of which were considered to be other-than-temporarily impaired.

Convertible Senior Notes

As of April 30, 2019, the estimated fair value of our 0.5% Convertible Senior Notes with aggregate principal amount of $575.0 million was $615.4 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). These Convertible Senior Notes are recorded at face value less unamortized debt discount and transaction costs as "Convertible senior notes, net" on our consolidated balance sheets. Refer to Note 9 for further information.

Note 4.    Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	April 30, 2019	January 31, 2019
Computer and network equipment	$55,107	$55,233
Software, including capitalized software development costs	30,477	27,959
Furniture and office equipment	11,587	9,511
Leasehold improvements	43,477	41,464
	140,648	134,167
Less: Accumulated depreciation	(70,448)	(66,479)
	70,200	67,688
Work in progress	13,894	8,144
	$84,094	$75,832

Depreciation expense associated with property and equipment was $7.2 million and $6.2 million for the three months ended April 30, 2019 and 2018.

As of January 31, 2019, leasehold improvements include $2.5 million related to the fair value of the Israel leased space that was recorded under the build-to-suit lease guidance. Upon adoption of Topic 842 on February 1, 2019, we derecognized the build-to-suit asset and recognized an operating right-of-use asset for the related lease within the condensed consolidated balance sheet as of April 30, 2019. Refer to Note 1 for additional information.

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

Additionally, we granted certain continuing employees of SpringCM restricted stock units ("RSUs") with a service and performance conditions covering up to 0.5 million shares that will be accounted for as a post-acquisition compensation expense over the vesting period. The performance-based condition will be satisfied upon SpringCM meeting certain revenue targets. As of April 30, 2019, the performance-based condition was not considered probable.

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

In the year ended January 31, 2019, we incurred acquisition costs of $1.8 million. These costs included legal, accounting fees and other costs directly related to the acquisition and are classified within operating expenses in our condensed consolidated statements of operations.

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

(in thousands, except per share data)	April 30, 2018
Revenue	$162,104
Net loss	(280,642)
Net loss per share attributable to common stockholders, basic and diluted	(7.72)

Note 6.    Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill for the three months ended April 30, 2019 were as follows (in thousands):

Balance at January 31, 2019	$195,225
Cumulative translation adjustment	(450)
Balance at April 30, 2019	$194,775

Intangible assets consisted of the following:

		As of April 30, 2019			As of January 31, 2019
(in thousands)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	2.4	$31,594	$(22,053)	$9,541	$31,594	$(20,747)	$10,847
Tradenames / trademarks	0.7	2,419	(2,048)	371	2,419	(1,858)	561
Customer contracts & related relationships	8.1	65,782	(13,185)	52,597	65,782	(11,168)	54,614
Certifications	1.3	6,917	(5,191)	1,726	6,917	(4,846)	2,071
Maintenance contracts & related relationships	1.1	1,498	(1,179)	319	1,498	(1,104)	394
Backlog—Subscription	1.4	6,400	(2,104)	4,296	6,400	(1,304)	5,096
	6.6	$114,610	$(45,760)	68,850	$114,610	$(41,027)	73,583
Cumulative translation adjustment				640			620
Total				$69,490			$74,203

Amortization of finite-lived intangible assets for the three months ended April 30, 2019 and 2018 was as follows:

	Three Months Ended April 30,
(in thousands)	2019	2018
Cost of subscription revenue	$1,627	$1,668
Sales and marketing	3,106	765
Total	$4,733	$2,433

As of April 30, 2019, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment (in thousands):

Fiscal 2020, remainder	$12,984
Fiscal 2021	13,818
Fiscal 2022	8,370
Fiscal 2023	6,023
Fiscal 2024	6,023
Thereafter	21,632
Total	$68,850

Note 7.    Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $14.6 million and $11.9 million as of April 30, 2019 and January 31, 2019, of which $1.3 million was noncurrent and included within "Other assets—noncurrent" on our consolidated balance sheets as of both periods. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the three months ended April 30, 2019 and 2018, we recognized revenue of $157.0 million and $112.0 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 8.    Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition costs:

	Three Months Ended April 30,
(in thousands)	2019	2018
Beginning balance	$115,985	$77,344
Additions to deferred contract acquisition costs	17,401	11,969
Amortization of deferred contract acquisition costs	(13,150)	(8,788)
Cumulative translation adjustment	(1,103)	—
Ending balance	$119,133	$80,525

Deferred contract acquisition costs, current	$3,209	$2,124
Deferred contract acquisitions costs, noncurrent	115,924	78,401
Total	$119,133	$80,525

The following table represents our contract fulfillment costs, which include third-party service fees:

	Three Months Ended April 30,
(in thousands)	2019	2018
Beginning balance	$3,432	$3,316
Additions to deferred contract fulfillment costs	3,086	357
Amortization of deferred contract fulfillment costs	(1,110)	(458)
Ending balance	$5,408	$3,215

Deferred contract fulfillment costs, current	$2,493	$1,188
Deferred contract fulfillment costs, noncurrent	2,915	2,027
Total	$5,408	$3,215

Current deferred contract acquisition and fulfillment costs are included in "Prepaid expense and other current assets" and noncurrent costs are included in "Other assets—noncurrent" on our consolidated balance sheets.

Note 9.    Convertible Senior Notes

In September 2018, we issued $575.0 million aggregate principal amount of 0.5% Convertible Senior Notes due in 2023 (the Notes), including the initial purchasers’ exercise in full of their option to purchase an additional $75.0 million principal amount of the Notes, in a private placement to qualified institutional buyers in an offering exempt from registration under the Securities Act. The net proceeds from the issuance of the Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs.

The Notes are governed by an indenture (the “Indenture”) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness then existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on September 15, 2023 unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.

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

As of April 30, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

The net carrying value of the liability component of the Notes was as follows:

(in thousands)	April 30, 2019
Principal	$575,000
Less: unamortized debt discount	(119,903)
Less: unamortized transaction costs	(9,712)
Net carrying amount	$445,385

The net carrying amount of the equity component of the Notes was as follows:

(in thousands)	April 30, 2019
Proceeds allocated to the conversion option (debt discount)	$134,667
Less: transaction costs	(3,336)
Net carrying amount	$131,331

The interest expense recognized related to the Notes was as follows:

(in thousands)	Three Months Ended April 30, 2019
Contractual interest expense	$710
Amortization of debt discount	484
Amortization of transaction costs	5,970
Total	$7,164

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

Impact on Earnings Per Share

The Notes will not have an impact on our diluted earnings per share until the average market price of our common stock exceeds the cap price of $110.00 per share, as we intend and have the ability to settle the principal amount of the Notes in cash upon conversion. We are required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. However, upon conversion, there will be no economic dilution from the Notes until the average market price of our common stock exceeds the cap price of $110.00 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.

Note 10. Leases

We lease office space and equipment under non-cancelable operating lease agreements that expire at various dates through February 2032. As of April 30, 2019, we have no finance leases.

The following table is a summary of our operating lease costs for the three months ended April 30, 2019, (in thousands, except years and rates):

Three Months Ended April 30, 2019
Operating lease cost	$5,706
Short-term lease cost	269
Variable lease cost and other, net	49
Total lease cost	$6,024
Weighted average remaining term (years)	8.3
Weighted average discount rate	4.4%

Future lease payments as of April 30, 2019 were as follows (in thousands):

Fiscal 2020, remainder	$16,872
Fiscal 2021	26,319
Fiscal 2022	27,285
Fiscal 2023	27,724
Fiscal 2024	27,834
Thereafter	79,580
Total undiscounted cash flows	$205,614
Less imputed interest	(33,915)
Present value of lease liabilities	$171,699

The future minimum annual lease payments as of January 31, 2019, related to the outstanding lease agreements were as follows (in thousands):

Fiscal 2020	$22,198
Fiscal 2021	22,617
Fiscal 2022	22,556
Fiscal 2023	23,173
Fiscal 2024	23,373
Thereafter	34,634
Total minimum lease payments	$148,551

Note 11.    Commitments and Contingencies

As of April 30, 2019, we had unused letters of credit outstanding associated with our various operating leases totaling $9.7 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of April 30, 2019, our noncancelable contractual obligations with a remaining term of more than one year were as follows (in thousands):

Fiscal 2020, remainder	$6,142
Fiscal 2021	10,987
Fiscal 2022	9,379
Fiscal 2023	898
Fiscal 2024	943
Thereafter	4,555
Total	$32,904

Indemnification

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnifications is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of April 30, 2019 and January 31, 2018. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

Claims and Litigation

From time to time, we may be subject to legal proceedings, claims and litigations made against us in the ordinary course of business. We believe the final outcome of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. In June 2011, RMail Limited, RPost Communications Limited and RPost Holdings filed a complaint against us for patent infringement in the U.S. District Court for the Eastern District of Texas. In October 2012, RPost Holdings Inc. and RPost Communications Limited filed another patent infringement complaint against us in the same court. The complaints allege, among other things, that DocuSign infringes certain RPost patents and seek damages, interest, costs and attorneys’ fees. While we intend to vigorously defend these and any other lawsuits, intellectual property cases are complex and inherently uncertain and there can be no assurance that we will prevail in defense of these actions. Based on the state of the infringement contentions and evaluation of the facts available at this time, we do not believe a loss contingency is probable and we cannot estimate a reasonable range of possible loss at this time.

Note 12. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the "2018 Plan"), the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and the Amended and Restated 2003 Stock Plan (the “2003 Plan”).

Our board of directors adopted, and our stockholders approved the 2018 Plan during the year ended January 31, 2019. The 2018 Plan went into effect in April 2018, upon the effectiveness of our IPO Registration Statement. This plan serves as a successor to the 2011 Plan and 2003 Plan and provides for the grant of stock-based awards to our employees, directors and consultants. No additional awards under the 2011 Plan or 2003 Plan were made as of the effective date of the 2018 Plan. Outstanding awards under these two plans continue to be subject to the terms and conditions of the respective plans.

Shares available for grant under the 2011 Plan that were reserved but not issued as of the effective date of the 2018 Plan were added to the reserves of the 2018 Plan. Any shares subject to outstanding awards originally granted under the 2011 Plan that: (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award shall become available for future issuance pursuant to the 2018 Plan. As of April 30, 2019, 26.8 million shares were available for future issuance under the 2018 Plan.

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

Stock Options

Option activity for the three months ended April 30, 2019, was as follows:

(in thousands, except per share and years data)	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2019	13,648	$12.27	5.38	$507,371
Options exercised	(2,634)	10.82
Options canceled/expired	(25)	17.69
Outstanding at April 30, 2019	10,989	$12.61	5.41	$484,184
Vested and expected to vest at April 30, 2019	10,852	$12.55	5.38	$478,824
Exercisable at April 30, 2019	9,418	$11.77	5.05	$422,811

As of April 30, 2019, our total unrecognized compensation cost related to stock option grants was $11.0 million. We expect to recognize this expense over the remaining weighted-average period of approximately 1.6 years.

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

In the year ended January 31, 2019, we granted 0.7 million RSUs that are subject to either performance-based or market-based vesting conditions and a service-based condition. The performance-based conditions will be satisfied if our financial performance meets certain operating targets. The market-based conditions will be satisfied if certain milestones based on our common stock price are met. All other RSUs granted after January 31, 2018 vest on the satisfaction of a service-based condition only.

RSU activity for the three months ended April 30, 2019, was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2019	17,142	$34.56
Granted	1,174	55.42
Vested	(2,468)	20.72
Canceled	(821)	37.23
Unvested at April 30, 2019	15,027	$38.32

As of April 30, 2019, our total unrecognized compensation cost related to RSUs was $51.2 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.2 years.

2018 Employee Stock Purchase Plan

Our 2018 Employee Stock Purchase Plan (“2018 ESPP”) allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase our common stock at a discounted price per share. The price at which common stock is purchased under the 2018 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The 2018 ESPP provides for separate six-month offering periods that begin on September 15 and March 15 each year. The initial offering period ran from September 15, 2018 through March 14, 2019. In the three months ended April 30, 2019, 0.2 million shares of our common stock were purchased under the 2018 ESPP. Compensation expense related to the ESPP was $1.9 million for the three months ended April 30, 2019.

The number of shares reserved under the 2018 ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of April 30, 2019, 5.3 million shares were reserved for future issuance under the 2018 ESPP.

Note 13.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended April 30,
(in thousands, except per share data)	2019	2018
Numerator:
Net loss	$(45,722)	$(270,687)
Less: preferred stock accretion	—	(353)
Net loss attributable to common stockholders	$(45,722)	$(271,040)
Denominator:
Weighted-average common shares outstanding	172,101	36,334
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.27)	$(7.46)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	April 30,
(in thousands)	2019	2018
Convertible preferred stock as-converted	—	100,350
Stock options	10,989	18,477
Warrants to purchase convertible preferred stock	—	22
RSUs	14,620	15,002
ESPP	288	—
Total antidilutive securities	25,897	133,851

The table above does not include 0.4 million RSUs outstanding as of April 30, 2019, as these RSUs are subject to operating and stock price targets that were not considered to be met as of the reporting period.

Note 14.    Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our income tax provisions were $1.3 million and $0.7 million for the three months ended April 30, 2019 and 2018. The increase in the tax provisions was primarily driven by higher foreign tax expenses, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

We review the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for valuation allowances, on a quarterly basis. There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. We maintain a valuation allowance against certain deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on its assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made.

As of April 30, 2019, our gross uncertain tax benefits totaled $9.7 million, excluding related accrued interest and penalties, all of which would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Earnings from international activities are subject to local country income tax. The material jurisdictions where we are subject to potential examination by taxing authorities include the U.S., California and Israel. We are currently under an income tax examination by the Israel Tax Authority for tax years 2013 through 2016. We are not currently under audit by the Internal Revenue Service or any similar taxing authority in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

Note 15.    Geographic Information

We operate in one operating and one reportable segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is our chief operating decision maker.

Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area were as follows:

	Three Months Ended April 30,
(in thousands)	2019	2018
U.S.	$176,266	$129,814
International	37,696	25,994
Total revenue	$213,962	$155,808

No single country other than the U.S. had revenue greater than 10% of total revenue for the three months ended April 30, 2019 and 2018.

Our property and equipment by geographic area were as follows:

(in thousands)	April 30, 2019	January 31, 2019
U.S.	$70,291	$60,625
International	13,803	15,207
Total property and equipment	$84,094	$75,832

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2019 Annual Report on Form 10-K.  As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K. Our fiscal year ends January 31.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 94% and 95% of our revenue in the quarters ended April 30, 2019 and 2018. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 6% and 5% of our total revenue in the quarters ended April 30, 2019 and 2018. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps to drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

We offer subscriptions to our software suite to enterprise businesses, commercial businesses and very small businesses ("VSBs"), which include professionals, sole proprietorships and individuals. We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We offer more than 300 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning various industries and countries with no significant customer concentration. No single customer accounted for more than 3% of total revenue in each of the three months ended April 30, 2019 and 2018.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs. We later expanded our focus to target enterprise customers by adding our first enterprise sales professionals in the year ended January 31, 2011. In the year ended January 31, 2013, we began to gain meaningful traction selling into new enterprise accounts with aggregate ACV exceeding $5 million. To demonstrate this growth over time, the number of our customers with greater than $300,000 in ACV has increased from approximately 30 as of January 31, 2013 to 324 customers as of April 30, 2019. Each of our customer types have different purchasing patterns. VSBs tend to become customers quickly with very little to no direct interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three Months Ended April 30, 2019:

	Three Months Ended April 30,
(in thousands)	2019	2018
Total revenue	$213,962	$155,808
Total costs and expenses	256,399	423,366
Total stock-based compensation expense	42,271	269,794
Loss from operations	(42,437)	(267,558)
Net loss	(45,722)	(270,687)
Cash provided by operating activities	45,655	14,992
Capital expenditures	(15,237)	(6,184)

Cash, cash equivalents and investments were $936.8 million as of April 30, 2019.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Our Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of April 30, 2019, we had over 500,000 customers, including 60,000 enterprise and commercial customers, as compared to over 400,000 customers and over 40,000 enterprise and commercial customers as of April 30, 2018. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We generally define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses ("SMBs"), which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. VSBs include companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue represented 18% and 17% of our total revenue in the three months ended April 30, 2019 and 2018. We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, as we were able to leverage our core technologies in these jurisdictions since they have a similar approach to e-signature as the United States ("U.S."). We have since made significant investments to be able to offer our solutions in select civil law countries. For example, in Europe, we have Standards-Based Signature technology tailored for electronic IDentification, Authentication and trust Services ("eIDAS"). In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

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

Interest Expense

After issuance of 0.5% Convertible Senior Notes due 2023 ("the Notes") September 2018, interest expense consists primarily of contractual interest expense, amortization of discount and amortization of debt issuance costs on our Notes. Prior to the issuance of the Notes, interest expense consisted primarily of commitment fees and amortization of costs related to our loan facility.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments, as well as foreign currency transaction gains and losses.

Provision for Income Taxes

Our provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business and state minimum taxes in the U.S., as well as certain tax benefits arising from acquisitions. We have a valuation allowance against our U.S. deferred tax assets, including U.S. net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future or until it becomes more likely than not that the benefit of our U.S. deferred tax assets will be realized by way of expected future taxable income in the U.S.

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended April 30,
(in thousands)	2019	2018
Revenue:
Subscription	$201,458	$148,198
Professional services and other	12,504	7,610
Total revenue	213,962	155,808
Cost of revenue:
Subscription	33,119	32,438
Professional services and other	18,900	25,856
Total cost of revenue	52,019	58,294
Gross profit	161,943	97,514
Operating expenses:
Sales and marketing	129,936	191,085
Research and development	37,183	70,870
General and administrative	37,261	103,117
Total expenses	204,380	365,072
Loss from operations	(42,437)	(267,558)
Interest expense	(7,156)	(193)
Interest income and other income (expense), net	5,217	(2,228)
Loss before provision for income taxes	(44,376)	(269,979)
Provision for income taxes	1,346	708
Net loss	$(45,722)	$(270,687)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Three Months Ended April 30,
	2019	2018
Revenue:
Subscription	94%	95%
Professional services and other	6	5
Total revenue	100	100
Cost of revenue:
Subscription	15	21
Professional services and other	9	16
Total cost of revenue	24	37
Gross profit	76	63
Operating expenses:
Sales and marketing	61	123
Research and development	17	45
General and administrative	18	67
Total expenses	96	235
Loss from operations	(20)	(172)
Interest expense	(3)	—
Interest income and other income (expense), net	2	(1)
Loss before provision for income taxes	(21)	(173)
Provision for income taxes	—	1
Net loss	(21)%	(174)%

The following discussion and analysis is for the three months ended April 30, 2019, compared to the same period in 2018, unless otherwise stated.

Revenue

	Three Months Ended April 30,
(in thousands, except for percentages)	2019	2018	% Change
Revenue:
Subscription	$201,458	$148,198	36%
Professional services and other	12,504	7,610	64%
Total revenue	$213,962	$155,808	37%

Subscription Revenue

Subscription revenue increased $53.3 million, or 36%. Subscription revenue was 94% of total revenue in the three months ended April 30, 2019. The increase was primarily attributable to increases in subscription sales to new and existing customers and the addition of SpringCM.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality, attract new customers and integrate SpringCM's capabilities into our offering.

Professional Services and Other Revenue

Professional services and other revenue increased by $4.9 million, or 64%, in the three months ended April 30, 2019, primarily due to increased engagement of professional services to support our growing customer base.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
(in thousands, except for percentages)	2019	2018	% Change
Cost of revenue:
Subscription	$33,119	$32,438	2%
Professional services and other	18,900	25,856	(27)%
Total cost of revenue	$52,019	$58,294	(11)%
Gross margin:
Subscription	84%	78%	6	pts
Professional services and other	(51)%	(240)%	189	pts
Total gross margin	76%	63%	13	pts

Cost of Subscription Revenue

Cost of subscription revenue increased $0.7 million, or 2% in the three months ended April 30, 2019, primarily due to:

▪	An increase of $3.5 million in data center and other related operating costs to support our platform;

▪	An increase of $3.2 million in personnel costs primarily driven by increases in headcount and the addition of SpringCM employees; and

▪	An increase of $1.0 million in allocated overhead primarily driven by higher allocated IT expenses.
These increases were offset by a decrease of $7.7 million in stock-based compensation expense as the three months ended April 30, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO.

Cost of Professional Services and Other Revenue

Cost of professional service and other revenue decreased $7.0 million, or 27%, in the three months ended April 30, 2019, primarily due to a decrease of $12.6 million in stock-based compensation expense as the three months ended April 30, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease was partially offset by:

▪	An increase of $3.4 million in personnel costs primarily related to the increased headcount in our professional services organization and the addition of SpringCM employees; and

▪	An increase of $1.0 million related to SpringCM customer implementation costs,

Sales and Marketing

	Three Months Ended April 30,
(in thousands, except for percentages)	2019	2018	% Change
Sales and marketing	$129,936	$191,085	(32)%
Percentage of revenue	61%	123%

Sales and marketing expenses decreased $61.1 million, or 32%, in the three months ended April 30, 2019, primarily due to a decrease of $94.4 million in stock-based compensation expense as the three months ended April 30, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease was partially offset by:

▪
An increase of $18.6 million in personnel costs driven by increased headcount, addition of SpringCM employees, the employer portion of payroll taxes related to restricted stock unit ("RSU") settlements with no such expense in the prior year and higher commissions in line with higher sales;

▪	An increase of $4.3 million in allocated overhead due to higher allocated IT and facility costs;

▪	An increase of $2.6 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;

▪	An increase of $2.6 million in depreciation and amortization due to the amortization of certain intangible assets acquired in the SpringCM acquisition on September 4, 2018;

▪	An increase of $2.2 million in other expenses primarily due to higher spend on employee-related costs; and

▪	An increase of $1.5 million in travel costs to support the increase in the personnel.

Research and Development

	Three Months Ended April 30,
(in thousands, except for percentages)	2019	2018	% Change
Research and development	$37,183	$70,870	(48)%
Percentage of revenue	17%	45%

Research and development expenses decreased $33.7 million, or 48%, for the three months ended April 30, 2019, primarily due to a decrease of $40.0 million in stock-based compensation expense as the three months ended April 30, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease was partially offset by:

▪
An increase of $3.7 million in personnel costs due to increased headcount, the addition of SpringCM employees and the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year; and

▪	An increase of $1.0 million in allocated overhead primarily due to higher facility and IT costs.

General and Administrative

	Three Months Ended April 30,
(in thousands, except for percentages)	2019	2018	% Change
General and administrative	$37,261	$103,117	(64)%
Percentage of revenue	18%	67%

General and administrative expenses decreased $65.9 million, or 64%, in the three months ended April 30, 2019, primarily due to a decrease of $72.9 million in stock-based compensation expense as the three months ended April 30, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease was partially offset by:

▪	An increase of $3.8 million in personnel costs due to higher headcount and the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year;

▪	An increase of $0.9 million in professional fees, driven by higher litigation expenses partially offset by legal, audit and consulting costs related to our IPO in the prior year; and

▪	An increase of $0.7 million in other expenses primarily due to charitable contributions.

Interest expense

	Three Months Ended April 30,
(in thousands, except for percentages)	2019	2018	% Change
Interest expense	$(7,156)	$(193)	NM
Percentage of revenue	(3)%	—%

Interest expense increased by $7.0 million in the three months ended April 30, 2019, due to interest expense and amortization of discount and transaction costs on our Notes issued in September 2018.

Interest Income and Other Income (Expense), Net

	Three Months Ended April 30,
(in thousands, except for percentages)	2019	2018	% Change
Interest income	$3,679	$448	721%
Foreign currency loss	(423)	(2,497)	(83)%
Other	1,961	(179)	NM
Interest income and other income (expense), net	$5,217	$(2,228)	NM
Percentage of revenue	2%	(1)%

For the three months ended April 30, 2019, interest income and other income (expense), net, were $5.2 million, compared to interest income and other income (expense), net of negative $2.2 million. The change of $7.4 million was primarily due to higher interest income on cash and cash equivalents, accretion on marketable securities and lower foreign currency losses.

Provision for Income Taxes

	Three Months Ended April 30,
(in thousands, except for percentages)	2019	2018	% Change
Provision for income taxes	$1,346	$708	90%
Percentage of revenue	—%	1%

Provision for income taxes increased by $0.6 million, or 90%, in the three months ended April 30, 2019, primarily due to the increase in foreign tax expense, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

Liquidity and Capital Resources

Our principal sources of liquidity were cash and cash equivalents, investments and cash generated from operations. As of April 30, 2019, we had $752.1 million in cash and cash equivalents and short-term investments. We also had $184.7 million in long-term investments that provide additional capital resources.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations of $45.7 million in the three months ended April 30, 2019, we have generated losses from operations in the past as reflected in our accumulated deficit of $974.5 million as of April 30, 2019. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and as a result may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets as accounts receivable until collection and contract liabilities. Our accounts receivable decreased by $57.4 million, compared to a decrease of $19.6 million in the three months ended April 30, 2018, which resulted in a $37.8 million increase in cash provided by operating activities. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Contract liabilities consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2019, we had contract liabilities of $393.0 million, compared to $388.8 million as of January 31, 2019. The increase in contract liabilities resulted in net cash provided by operating activities of $4.3 million. Therefore, our growth in billings to existing and new customers has a net beneficial impact on our cash flows from operating activities, after consideration of the impact on our accounts receivable.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2019	2018	$ Change
Net cash provided by (used in):
Operating activities	$45,655	$14,992	$30,663
Investing activities	(313,491)	(6,184)	(307,307)
Financing activities	(13,320)	5,621	(18,941)
Effect of foreign exchange on cash and cash equivalents	(379)	(2,069)	1,690
Net change in cash, cash equivalents and restricted cash	$(281,535)	$12,360	$(293,895)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $30.7 million for the three months ended April 30, 2019. This change was primarily due to a decrease of $225.0 million in net loss, partially offset by a decrease of $211.8 million in non-cash expenses. The decrease in non-cash expenses was primarily driven by a $227.5 million decrease in stock-based compensation expense as the three months ended April 30, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO.

Net cash provided by operating assets and liabilities increased by $17.5 million driven by an increase of $37.8 million in cash provided from changes in accounts receivable and $7.5 million in cash provided from changes in accounts payable driven by the timing of cash receipts and payments. These were partially offset by decreases from changes in most of the other operating activities. In particular, cash provided from changes in contract liabilities decreased by $8.3 million and cash provided by (used in) contract assets decreased by $5.2 million.

Cash Flows from Investing Activities

Cash used in investing activities increased by $307.3 million in the three months ended April 30, 2019. We used $298.3 million to purchase marketable securities and other investments, net of maturities. The remainder of the increase in cash used in investing activities related to higher spend on purchases of property and equipment.

Cash Flows from Financing Activities

We used $13.3 million in financing activities in the three months ended April 30, 2019. In the comparative prior period, financing activities provided $5.6 million. We used $56.1 million in three months ended April 30, 2019, to remit tax withholding obligations on RSUs settled during the period with no such payment in the three months ended April 30, 2018. This was partially offset by $35.0 million increase in proceeds from exercise of stock options and employee stock purchase plan.

Contractual Obligations and Commitments
Our principal contractual obligations and commitments consist of obligations under the Notes (including principal and coupon interest), operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 9 for more information on the Notes and Note 10 and Note 11 for all other commitments.

As of April 30, 2019, we had unused letters of credit outstanding associated with our various operating leases totaling $9.7 million.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, business combinations and valuation of goodwill and other acquired intangible assets and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our 2019 Annual Report on Form 10-K.

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

Non-GAAP gross profit, non-GAAP subscription gross profit, non-GAAP professional services and other gross profit, non-GAAP gross margin, non-GAAP income (loss) from operations, non-GAAP operating margin and non-GAAP net income (loss): We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs from our convertible senior notes issued in September 2018, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.

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

Reconciliation of gross profit and gross margin:

	Three Months Ended April 30,
(in thousands)	2019	2018
GAAP gross profit	$161,943	$97,514
Add: Stock-based compensation	5,722	26,000
Add: Amortization of acquisition-related intangibles	1,627	1,668
Add: Employer payroll tax on employee stock transactions	652	—
Non-GAAP gross profit	$169,944	$125,182
GAAP gross margin	76%	63%
Non-GAAP adjustments	3%	17%
Non-GAAP gross margin	79%	80%

GAAP subscription gross profit	$168,339	$115,760
Add: Stock-based compensation	2,282	9,955
Add: Amortization of acquisition-related intangibles	1,627	1,668
Add: Employer payroll tax on employee stock transactions	221	—
Non-GAAP subscription gross profit	$172,469	$127,383
GAAP subscription gross margin	84%	78%
Non-GAAP adjustments	2%	8%
Non-GAAP subscription gross margin	86%	86%

GAAP professional services and other gross loss	$(6,396)	$(18,246)
Add: Stock-based compensation	3,440	16,045
Add: Employer payroll tax on employee stock transactions	431	—
Non-GAAP professional services and other gross loss	$(2,525)	$(2,201)
GAAP professional services and other gross margin	(51)%	(240)%
Non-GAAP adjustments	31%	211%
Non-GAAP professional services and other gross margin	(20)%	(29)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended April 30,
(in thousands)	2019	2018
GAAP operating loss	$(42,437)	$(267,558)
Add: Stock-based compensation	42,271	269,794
Add: Amortization of acquisition-related intangibles	4,733	2,433
Add: Employer payroll tax on employee stock transactions	5,755	—
Non-GAAP operating income	$10,322	$4,669
GAAP operating margin	(20)%	(172)%
Non-GAAP adjustments	25%	175%
Non-GAAP operating margin	5%	3%

Reconciliation of net income (loss):

	Three Months Ended April 30,
(in thousands, except per share data)	2019	2018
GAAP net loss	$(45,722)	$(270,687)
Add: Stock-based compensation	42,271	269,794
Add: Amortization of acquisition-related intangibles	4,733	2,433
Add: Employer payroll tax on employee stock transactions	5,755	—
Add: Amortization of debt discount and issuance costs	6,454	—
Non-GAAP net income	$13,491	$1,540

Computation of free cash flow:

	Three Months Ended April 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$45,655	$14,992
Less: purchase of property and equipment	(15,237)	(6,184)
Non-GAAP free cash flow	$30,418	$8,808
Net cash used in investing activities	$(313,491)	$(6,184)
Net cash provided by (used in) financing activities	$(13,320)	$5,621

Computation of billings:

	Three Months Ended April 30,
(in thousands)	2019	2018
Revenue	$213,962	$155,808
Add: Contract liabilities and refund liability, end of period	395,254	293,667
Less: Contract liabilities and refund liability, beginning of period	(390,887)	(282,943)
Add: Contract assets and unbilled accounts receivable, beginning of period	13,436	16,899
Less: Contract assets and unbilled accounts receivable, end of period	(16,810)	(14,555)
Non-GAAP billings	$214,955	$168,876

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of April 30, 2019, we had cash, cash equivalents and investments of $936.8 million, which consisted primarily of bank deposits, money market funds, commercial paper, and corporate notes and bonds. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in a $4.8 million decline of the fair value of our investment portfolio as of April 30, 2019. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into

U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of "Accumulated other comprehensive loss" within "Stockholders’ equity". Gains or losses due to transactions in foreign currencies are included in “Interest and other income, net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights. We do not currently believe that these matters are likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. In June 2011, RMail Limited, RPost Communications Limited and RPost Holdings filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas (RMail Limited, et al. v. DocuSign, Inc., et al., Case No. 2:10-cv-258-JRG) (“RPost1”). In October 2012, RPost Holdings Inc. and RPost Communications Limited filed another patent infringement complaint against us in the same court (RPost Holdings, Inc., et al. v. DocuSign, Inc., et al., Case No. 12-cv-683-JRG) (“RPost2”). The complaints allege, among other things, that DocuSign infringes certain RPost patents and seek damages, interest, costs and attorneys’ fees. RPost1 is currently scheduled to commence trial on July 15, 2019, and RPost2 is currently scheduled to commence trial on December 9, 2019. We intend to vigorously defend these lawsuits, and believe we have valid defenses to the claims. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

Future litigation may be necessary, among other things, to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $45.7 million and $270.7 million in the three months ended April 30, 2019 and 2018, and as of April 30, 2019, we had an accumulated deficit of $974.5 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform. We also plan to continue to invest to expand the functionality of our platform to automate the agreement process, expand our infrastructure and technology to meet the needs of our customers, expand our sales headcount, increase our marketing activities and grow our international operations. We will also face increased compliance costs associated with growth, the expansion of our customer base and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

The market for our e-signature solution—as the core part of our broader software suite for automating the agreement process—is relatively new and evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.

The market for our e-signature solution—as the core part of our broader software suite for automating the agreement process—is relatively new and evolving, which makes our business and future prospects difficult to evaluate. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. It is difficult to predict customer demand for our solutions, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers, about the uses and benefits of our e-signature solutions. The size and growth of our addressable market depends on a number of factors, including businesses continuing to desire to differentiate themselves through e-signature solutions and other aspects of our software that automate the agreement process, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulatory environment and changes in economic conditions. If businesses do not perceive the value proposition of our offerings, then a viable market for solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

If we have overestimated the size of our total addressable market, our future growth rate may be limited.

We have estimated the size of our total addressable market based on data published by third parties and internally generated data and assumptions. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe our market size estimates are reasonable, such information is inherently imprecise. In addition, our projections, assumptions and estimates of opportunities within our market are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this report. If this third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of our total addressable market included in this filing should not be taken as indicative of our ability to grow our business.

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

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, and a majority of our subscription contracts were one year in duration in fiscal year 2019. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base across industries and geographies and its range from enterprises to VSBs. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solutions, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies and general economic conditions. As a result, we cannot assure you that customers will renew or expand their subscriptions to our software suite. If our customers do not renew their subscriptions for our service or if they reduce their subscription amounts at the time of renewal, our revenue will decline and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.

We are dependent on our e-signature solutions, and a lack of continued adoption of our software suite could cause our operating results to suffer.

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

Our revenue grew from $155.8 million in the three months ended April 30, 2018 to $214.0 million in the three months ended April 30, 2019. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on a number of factors, including our ability to:

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

Finally, our organizational structure is becoming more complex as we add additional staff and acquire complementary companies, products and technologies. For example, on September 4, 2018, we acquired SpringCM Inc. In connection with this increased complexity, we are working to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require capital expenditures and the allocation of valuable management resources to grow and change in these areas. In addition, if we are unable to effectively manage the growth of our business, the quality of our solutions may suffer, and we may be unable to address competitive challenges, which would adversely affect our overall business, operations and financial condition.

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

In the U.S., California enacted the California Consumer Privacy Act (the "CCPA") on June 28, 2018, which takes effect on January 1, 2020, and has been dubbed the first “GDPR-like” law in the U.S. (referring to the EU’s General Data Protection Regulation, described below). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

Additionally, in June 2016, United Kingdom voters approved Brexit, which could also lead to further legislative and regulatory changes regarding data protection in the United Kingdom.  In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the United Kingdom will be regulated. While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

We spend substantial amounts of time and money to research and develop and enhance versions of our existing software to incorporate additional functionality or other enhancements in order to meet our customers’ rapidly evolving demands. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop solutions internally due to a lack of other research and development resources, we may be forced to expand into a certain market or strategy through acquisitions. Acquisitions could be expensive, and we could be unsuccessful in integrating acquired technologies or businesses into our business. Thus, when we develop or acquire new or enhanced solutions, we typically incur expenses and expend resources upfront to develop, market, promote and sell the new offering. Therefore, when we develop or acquire and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing or acquiring and bringing them to market. Further, we may make changes to our solutions that our customers do not like or find useful. Our new solutions or enhancements and changes to our existing solutions could fail to attain sufficient market acceptance for many reasons, including:

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

The success of our business depends on customers’ continued and unimpeded access to our softwares suite on the internet.

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

In September 2018, we acquired SpringCM. As part of our business strategy, we may in the future continue to seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or the integration of the operations of acquired businesses may divert the attention of management and cause us to incur various expenses in identifying, investigating, pursuing and integrating suitable acquisitions, whether or not the acquisition purchases are completed. The failure to successfully integrate the operations, personnel or technologies of an acquired business could impact our ability to realize the full benefits of such an acquisition. If we are unable to achieve the anticipated strategic benefits of an acquisition, including our acquisition of SpringCM, or if the integration or the anticipated financial and strategic benefits, including any anticipated cost savings, revenue opportunities or operational synergies, of such an acquisition are not realized as rapidly as or to the extent anticipated by us, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock

In addition, we have only limited experience in acquiring other businesses. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Any future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. An acquisition may also negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition, any of which could cause our operating results, business and financial condition may suffer.

As of April 30, 2019, we had $264.3 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

We are currently, and may in the future be, the subject of lawsuits that allege our solutions infringe the intellectual property rights of other companies. For example, in June 2011, RMail Limited, RPost Communications Limited and RPost Holdings filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas (“Rpost1”). In October 2012, RPost Holdings Inc. and RPost Communications Limited filed another patent infringement complaint against us in the same court (“RPost2”). The complaints allege, among other things, that DocuSign infringes certain RPost patents and seek damages, interest, costs and attorneys’ fees. RPost1 is currently scheduled to commence trial on July 15, 2019 and RPost2 is currently scheduled to commence trial on December 9, 2019. While we intend to vigorously defend these and any other lawsuits, intellectual property cases are complex and inherently uncertain and there can be no assurance that we will prevail in defense of these actions.

A decision in favor of the plaintiffs in any current or future lawsuits, could subject us to significant liability for damages and our ability to develop and sell our products may be harmed. We also may be required to redesign our products, delay releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our solutions. Requiring us to change one or more aspects of the way we deliver our solutions may harm our business. Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results or financial condition.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2019, 2018 and 2017 total revenue generated from customers outside the U.S. was 17% of our total revenue. We currently have offices in the U.S., United Kingdom, Canada, France, Germany, Ireland, Israel, Australia, Singapore, Japan and Brazil. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of April 30, 2019, approximately 26% of our full-time employees were located outside of the U.S. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with developing software and providing support in many languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could negatively affect our results of operations.

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

▪
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, (the "FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and similar laws and regulations in other jurisdictions; and

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), that significantly reformed the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the Tax Act creates new regimes that tax certain foreign-sourced earnings, referred to as the global intangible low-taxed income, and that tax certain related-party outbound payments, referred to as the base erosion anti-abuse tax. Our net deferred tax assets and liabilities and valuation allowance were revalued at the newly enacted U.S. corporate rate.

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

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (the "FASB"), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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

As of April 30, 2019, we had $575.0 million (undiscounted) principal amount of indebtedness under our Notes. Our indebtedness may:

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (“ASC 470-20“). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

We have spent and anticipate spending substantial funds in connection with the tax liabilities on the settlement of the RSUs. The manner in which we fund these expenditures may have an adverse effect on our financial condition.

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

ITEMS 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of DocuSign, Inc.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws of DocuSign, Inc.	S-1	333-223990	3.5	March 28, 2018
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract or agreement
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

Date: June 7, 2019

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Chief Financial Officer
(Principal Accounting and Financial Officer)