Form 10-Q
period 2019-07-31
DOCUSIGN, INC.
filed 2019-09-06
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-38465
______________________________________
DOCUSIGN, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware			91-2183967
(State or Other Jurisdictions of Incorporation)			(I.R.S. Employer Identification Number)

221 Main St.	Suite 1550	San Francisco	California	94105
(Address of Principal Executive Offices)				(Zip Code)
(415) 489-4940
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DOCU	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 176.0 million shares of common stock, par value $0.0001, outstanding at August 31, 2019.

DOCUSIGN, INC.
TABLE OF CONTENTS

	Note Regarding Forward-Looking Statements
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of July 31, 2019 and January 31, 2019	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and the Six Months Ended July 31, 2019 and 2018	6
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and the Six Months Ended July 31, 2019 and 2018	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2019 and 2018	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 6.	Exhibits	73
	Exhibit Index	74
Signatures		75

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

▪	our ability to maintain, protect and enhance our brand;

▪	the sufficiency of our cash and cash equivalents to satisfy our liquidity needs;

▪	our failure or the failure of our software suite of services to comply with applicable industry standards, laws and regulations;

▪	our ability to maintain, protect and enhance our intellectual property;

▪	our ability to successfully defend litigation against us;

▪	our ability to attract large organizations as users;

▪	our ability to maintain our corporate culture;

▪	our ability to offer high-quality customer support;

▪	our ability to hire, retain and motivate qualified personnel;

▪	our ability to identify targets for, execute on and realize the benefits of potential acquisitions;

▪	our ability to estimate the size and potential growth of our target market; and

▪	our ability to maintain proper and effective internal controls.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	July 31, 2019	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$224,290	$517,811
Investments—current	525,963	251,203
Restricted cash	133	367
Accounts receivable	138,652	174,548
Contract assets—current	15,548	10,616
Prepaid expense and other current assets	38,907	29,976
Total current assets	943,493	984,521
Investments—noncurrent	180,146	164,220
Property and equipment, net	92,078	75,832
Operating lease right-of-use assets	137,292	—
Goodwill	195,427	195,225
Intangible assets, net	65,070	74,203
Deferred contract acquisition costs—noncurrent	124,434	112,583
Other assets—noncurrent	23,896	8,833
Total assets	$1,761,836	$1,615,417
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$23,452	$19,590
Accrued expenses	34,227	21,755
Accrued compensation	79,980	77,553
Contract liabilities—current	402,734	381,060
Operating lease liabilities—current	17,193	—
Deferred rent—current	—	2,452
Other liabilities—current	16,563	13,903
Total current liabilities	574,149	516,313
Convertible senior notes, net	451,934	438,932
Contract liabilities—noncurrent	7,784	7,712
Operating lease liabilities—noncurrent	150,493	—
Deferred rent—noncurrent	—	24,195
Deferred tax liability—noncurrent	4,270	4,207
Other liabilities—noncurrent	6,527	9,696
Total liabilities	1,195,157	1,001,055
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of July 31, 2019 and January 31, 2019	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 175,953 shares outstanding as of July 31, 2019; 500,000 shares authorized, 169,303 shares outstanding as of January 31, 2019	18	17
Additional paid-in capital	1,612,786	1,545,088
Accumulated other comprehensive loss	(2,945)	(1,965)
Accumulated deficit	(1,043,180)	(928,778)
Total stockholders' equity	566,679	614,362
Total liabilities and stockholders' equity	$1,761,836	$1,615,417
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue:
Subscription	$220,811	$158,461	$422,269	$306,659
Professional services and other	14,801	8,583	27,305	16,193
Total revenue	235,612	167,044	449,574	322,852
Cost of revenue:
Subscription	39,472	23,057	72,591	55,495
Professional services and other	21,704	13,304	40,604	39,160
Total cost of revenue	61,176	36,361	113,195	94,655
Gross profit	174,436	130,683	336,379	228,197
Operating expenses:
Sales and marketing	150,886	103,779	280,822	294,864
Research and development	47,517	33,773	84,700	104,643
General and administrative	40,755	30,851	78,016	133,968
Total expenses	239,158	168,403	443,538	533,475
Loss from operations	(64,722)	(37,720)	(107,159)	(305,278)
Interest expense	(7,273)	(47)	(14,429)	(240)
Interest income and other income, net	4,531	2,998	9,748	770
Loss before provision for income taxes	(67,464)	(34,769)	(111,840)	(304,748)
Provision for income taxes	1,168	1,945	2,514	2,653
Net loss	$(68,632)	$(36,714)	$(114,354)	$(307,401)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.22)	$(0.66)	$(3.01)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	175,389	166,084	173,773	102,284

Other comprehensive income (loss):
Foreign currency translation losses, net of tax	$(45)	$(3,085)	$(1,676)	$(5,413)
Unrealized gains on investments, net of tax	358	—	696	—
Other comprehensive income (loss)	313	(3,085)	(980)	(5,413)
Comprehensive loss	$(68,319)	$(39,799)	$(115,334)	$(312,814)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$3,115	$1,588	$5,397	$11,543
Cost of revenue—professional services	4,821	2,822	8,261	18,867
Sales and marketing	25,942	16,791	44,044	129,272
Research and development	11,963	7,359	19,280	54,627
General and administrative	9,951	11,605	21,081	95,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at April 30, 2019	173,628	$17	$1,575,471	$(3,258)	$(974,548)	$597,682
Exercise of stock options	1,235	—	10,194	—	—	10,194
Settlement of RSUs	1,681	1	(1)	—	—	—
Tax withholding on RSU settlement	(591)	—	(29,841)	—	—	(29,841)
Employee stock-based compensation expense	—	—	56,928	—	—	56,928
Non-employee stock-based compensation expense	—	—	35	—	—	35
Net loss	—	—	—	—	(68,632)	(68,632)
Other comprehensive income, net	—	—	—	313	—	313
Balances at July 31, 2019	175,953	$18	$1,612,786	$(2,945)	$(1,043,180)	$566,679

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balances at April 30, 2018	100,226	$547,854	36,776	$4	$438,200	$1,075	$(773,007)	$(333,728)
Exercise of stock options	—	—	324	—	2,503	—	—	2,503
Employee stock-based compensation expense	—	—	—	—	40,380	—	—	40,380
Non-employee stock-based compensation expense	—	—	—	—	113	—	—	113
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	19,314	2	525,297	—	—	525,299
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(100,226)	(547,854)	100,350	10	547,844	—	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	848	—	—	848
Exercise of warrants	—	—	22	—	—	—	—	—
Net loss	—	—	—	—	—	—	(36,714)	(36,714)
Other comprehensive loss, net	—	—	—	—	—	(3,085)	—	(3,085)
Balances at July 31, 2018	—	$—	156,786	$16	$1,555,185	$(2,010)	$(809,721)	$743,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2019	169,303	$17	$1,545,088	$(1,965)	$(928,778)	$614,362
Exercise of stock options	3,869	—	42,448	—	—	42,448
Settlement of RSUs	4,144	1	(1)	—	—	—
Tax withholding on RSU settlement	(1,594)	—	(85,978)	—	—	(85,978)
Employee stock purchase plan	231	—	10,563	—	—	10,563
Employee stock-based compensation expense	—	—	100,597	—	—	100,597
Non-employee stock-based compensation expense	—	—	69	—	—	69
Net loss	—	—	—	—	(114,354)	(114,354)
Cumulative impact of Topic 842 adoption	—	—	—	—	(48)	(48)
Other comprehensive loss, net	—	—	—	(980)	—	(980)
Balances at July 31, 2019	175,953	$18	$1,612,786	$(2,945)	$(1,043,180)	$566,679

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balances at January 31, 2018	100,226	$547,501	35,700	$4	$160,265	$3,403	$(502,320)	$(338,648)
Exercise of stock options	—	—	1,400	—	10,318	—	—	10,318
Employee stock-based compensation expense	—	—	—	—	310,133	—	—	310,133
Non-employee stock-based compensation expense	—	—	—	—	833	—	—	833
Accretion of preferred stock	—	353	—	—	(353)	—	—	(353)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	19,314	2	525,297	—	—	525,299
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(100,226)	(547,854)	100,350	10	547,844	—	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	848	—	—	848
Exercise of warrants	—	—	22	—	—	—	—	—
Net loss	—	—	—	—	—	—	(307,401)	(307,401)
Other comprehensive loss, net	—	—	—	—	—	(5,413)	—	(5,413)
Balances at July 31, 2018	—	$—	156,786	$16	$1,555,185	$(2,010)	$(809,721)	$743,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(114,354)	$(307,401)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	24,261	15,681
Amortization of deferred contract acquisition and fulfillment costs	31,149	19,146
Amortization of debt discount and transaction costs	13,002	—
Non-cash operating lease costs	8,863	—
Stock-based compensation expense	98,063	309,959
Deferred income taxes	28	(12)
Other	(2,371)	(875)
Changes in operating assets and liabilities
Accounts receivable	35,896	15,385
Contract assets	(4,905)	1,149
Prepaid expenses and other current assets	(3,157)	(3,406)
Deferred contract acquisition and fulfillment costs	(48,439)	(30,339)
Other assets	959	1,335
Accounts payable	1,588	(5,034)
Accrued expenses	12,439	2,306
Accrued compensation	2,427	360
Contract liabilities	21,746	19,503
Operating lease liabilities	(7,198)	—
Other liabilities	2,063	(69)
Net cash provided by operating activities	72,060	37,688
Cash flows from investing activities:
Purchases of marketable securities	(530,886)	—
Maturities of marketable securities	244,449	—
Purchases of strategic investments	(15,500)	—
Purchases of property and equipment	(29,791)	(10,520)
Net cash used in investing activities	(331,728)	(10,520)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions	—	529,305
Payment of tax withholding obligation on RSU settlement	(85,978)	—
Proceeds from exercise of stock options	42,448	10,318
Proceeds from employee stock purchase plan	10,563	—
Payment of deferred offering costs	—	(3,522)
Net cash provided by (used in) financing activities	(32,967)	536,101
Effect of foreign exchange on cash, cash equivalents and restricted cash	(1,120)	(1,543)
Net increase (decrease) in cash, cash equivalents and restricted cash	(293,755)	561,726
Cash, cash equivalents and restricted cash at beginning of period	518,178	257,436
Cash, cash equivalents and restricted cash at end of period	$224,423	$819,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six Months Ended July 31,
(in thousands)	2019	2018
Supplemental disclosure:
Cash paid for interest	$1,414	$204
Cash paid for operating lease liabilities	10,984	—
Cash paid for taxes	1,109	2,001
Non-cash investing and financing activities:
Property and equipment in accounts payable and other accrued liabilities	$4,046	$2,100
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	848
Preferred stock accretion	—	353
Deferred offering costs accrued and unpaid	—	169
Operating lease right-of-use assets exchanged for lease obligations	53,754	—
Derecognition of build-to-suit lease	2,479	—

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the six months ended July 31, 2019 are not necessarily indicative of the results to be expected for the year ending January 31, 2020.

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

We elected the practical expedients to not recognize right-of-use assets and liabilities for leases with a term of twelve months or less and to not separate nonlease components from the associated lease components for our office leases and certain other asset classes. The total consideration includes fixed payments and contractual escalation provisions. We are responsible for maintenance, insurance, property taxes and other variable payments, which are expensed as incurred. Our leases include options to renew or terminate. We include the option to renew or terminate in our determination of the lease term when the option is deemed to be reasonably assured to be exercised.

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

In March 2019, we purchased equity investments in privately-held companies totaling $15.5 million that were classified in "Other assets—noncurrent" on our condensed consolidated balance sheets. As there have been no material observable price changes, we have not recorded any adjustments resulting from observable price changes for identical or similar investments or impairment charges for any of our equity investments in privately-held companies in the six months ended July 31, 2019. We had no such investments as of January 31, 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued accounting standards update ("ASU") No. 2016-02, Leases (Topic 842), which supersedes current guidance related to accounting for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The ASU makes 16 technical corrections to the new lease standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions or principles of the new standard. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842). The ASU provides (1) an optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met.

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

Other Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 changes the impairment model for most financial assets and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to eliminate inconsistencies and provide clarifications to the transition requirements of ASU No. 2016-13. The updates to the standard are effective for interim and annual periods beginning after December 15, 2019. We are evaluating the impact of the adoption of the ASUs on our consolidated financial statements.

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

Note 2.    Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 94% and 95% for the three months ended July 31, 2019 and 2018, and 94% and 95% of our revenue for the six months ended July 31, 2019 and 2018.

The typical subscription term is one to three years. Most of our subscription contracts are noncancelable over the contractual term. Customers typically have the right to terminate their contracts for cause, if we fail to perform. As of July 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $628.6 million, which consists of both billed and unbilled consideration that we expect to recognize as subscription revenue. We expect to recognize 53% of the transaction price in the twelve months following July 31, 2019, in our consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2	Observable inputs other than the quoted prices in active markets for identical assets and liabilities; and
Level 3	Unobservable inputs for which there is little or no market data, which require us to develop assumptions of what market participants would use in pricing the asset or liability.

The following table summarizes our financial assets that are measured at fair value on a recurring basis during the period:

	July 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents
Money market funds	$95,787	$—	$—	$95,787
Level 2:
Available-for-sale securities
Commercial paper	41,197	45	(2)	41,240
Corporate notes and bonds	351,691	835	(68)	352,458
U.S. Treasury securities	174,897	172	(31)	175,038
U.S. government agency securities	137,369	63	(59)	137,373
Level 2 total	705,154	1,115	(160)	706,109
Total	$800,941	$1,115	$(160)	$801,896

	January 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents
Money market funds	$350,063	$—	$—	$350,063
Level 2:
Cash equivalents
Commercial paper	76,828	—	(11)	76,817
Corporate notes and bonds	2,998	—	—	2,998
U.S. government agency securities	6,491	—	—	6,491
Available-for-sale securities
Commercial paper	86,655	4	(21)	86,638
Corporate notes and bonds	287,496	389	(105)	287,780
U.S. Treasury securities	4,982	—	(1)	4,981
U.S. government agency securities	36,021	7	(4)	36,024
Level 2 total	501,471	400	(142)	501,729
Total	$851,534	$400	$(142)	$851,792

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

The fair value of our available-for-sale marketable securities as of July 31, 2019, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$525,963
Due in one to two years	180,146
$706,109

As of July 31, 2019, we had a total of 168 available-for-sale securities, none of which were considered to be other-than-temporarily impaired.

Convertible Senior Notes

As of July 31, 2019, the estimated fair value of our 0.5% Convertible Senior Notes (the "Notes") with aggregate principal amount of $575.0 million was $605.8 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as "Convertible senior notes, net" on our consolidated balance sheets. Refer to Note 9 for further information.

Note 4.    Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	July 31, 2019	January 31, 2019
Computer and network equipment	$62,751	$55,233
Software, including capitalized software development costs	31,435	27,959
Furniture and office equipment	11,982	9,511
Leasehold improvements	48,109	41,464
	154,277	134,167
Less: Accumulated depreciation	(73,942)	(66,479)
	80,335	67,688
Work in progress	11,743	8,144
	$92,078	$75,832

Depreciation expense associated with property and equipment was $7.9 million and $5.3 million for the three months ended July 31, 2019 and 2018, and $15.1 million and $11.5 million for the six months ended July 31, 2019 and 2018.

As of January 31, 2019, leasehold improvements include $2.5 million related to the fair value of the Israel leased space that was recorded under the build-to-suit lease guidance. Upon adoption of Topic 842 on February 1, 2019, we derecognized the build-to-suit asset and recognized an operating right-of-use asset for the related lease within the condensed consolidated balance sheet as of July 31, 2019. Refer to Note 1 for additional information.

Note 5. Acquisition of SpringCM Inc.

On September 4, 2018, we completed the acquisition of SpringCM Inc. ("SpringCM"), a cloud-based document generation and contract lifecycle management software company based in Chicago, Illinois. With the addition of SpringCM's capabilities in document generation, redlining, advanced document management and end-to-end agreement workflow, the deal further accelerates the broadening of our solution beyond e-signature to the rest of the agreement process—from preparing to signing, acting-on and managing agreements. Under the terms of the merger agreement, we acquired SpringCM for approximately $218.8 million in cash, excluding cash acquired, working capital and transaction cost adjustments. Of the cash paid at closing, $8.2 million will be held in escrow for an 18-month period after closing to secure our indemnification rights under the merger agreement.

Additionally, we granted certain continuing employees of SpringCM restricted stock units ("RSUs") with a service and performance conditions covering up to 0.5 million shares with grant date fair value of $26.5 million that will be accounted for as a post-acquisition compensation expense over the vesting period. The performance-based condition will be satisfied upon SpringCM meeting certain revenue targets and will impact the quantity of shares that will vest. As of July 31, 2019, the performance-based condition was considered probable of meeting the minimum target.

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

(in thousands, except per share data)	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
Revenue	$175,066	$337,710
Net loss	(44,448)	(325,090)
Net loss per share attributable to common stockholders, basic and diluted	(0.27)	(3.18)

Note 6.    Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill for the six months ended July 31, 2019, were as follows (in thousands):

Balance at January 31, 2019	$195,225
Cumulative translation adjustment	202
Balance at July 31, 2019	$195,427

Intangible assets consisted of the following:

		As of July 31, 2019			As of January 31, 2019
(in thousands)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	2.1	$31,594	$(23,112)	$8,482	$31,594	$(20,747)	$10,847
Tradenames / trademarks	0.6	2,419	(2,223)	196	2,419	(1,858)	561
Customer contracts & related relationships	7.9	65,782	(15,148)	50,634	65,782	(11,168)	54,614
Certifications	1.1	6,917	(5,538)	1,379	6,917	(4,846)	2,071
Maintenance contracts & related relationships	0.9	1,498	(1,254)	244	1,498	(1,104)	394
Backlog—Subscription	1.2	6,400	(2,905)	3,495	6,400	(1,304)	5,096
	6.6	$114,610	$(50,180)	64,430	$114,610	$(41,027)	73,583
Cumulative translation adjustment				640			620
Total				$65,070			$74,203

Amortization of finite-lived intangible assets for the three and six months ended July 31, 2019 and 2018, was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Cost of subscription revenue	$1,381	$1,003	$3,008	$2,671
Sales and marketing	3,039	765	6,145	1,530
Total	$4,420	$1,768	$9,153	$4,201

As of July 31, 2019, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment (in thousands):

Fiscal 2020, remainder	$8,564
Fiscal 2021	13,818
Fiscal 2022	8,370
Fiscal 2023	6,023
Fiscal 2024	6,023
Thereafter	21,632
Total	$64,430

Note 7.    Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $16.8 million and $11.9 million as of July 31, 2019 and January 31, 2019, of which $1.3 million was noncurrent and included within "Other assets—noncurrent" on our consolidated balance sheets as of both periods. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the six months ended July 31, 2019 and 2018, we recognized revenue of $265.7 million and $157.3 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 8.    Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition costs:

	Six Months Ended July 31,
(in thousands)	2019	2018
Beginning balance	$115,985	$77,344
Additions to deferred contract acquisition costs	39,879	29,662
Amortization of deferred contract acquisition costs	(26,929)	(18,223)
Cumulative translation adjustment	(1,394)	—
Ending balance	$127,541	$88,783

	July 31,
(in thousands)	2019	2018
Deferred contract acquisition costs, current	$3,107	$2,584
Deferred contract acquisitions costs, noncurrent	124,434	86,199
Total	$127,541	$88,783

The following table represents our contract fulfillment costs, which include third-party service fees:

	Six Months Ended July 31,
(in thousands)	2019	2018
Beginning balance	$3,432	$3,316
Additions to deferred contract fulfillment costs	8,560	677
Amortization of deferred contract fulfillment costs	(4,220)	(923)
Ending balance	$7,772	$3,070

	July 31,
(in thousands)	2019	2018
Deferred contract fulfillment costs, current	$4,600	$913
Deferred contract fulfillment costs, noncurrent	3,172	2,157
Total	$7,772	$3,070

Current deferred contract acquisition and fulfillment costs are included in "Prepaid expense and other current assets" and noncurrent costs are included in "Other assets—noncurrent" on our consolidated balance sheets.

Note 9.    Convertible Senior Notes

In September 2018, we issued $575.0 million aggregate principal amount of 0.5% Convertible Senior Notes due in 2023, including the initial purchasers’ exercise in full of their option to purchase an additional $75.0 million principal amount of the Notes, in a private placement to qualified institutional buyers in an offering exempt from registration under the Securities Act. The net proceeds from the issuance of the Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs.

The Notes are governed by an indenture (the “Indenture”) between us, as the issuer, and U.S. Bank National Association, as trustee. The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness then existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. The Indenture does not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The Notes mature on September 15, 2023, unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2019.

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

As of July 31, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

The net carrying value of the liability component of the Notes was as follows:

(in thousands)	July 31, 2019
Principal	$575,000
Less: unamortized debt discount	(113,845)
Less: unamortized transaction costs	(9,221)
Net carrying amount	$451,934

The net carrying amount of the equity component of the Notes was as follows:

(in thousands)	July 31, 2019
Proceeds allocated to the conversion option (debt discount)	$134,667
Less: transaction costs	(3,336)
Net carrying amount	$131,331

The interest expense recognized related to the Notes was as follows:

(in thousands)	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Contractual interest expense	$719	$1,429
Amortization of debt discount	6,058	12,028
Amortization of transaction costs	490	974
Total	$7,267	$14,431

Capped Calls

In connection with the offering of the Notes, we entered into privately-negotiated capped call transactions ("Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $71.50 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $110.00 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8.0 million shares of common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $67.6 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

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

Note 10. Leases

We lease office space and equipment under non-cancelable operating lease agreements that expire at various dates through February 2032. As of July 31, 2019, we have no finance leases.

The following table is a summary of our operating lease costs, (in thousands):

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Operating lease cost	$6,625	$12,331
Short-term lease cost	172	441
Variable lease cost and other, net	138	187
Total lease cost	$6,935	$12,959

Future lease payments as of July 31, 2019, were as follows (in thousands):

Fiscal 2020, remainder	$11,227
Fiscal 2021	26,340
Fiscal 2022	27,291
Fiscal 2023	27,697
Fiscal 2024	27,784
Thereafter	79,339
Total undiscounted cash flows	$199,678
Less imputed interest	(31,992)
Present value of lease liabilities	$167,686
Weighted average remaining term (years)	8.2
Weighted average discount rate	4.4%

The future minimum annual lease payments as of January 31, 2019, related to the outstanding lease agreements were as follows (in thousands):

Fiscal 2020	$22,198
Fiscal 2021	22,617
Fiscal 2022	22,556
Fiscal 2023	23,173
Fiscal 2024	23,373
Thereafter	34,634
Total minimum lease payments	$148,551

Note 11.    Commitments and Contingencies

As of July 31, 2019, we had unused letters of credit outstanding associated with our various operating leases totaling $9.8 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of July 31, 2019, our noncancelable contractual obligations with a remaining term of more than one year were as follows (in thousands):

Fiscal 2020, remainder	$4,322
Fiscal 2021	10,987
Fiscal 2022	9,379
Fiscal 2023	898
Fiscal 2024	943
Thereafter	4,555
Total	$31,084

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnifications is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of July 31, 2019, and January 31, 2019. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

Claims and Litigation

From time to time, we may be subject to legal proceedings, claims and litigations made against us in the ordinary course of business. We believe the final outcome of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. In June 2011, RMail Limited, RPost Communications Limited and RPost Holdings filed a complaint against us for patent infringement in the U.S. District Court for the Eastern District of Texas. In October 2012, RPost Holdings Inc. and RPost Communications Limited filed another patent infringement complaint against us in the same court. In August 2019, subsequent to quarter end, we and such RPost entities entered into a settlement agreement, and both cases were dismissed. The settlement amount, included in Other liabilities—current as of July 31, 2019, was not material to our financial statements.

Note 12. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the "2018 Plan"), the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and the Amended and Restated 2003 Stock Plan (the “2003 Plan”).

Our board of directors adopted, and our stockholders approved, the 2018 Plan during the year ended January 31, 2019. The 2018 Plan went into effect in April 2018 upon the effectiveness of our IPO Registration Statement. This plan serves as a successor to the 2011 Plan and 2003 Plan and provides for the grant of stock-based awards to our employees, directors and consultants. No additional awards under the 2011 Plan or 2003 Plan were made as of the effective date of the 2018 Plan. Outstanding awards under these two plans continue to be subject to the terms and conditions of the respective plans.

Shares available for grant under the 2011 Plan that were reserved but not issued as of the effective date of the 2018 Plan were added to the reserves of the 2018 Plan. Any shares subject to outstanding awards originally granted under the 2011 Plan that: (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise return to the Company; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award shall become available for future issuance pursuant to the 2018 Plan. As of July 31, 2019, 24.3 million shares were available for future issuance under the 2018 Plan.

The number of shares reserved under the 2018 Plan will automatically increase on the first day of each fiscal year, starting on February 1, 2019, and continuing through February 1, 2028, in an amount equal to (i) 5% of the total number of shares of our capital stock outstanding on January 31st of the preceding fiscal year or (ii) a lesser number of shares as determined by our board of directors or a committee thereof. Pursuant to this automatic increase, the Compensation Committee of our board of directors approved an increase of 8.5 million shares reserved for issuance effective on February 1, 2019.

Stock Options

Option activity for the six months ended July 31, 2019, was as follows:

(in thousands, except per share and years data)	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2019	13,648	$12.27	5.38	$507,371
Options exercised	(3,869)	9.86
Options canceled/expired	(27)	17.67
Outstanding at July 31, 2019	9,752	$13.22	5.28	$375,487
Vested and expected to vest at July 31, 2019	9,653	$13.17	5.26	$372,090
Exercisable at July 31, 2019	8,518	$12.57	4.97	$333,456

As of July 31, 2019, our total unrecognized compensation cost related to stock option grants was $8.8 million. We expect to recognize this expense over the remaining weighted-average period of approximately 1.4 years.

RSUs

Substantially all the RSUs that we have issued through January 31, 2018, vest upon the satisfaction of both service-based and performance-based vesting conditions. The service-based condition is typically satisfied over a four-year service period. The performance-based condition related to these awards was satisfied upon the effectiveness of our IPO Registration Statement on April 26, 2018. On that date we recorded a cumulative stock-based compensation expense of $262.8 million using the accelerated attribution method for all the RSUs with the service condition fully satisfied. Majority of RSUs granted after January 31, 2018, vest on the satisfaction of a service-based condition only. From time to time, we also grant RSUs that are subject to performance-based or market-based vesting conditions. The performance-based conditions will be satisfied if our financial performance meets certain operating targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or total shareholder return are met. As of July 31, 2019, we had 0.3 million unvested RSUs subject to performance-based conditions for which the performance condition was deemed probable as of period end and 0.2 million unvested RSUs subject to market-based conditions.

RSU activity for the six months ended July 31, 2019, was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2019	17,142	$34.56
Granted	4,760	52.91
Vested	(4,180)	26.07
Canceled	(1,283)	37.52
Unvested at July 31, 2019	16,439	$41.78

As of July 31, 2019, our total unrecognized compensation cost related to RSUs was $498.3 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.4 years.

2018 Employee Stock Purchase Plan

Our 2018 Employee Stock Purchase Plan (“2018 ESPP”) allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase our common stock at a discounted price per share. The price at which common stock is purchased under the 2018 ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The 2018 ESPP provides for separate six-month offering periods that begin on September 15 and March 15 each year. The initial offering period ran from September 15, 2018, through March 14, 2019. In the six months ended July 31, 2019, 0.2 million shares of our common stock were purchased under the 2018 ESPP. Compensation expense related to the ESPP was $2.1 million and $4.0 million for the three and six months ended July 31, 2019.

The number of shares reserved under the 2018 ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of July 31, 2019, 5.3 million shares were reserved for future issuance under the 2018 ESPP.

Note 13.    Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(68,632)	$(36,714)	$(114,354)	$(307,401)
Less: preferred stock accretion	—	—	—	(353)
Net loss attributable to common stockholders	$(68,632)	$(36,714)	$(114,354)	$(307,754)
Denominator:
Weighted-average common shares outstanding	175,389	166,084	173,773	102,284
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.39)	$(0.22)	$(0.66)	$(3.01)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	July 31,
(in thousands)	2019	2018
Stock options	9,752	18,122
RSUs	15,893	18,908
ESPP	288	—
Total antidilutive securities	25,933	37,030

The table above does not include 0.5 million and 0.2 million RSUs outstanding as of July 31, 2019 and 2018, as these RSUs are subject to operating and stock price targets that were not considered to be met as of the reporting period.

Note 14.    Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our income tax provisions were $1.2 million and $1.9 million for the three months ended July 31, 2019 and 2018, and $2.5 million and $2.7 million for the six months ended July 31, 2019 and 2018. The provision was primarily driven by foreign tax expenses, resulting foreign earnings in certain foreign jurisdictions, partially offset by excess benefits from stock option settlements.

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

As of July 31, 2019, our gross unrecognized tax benefits totaled $10.9 million, excluding related accrued interest and penalties, all of which would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

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

Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
U.S.	$193,736	$138,543	$370,002	$268,357
International	41,876	28,501	79,572	54,495
Total revenue	$235,612	$167,044	$449,574	$322,852

No single country other than the U.S. had revenue greater than 10% of total revenue for the three and six months ended July 31, 2019 and 2018.

Our property and equipment by geographic area were as follows:

(in thousands)	July 31, 2019	January 31, 2019
U.S.	$76,349	$60,625
International	15,729	15,207
Total property and equipment	$92,078	$75,832

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

As the core part of our broader software suite for automating the agreement process, we offer the world’s #1 e-signature solution. We call our suite the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across e-signature and addresses the broader agreement process. As a result, over 535,000 customers and hundreds of millions of users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. DocuSign eSignature integrates with popular business apps, and our functionality can also be embedded using our API. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

We offer access to our platform on a subscription basis and price such subscriptions based on the functionality required by our customers and the quantity of Envelopes provisioned. Similar to how physical agreements were mailed for signature in paper envelopes historically, an Envelope is a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, such as buying a home, multiple Envelopes are used over the course of the process. To drive customer reach and adoption, we also offer for free certain limited-time or feature-constrained versions of our platform.

We generate substantially all our revenue from sales of subscriptions, which accounted for 94% and 95% for the three months ended July 31, 2019 and 2018, and 94% and 95% of our revenue for the six months ended July 31, 2019 and 2018. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 6% and 5% of our revenue for the three months ended July 31, 2019 and 2018, and 6% and 5% for the six months ended July 31, 2019 and 2018. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps to drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

We offer subscriptions to our software suite to enterprise businesses, commercial businesses and very small businesses ("VSBs"), which include professionals, sole proprietorships and individuals. We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We offer more than 300 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning various industries and countries with no significant customer concentration. No single customer accounted for more than 10% of total revenue for each of the three and six months ended July 31, 2019 and 2018.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs. We later expanded our focus to target enterprise customers by adding our first enterprise sales professionals in the year ended January 31, 2011. In the year ended January 31, 2013, we began to gain meaningful traction selling into new enterprise accounts with aggregate ACV exceeding $5 million. To demonstrate this growth over time, the number of our customers with greater than $300,000 in ACV has increased from approximately 30 as of January 31, 2013 to 371 customers as of July 31, 2019. Each of our customer types have different purchasing patterns. VSBs tend to become customers quickly with very little to no direct interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three and Six Months Ended July 31, 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Total revenue	$235,612	$167,044	$449,574	$322,852
Total costs and expenses	300,334	204,764	556,733	628,130
Total stock-based compensation expense	55,792	40,165	98,063	309,959
Loss from operations	(64,722)	(37,720)	(107,159)	(305,278)
Net loss	(68,632)	(36,714)	(114,354)	(307,401)
Cash provided by operating activities	26,405	22,695	72,060	37,688
Capital expenditures	(14,554)	(4,336)	(29,791)	(10,520)

Cash, cash equivalents and investments were $930.4 million as of July 31, 2019.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of July 31, 2019, we had over 535,000 customers, including over 60,000 enterprise and commercial customers, as compared to over 425,000 customers and over 45,000 enterprise and commercial customers as of July 31, 2018. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We generally define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses ("SMBs"), which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. VSBs include companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue represented 18% and 17% of our total revenue for the three months ended July 31, 2019 and 2018, and 18% and 17% of our total revenue for the six months ended July 31, 2019 and 2018. We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, as we were able to leverage our core technologies in these jurisdictions since they have a similar approach to e-signature as the United States ("U.S."). We have since made significant investments to be able to offer our solutions in select civil law countries. For example, in Europe, we have Standards-Based Signature technology tailored for electronic IDentification, Authentication and trust Services ("eIDAS"). In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

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

General and Administrative Expense. General and administrative expense consists primarily of personnel costs associated with administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs and allocated overhead. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.

Interest Expense

After the issuance of 0.5% Convertible Senior Notes in September 2018, which are due 2023 (the "Notes"), interest expense consists primarily of contractual interest expense, amortization of discount and amortization of debt issuance costs on our Notes. Prior to the issuance of the Notes, interest expense consisted primarily of commitment fees and amortization of costs related to our loan facility.

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

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Revenue:
Subscription	$220,811	$158,461	$422,269	$306,659
Professional services and other	14,801	8,583	27,305	16,193
Total revenue	235,612	167,044	449,574	322,852
Cost of revenue:
Subscription	39,472	23,057	72,591	55,495
Professional services and other	21,704	13,304	40,604	39,160
Total cost of revenue	61,176	36,361	113,195	94,655
Gross profit	174,436	130,683	336,379	228,197
Operating expenses:
Sales and marketing	150,886	103,779	280,822	294,864
Research and development	47,517	33,773	84,700	104,643
General and administrative	40,755	30,851	78,016	133,968
Total expenses	239,158	168,403	443,538	533,475
Loss from operations	(64,722)	(37,720)	(107,159)	(305,278)
Interest expense	(7,273)	(47)	(14,429)	(240)
Interest income and other income, net	4,531	2,998	9,748	770
Loss before provision for income taxes	(67,464)	(34,769)	(111,840)	(304,748)
Provision for income taxes	1,168	1,945	2,514	2,653
Net loss	$(68,632)	$(36,714)	$(114,354)	$(307,401)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue:
Subscription	94%	95%	94%	95%
Professional services and other	6	5	6	5
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	14	16	17
Professional services and other	9	8	9	12
Total cost of revenue	26	22	25	29
Gross profit	74	78	75	71
Operating expenses:
Sales and marketing	64	62	62	91
Research and development	20	20	19	33
General and administrative	17	19	18	42
Total expenses	101	101	99	166
Loss from operations	(27)	(23)	(24)	(95)
Interest expense	(3)	—	(3)	—
Interest income and other income, net	1	2	2	1
Loss before provision for income taxes	(29)	(21)	(25)	(94)
Provision for income taxes	—	1	—	1
Net loss	(29)%	(22)%	(25)%	(95)%

The following discussion and analysis are for the three and six months ended July 31, 2019, compared to the same periods in 2018, unless otherwise stated.

Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Revenue:
Subscription	$220,811	$158,461	39%	$422,269	$306,659	38%
Professional services and other	14,801	8,583	72%	27,305	16,193	69%
Total revenue	$235,612	$167,044	41%	$449,574	$322,852	39%

Subscription Revenue

Subscription revenue increased $62.4 million, or 39%, in the three months ended July 31, 2019, and $115.6 million, or 38%, in the six months ended July 31, 2019. The increases were primarily attributable to higher subscription sales to new and existing customers and the addition of offerings related to SpringCM.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality and attract new customers.

Professional Services and Other Revenue

Professional services and other revenue increased by $6.2 million, or 72%, in the three months ended July 31, 2019, and $11.1 million, or 69%, in the six months ended July 31, 2019, primarily due to increased engagement of professional services to support our growing customer base and the addition of services from SpringCM.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except for percentages)	2019	2018	% Change		2019	2018	% Change
Cost of revenue:
Subscription	$39,472	$23,057	71%		$72,591	$55,495	31%
Professional services and other	21,704	13,304	63%		40,604	39,160	4%
Total cost of revenue	$61,176	$36,361	68%		$113,195	$94,655	20%
Gross margin:
Subscription	82%	85%	(3	)pts	83%	82%	1	pts
Professional services and other	(47)%	(55)%	8	pts	(49)%	(142)%	93	pts
Total gross margin	74%	78%	(4	)pts	75%	71%	4	pts

Cost of Subscription Revenue

Cost of subscription revenue increased $16.4 million, or 71%, in the three months ended July 31, 2019, primarily due to:

▪	An increase of $8.8 million in operating costs to support our platform, the addition of SpringCM and higher data center costs; and

▪	An increase of $4.2 million in personnel costs primarily driven by increases in headcount and the addition of SpringCM employees.

Cost of subscription revenue increased $17.1 million, or 31%, in the six months ended July 31, 2019, primarily due to:

▪	An increase of $12.3 million in operating costs to support our platform and the addition of SpringCM; and

▪	An increase of $7.3 million in personnel costs primarily driven by increases in headcount.
These increases were partially offset by a decrease of $6.1 million in stock-based compensation expense as the six months ended July 31, 2018, included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO.

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue increased $8.4 million, or 63%, in the three months ended July 31, 2019, primarily due:

▪	An increase of $3.4 million in personnel costs primarily related to the increased headcount in our professional services organization and the addition of SpringCM employees; and

▪	An increase of $2.0 million in stock-based compensation expense due to higher headcount.

Cost of professional services and other revenue increased $1.4 million, or 4%, in the six months ended July 31, 2019, primarily due to:

▪	An increase of $6.8 million in personnel costs primarily related to increased headcount in our professional services organization and the addition of SpringCM employees; and

▪	An increase of $2.7 million primarily related to the impact of the acquisition of SpringCM.
The increases in cost of professional services were partially offset by a decrease of $10.6 million in stock-based compensation expense as the six months ended July 31, 2018, included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Sales and marketing	$150,886	$103,779	45%	280,822	294,864	(5)%
Percentage of revenue	64%	62%		62%	91%

Sales and marketing expenses increased $47.1 million, or 45%, in the three months ended July 31, 2019, primarily due to:

▪	An increase of $21.7 million in personnel costs driven by increased headcount, addition of SpringCM employees and higher commissions from higher sales;

▪	An increase of $9.2 million in stock-based compensation expense due to higher headcount;

▪	An increase of $5.7 million in allocated overhead due to higher allocated IT and facility costs;

▪	An increase of $4.2 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns; and

▪	An increase of $3.2 million in depreciation and amortization due to the amortization of certain intangible assets acquired in the SpringCM acquisition on September 4, 2018.

Sales and marketing expenses decreased $14.0 million, or 5%, in the six months ended July 31, 2019, primarily due to a decrease of $85.2 million in stock-based compensation expense as the six months ended July 31, 2018, included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease was partially offset by:

▪
An increase of $40.3 million in personnel costs driven by increased headcount, addition of SpringCM employees, higher commissions in line with higher sales and headcount, as well as the employer portion of payroll taxes related to restricted stock unit ("RSU") settlements with no such expense in the prior year;

▪	An increase of $10.0 million in allocated overhead due to higher allocated IT and facility costs;

▪	An increase of $6.8 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;

▪	An increase of $5.8 million in depreciation and amortization due to the amortization of the intangible assets acquired in the SpringCM acquisition on September 4, 2018; and

▪	An increase of $4.0 million in other expenses primarily due to higher spend on employee-related costs.

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Research and development	$47,517	$33,773	41%	84,700	104,643	(19)%
Percentage of revenue	20%	20%		19%	33%

Research and development expenses increased $13.7 million, or 41%, in the three months ended July 31, 2019, primarily due to:

▪	An increase of $6.0 million in personnel costs due to increased headcount and the addition of SpringCM employees; and

▪	An increase of $4.6 million in stock-based compensation expense due to higher headcount.

Research and development expenses decreased $19.9 million, or 19%, in the six months ended July 31, 2019, primarily due to a decrease of $35.3 million in stock-based compensation expense as the six months ended July 31, 2018, included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease was partially offset by:

▪	An increase of $9.7 million in personnel costs due to higher headcount and the addition of SpringCM employees; and

▪	An increase of $2.1 million in allocated overhead due to increased allocated IT and facility costs.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
General and administrative	$40,755	$30,851	32%	78,016	133,968	(42)%
Percentage of revenue	17%	19%		18%	42%

General and administrative expenses increased $9.9 million, or 32%, in the three months ended July 31, 2019, primarily due to:

▪	An increase of $4.6 million in professional fees, driven by RPost litigation and settlement expenses, partially offset by higher professional fees incurred in prior year as a newly public company; and

▪	An increase of $3.9 million in personnel costs due to higher headcount.

General and administrative expenses decreased $56.0 million, or 42%, in the six months ended July 31, 2019, primarily due to a decrease of $71.8 million in stock-based compensation expense as the six months ended July 31, 2018, included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease was partially offset by:

▪	An increase of $7.6 million in personnel costs due to higher headcount and the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year; and

▪	An increase of $5.5 million in litigation costs.

Interest expense

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Interest expense	$(7,273)	$(47)	NM	(14,429)	(240)	NM
Percentage of revenue	(3)%	—%		(3)%	—%

Interest expense increased by $7.2 million and $14.2 million in the three and six months ended July 31, 2019, due to interest expense and amortization of discount and transaction costs on our Notes issued in September 2018.

Interest Income and Other Income, Net

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Interest income	$3,940	$2,936	34%	7,618	3,384	125%
Foreign currency gain (loss)	(837)	159	NM	(1,261)	2,338	NM
Other	1,428	(97)	NM	3,391	(4,952)	NM
Interest income and other income, net	$4,531	$2,998	51%	$9,748	$770	NM
Percentage of revenue	1%	2%		2%	1%

Interest income and other income, net, increased by $1.5 million and $9.0 million, in the three and the six months ended July 31, 2019, primarily due to accretion on marketable securities and higher interest income on our cash and cash equivalents and on investments in marketable securities.

Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Provision for income taxes	$1,168	$1,945	(40)%	2,514	2,653	(5)%
Percentage of revenue	—%	1%		—%	1%

Provision for income taxes decreased by $0.8 million, or 40%, in the three months ended July 31, 2019 and decreased $0.1 million, or 5%, in the six months ended July 31, 2019. The provision primarily consisted of foreign tax expenses, resulting from foreign earnings in certain foreign jurisdictions, partially offset by excess benefits from stock option settlements.

Liquidity and Capital Resources

Our principal sources of liquidity were cash and cash equivalents, investments and cash generated from operations. As of July 31, 2019, we had $750.3 million in cash and cash equivalents and short-term investments. We also had $180.1 million in long-term investments that provide additional capital resources.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations of $72.1 million in the six months ended July 31, 2019, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.0 billion as of July 31, 2019. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets as accounts receivable until collection and contract liabilities. Our accounts receivable decreased by $35.9 million in the six months ended July 31, 2019, compared to a decrease of $15.4 million in the six months ended July 31, 2018, which resulted in a $20.5 million increase in cash provided by operating activities. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Contract liabilities consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2019, we had contract liabilities of $410.5 million, compared to $388.8 million as of January 31, 2019. The increase in contract liabilities resulted in net cash provided by operating activities of $21.7 million. Therefore, our growth in billings to existing and new customers has a net beneficial impact on our cash flows from operating activities, after consideration of the impact on our accounts receivable.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change
Net cash provided by (used in):
Operating activities	$72,060	$37,688	$34,372
Investing activities	(331,728)	(10,520)	(321,208)
Financing activities	(32,967)	536,101	(569,068)
Effect of foreign exchange on cash and cash equivalents	(1,120)	(1,543)	423
Net change in cash, cash equivalents and restricted cash	$(293,755)	$561,726	$(855,481)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $34.4 million for the six months ended July 31, 2019. This change was primarily due to a decrease of $193.0 million in net loss, partially offset by a decrease of $170.9 million in non-cash expenses. The decrease in non-cash expenses was primarily driven by a $211.9 million decrease in stock-based compensation expense as the six months ended July 31, 2018, included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease was partially offset by higher non-cash amortization expenses.

Net cash provided by operating assets and liabilities increased by $12.2 million driven by an increase of $20.5 million in cash provided from changes in accounts receivable and $16.8 million in cash provided from changes in accounts payable and accrued expenses driven by the timing of cash receipts and payments. These were partially offset by an increase of $18.1 million in cash used in deferred contract acquisition and fulfillment costs and $7.2 million in payments of operating lease liabilities.

Cash Flows from Investing Activities

Cash used in investing activities increased by $321.2 million in the six months ended July 31, 2019. We used $301.9 million to purchase marketable securities and other investments, net of maturities. The remainder of the increase in cash used in investing activities related to higher spend on purchases of property and equipment.

Cash Flows from Financing Activities

We used $33.0 million in financing activities in the six months ended July 31, 2019. In the comparative prior period, financing activities provided $536.1 million. We received $529.3 million of proceeds from issuance of common stock in our IPO, net of underwriting commissions, in the six months ended July 31, 2018. In the six months ended July 31, 2019, we used $86.0 million to remit tax withholding obligations on RSUs settled during the period with no such payment in the six months ended July 31, 2018. This was partially offset by $42.7 million increase in proceeds from exercise of stock options and employee stock purchase plan.

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

As of July 31, 2019, we had unused letters of credit outstanding associated with our various operating leases totaling $9.8 million.

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

Reconciliation of gross profit and gross margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
GAAP gross profit	$174,436	$130,683	$336,379	$228,197
Add: Stock-based compensation	7,936	4,410	13,658	30,410
Add: Amortization of acquisition-related intangibles	1,381	1,003	3,008	2,671
Add: Employer payroll tax on employee stock transactions	541	—	1,193	—
Non-GAAP gross profit	$184,294	$136,096	$354,238	$261,278
GAAP gross margin	74%	78%	75%	71%
Non-GAAP adjustments	4%	3%	4%	10%
Non-GAAP gross margin	78%	81%	79%	81%

GAAP subscription gross profit	$181,339	$135,404	$349,678	$251,164
Add: Stock-based compensation	3,115	1,588	5,397	11,543
Add: Amortization of acquisition-related intangibles	1,381	1,003	3,008	2,671
Add: Employer payroll tax on employee stock transactions	211	—	432	—
Non-GAAP subscription gross profit	$186,046	$137,995	$358,515	$265,378
GAAP subscription gross margin	82%	85%	83%	82%
Non-GAAP adjustments	2%	2%	2%	5%
Non-GAAP subscription gross margin	84%	87%	85%	87%

GAAP professional services and other gross loss	$(6,903)	$(4,721)	$(13,299)	$(22,967)
Add: Stock-based compensation	4,821	2,822	8,261	18,867
Add: Employer payroll tax on employee stock transactions	330	—	761	—
Non-GAAP professional services and other gross loss	$(1,752)	$(1,899)	$(4,277)	$(4,100)
GAAP professional services and other gross margin	(47)%	(55)%	(49)%	(142)%
Non-GAAP adjustments	35%	33%	33%	117%
Non-GAAP professional services and other gross margin	(12)%	(22)%	(16)%	(25)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
GAAP operating loss	$(64,722)	$(37,720)	$(107,159)	$(305,278)
Add: Stock-based compensation	55,792	40,165	98,063	309,959
Add: Amortization of acquisition-related intangibles	4,420	1,768	9,153	4,201
Add: Employer payroll tax on employee stock transactions	3,864	—	9,619	—
Non-GAAP operating income (loss)	$(646)	$4,213	$9,676	$8,882
GAAP operating margin	(27)%	(23)%	(24)%	(95)%
Non-GAAP adjustments	27%	26%	26%	98%
Non-GAAP operating margin	—%	3%	2%	3%

Reconciliation of net income (loss):

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2019	2018	2019	2018
GAAP net loss	$(68,632)	$(36,714)	$(114,354)	$(307,401)
Add: Stock-based compensation	55,792	40,165	98,063	309,959
Add: Amortization of acquisition-related intangibles	4,420	1,768	9,153	4,201
Add: Employer payroll tax on employee stock transactions	3,864	—	9,619	—
Add: Amortization of debt discount and issuance costs	6,548	—	13,002	—
Non-GAAP net income	$1,992	$5,219	$15,483	$6,759

Computation of free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Net cash provided by operating activities	$26,405	$22,695	$72,060	$37,688
Less: purchase of property and equipment	(14,554)	(4,336)	(29,791)	(10,520)
Non-GAAP free cash flow	$11,851	$18,359	$42,269	$27,168
Net cash used in investing activities	$(18,237)	$(4,336)	$(331,728)	$(10,520)
Net cash provided by (used in) financing activities	$(19,647)	$530,480	$(32,967)	$536,101

Computation of billings:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Revenue	$235,612	$167,044	$449,574	$322,852
Add: Contract liabilities and refund liability, end of period	412,953	300,426	412,953	300,426
Less: Contract liabilities and refund liability, beginning of period	(395,254)	(293,667)	(390,887)	(282,943)
Add: Contract assets and unbilled accounts receivable, beginning of period	16,810	14,555	13,436	16,899
Less: Contract assets and unbilled accounts receivable, end of period	(17,757)	(16,196)	(17,757)	(16,196)
Non-GAAP billings	$252,364	$172,162	$467,319	$341,038

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of July 31, 2019, we had cash, cash equivalents and investments of $930.4 million, which consisted primarily of bank deposits, money market funds, commercial paper, and corporate notes and bonds. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $4.5 million decline or increase of the fair value of our investment portfolio as of July 31, 2019. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of "Accumulated other comprehensive loss" within "Stockholders' equity". Gains or losses due to transactions in foreign currencies are included in “Interest and other income, net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

In June 2011, RMail Limited, RPost Communications Limited and RPost Holdings filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas (RMail Limited, et al. v. DocuSign, Inc., et al., Case No. 2:10-cv-258-JRG). In October 2012, RPost Holdings Inc. and RPost Communications Limited filed another patent infringement complaint against us in the same court (RPost Holdings, Inc., et al. v. DocuSign, Inc., et al., Case No. 12-cv-683-JRG). In August 2019, we and such RPost entities entered into a settlement agreement and both cases were dismissed.

In future litigation it may be necessary, among other things, to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $114.4 million and $307.4 million in the six months ended July 31, 2019 and 2018, and as of July 31, 2019, we had an accumulated deficit of $1.0 billion. We will need to generate and sustain increased revenue levels in future periods in order to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform. We also plan to continue to invest to expand the functionality of our platform to automate the agreement process, expand our infrastructure and technology to meet the needs of our customers, expand our sales headcount, increase our marketing activities and grow our international operations. We will also face increased compliance costs associated with growth, the expansion of our customer base and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Our revenue grew from $167.0 million in the three months ended July 31, 2018 to $235.6 million in the three months ended July 31, 2019. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on a number of factors, including our ability to:

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

In addition, many foreign countries and governmental bodies, including within the EU, have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, partners or our vendors must comply. In certain cases, these laws and regulations are more restrictive than those in the U.S. and apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, on-line identifiers and in some jurisdictions, Internet Protocol ("IP") addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

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

As of July 31, 2019, we had $260.5 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

We may be the subject of lawsuits that allege our solutions infringe the intellectual property rights of other companies. For example, in June 2011, RMail Limited, RPost Communications Limited and RPost Holdings filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. In October 2012, RPost Holdings Inc. and RPost Communications Limited filed another patent infringement complaint against us in the same court. In August 2019, we and such RPost entities entered into a settlement agreement and both cases were dismissed.

A decision in favor of the plaintiffs in any future lawsuits, could subject us to significant liability for damages and our ability to develop and sell our products may be harmed. We also may be required to redesign our products, delay releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our solutions. Requiring us to change one or more aspects of the way we deliver our solutions may harm our business. Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results or financial condition.

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

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of our activities. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our software suite or services as a result of any such claims. In addition, our customer agreements generally include a warranty that the proper use of DocuSign by a customer in accordance with the agreement and applicable law will be sufficient to meet the definition of an “electronic signature” as defined in the ESIGN Act and eIDAS. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

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
These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. As of January 31, 2019, the deferred tax asset was offset by a valuation allowance; thus, there was no risk to the consolidated financial statements as of that date.
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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the six months ended July 31, 2019 total revenue generated from customers outside the U.S. was 18% of our total revenue. We currently have offices in the U.S., as well as Australia, Brazil, Canada, France, Germany, Ireland, Israel, Japan, Singapore, and United Kingdom. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2019, approximately 26% of our full-time employees were located outside of the U.S. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with developing software and providing support in many languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could negatively affect our results of operations.

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

As of July 31, 2019, we had $575.0 million (undiscounted) principal amount of indebtedness under our Notes. Our indebtedness may:

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

Any future indebtedness would likely contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. If we seek to enter into a credit facility, we may not be able to obtain debt financing on terms that are favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

In connection with the Notes, we entered into capped call transactions with certain financial institutions (the "option counterparties”). The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes, with such reduction and/or offset subject to a cap.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle the RSUs granted by us. In the six months ended July 31, 2019 we expended $86.0 million to satisfy tax withholding and remittance obligations on RSUs that settled during the period. To settle these RSUs, we withheld shares and remitted income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as a net settlement.

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

We incurred, and expect to continue to incur, increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incurred significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

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

Our amended and restated certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Recently, the Delaware Chancery Court issued an opinion invalidating such provision. In light of that recent decision, we will not attempt to enforce this provision of our amended and restated certificate of incorporation to the extent it is not permitted by applicable law. As a result, we may incur additional costs associated with resolving disputes that would otherwise be restricted by that provision in other jurisdictions, which could seriously harm our business.

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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.1#	Form of Performance Stock Unit Grant Notice under 2018 Equity Incentive Plan
10.2#	Amended and Restated Non-Employee Director Compensation Policy
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan, contract or agreement
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

Date: September 6, 2019

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Chief Financial Officer
(Principal Accounting and Financial Officer)