Form 10-Q
period 2019-10-31
DOCUSIGN, INC.
filed 2019-12-06
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-38465
______________________________________
DOCUSIGN, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware			91-2183967
(State or Other Jurisdiction of Incorporation)			(I.R.S. Employer Identification Number)

221 Main St.	Suite 1550	San Francisco	California	94105
(Address of Principal Executive Offices)				(Zip Code)
(415) 489-4940
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DOCU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 179,455,116 shares of common stock, par value $0.0001, outstanding at November 30, 2019.

DOCUSIGN, INC.
TABLE OF CONTENTS

	Note Regarding Forward-Looking Statements
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of October 31, 2019 and January 31, 2019	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and the Nine Months Ended October 31, 2019 and 2018	6
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and the Nine Months Ended October 31, 2019 and 2018	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2019 and 2018	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 6.	Exhibits	72
	Exhibit Index	73
Signatures		74

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

▪	our ability to effectively sustain and manage our growth and future expenses, and our ability to achieve and maintain future profitability;

▪	our ability to attract new customers and to maintain and expand our existing customer base;

▪	our ability to scale and update our software suite to respond to customers’ needs and rapid technological change;

▪	the effects of increased competition on our market and our ability to compete effectively;

▪	our ability to expand use cases within existing customers and vertical solutions;

▪	our ability to expand our operations and increase adoption of our software suite internationally;

▪	our ability to strengthen and foster our relationship with developers;

▪	our ability to expand our direct sales force, customer success team and strategic partnerships around the world;

▪	our ability to identify targets for and execute potential acquisitions;

▪	our ability to successfully integrate the operations of businesses we may acquire, or to realize the anticipated benefits of such acquisitions;

▪	our ability to maintain, protect and enhance our brand;

▪	the sufficiency of our cash and cash equivalents to satisfy our liquidity needs;

▪	our failure or the failure of our software suite of services to comply with applicable industry standards, laws and regulations;

▪	our ability to maintain, protect and enhance our intellectual property;

▪	our ability to successfully defend litigation against us;

▪	our ability to attract large organizations as users;

▪	our ability to maintain our corporate culture;

▪	our ability to offer high-quality customer support;

▪	our ability to hire, retain and motivate qualified personnel;

▪	our ability to estimate the size and potential growth of our target market; and

▪	our ability to maintain proper and effective internal controls.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	October 31, 2019	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$197,697	$517,811
Investments—current	456,080	251,203
Restricted cash	414	367
Accounts receivable	159,464	174,548
Contract assets—current	17,921	10,616
Prepaid expense and other current assets	37,814	29,976
Total current assets	869,390	984,521
Investments—noncurrent	257,783	164,220
Property and equipment, net	105,917	75,832
Operating lease right-of-use assets	136,627	—
Goodwill	195,024	195,225
Intangible assets, net	60,759	74,203
Deferred contract acquisition costs—noncurrent	136,248	112,583
Other assets—noncurrent	24,617	8,833
Total assets	$1,786,365	$1,615,417
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$29,099	$19,590
Accrued expenses	33,094	21,755
Accrued compensation	70,860	77,553
Contract liabilities—current	423,742	381,060
Operating lease liabilities—current	18,743	—
Deferred rent—current	—	2,452
Other liabilities—current	12,956	13,903
Total current liabilities	588,494	516,313
Convertible senior notes, net	458,578	438,932
Contract liabilities—noncurrent	9,339	7,712
Operating lease liabilities—noncurrent	150,362	—
Deferred rent—noncurrent	—	24,195
Deferred tax liability—noncurrent	4,275	4,207
Other liabilities—noncurrent	5,955	9,696
Total liabilities	1,217,003	1,001,055
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of October 31, 2019 and January 31, 2019	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 179,252 shares outstanding as of October 31, 2019; 500,000 shares authorized, 169,303 shares outstanding as of January 31, 2019	18	17
Additional paid-in capital	1,660,313	1,545,088
Accumulated other comprehensive loss	(1,191)	(1,965)
Accumulated deficit	(1,089,778)	(928,778)
Total stockholders' equity	569,362	614,362
Total liabilities and stockholders' equity	$1,786,365	$1,615,417
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue:
Subscription	$238,072	$169,426	$660,341	$476,085
Professional services and other	11,430	8,959	38,735	25,152
Total revenue	249,502	178,385	699,076	501,237
Cost of revenue:
Subscription	43,178	28,709	115,769	84,204
Professional services and other	18,786	16,364	59,390	55,524
Total cost of revenue	61,964	45,073	175,159	139,728
Gross profit	187,538	133,312	523,917	361,509
Operating expenses:
Sales and marketing	149,231	117,051	430,053	411,915
Research and development	48,758	38,404	133,458	143,047
General and administrative	33,546	36,274	111,562	170,242
Total operating expenses	231,535	191,729	675,073	725,204
Loss from operations	(43,997)	(58,417)	(151,156)	(363,695)
Interest expense	(7,364)	(3,503)	(21,793)	(3,743)
Interest income and other income, net	5,801	3,395	15,549	4,165
Loss before provision for (benefit from) income taxes	(45,560)	(58,525)	(157,400)	(363,273)
Provision for (benefit from) income taxes	1,038	(5,712)	3,552	(3,059)
Net loss	$(46,598)	$(52,813)	$(160,952)	$(360,214)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.31)	$(0.92)	$(2.90)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	178,314	167,736	175,303	124,343

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	$1,336	$(1,483)	$(340)	$(6,896)
Unrealized gains on investments, net of tax	418	—	1,114	—
Other comprehensive income (loss)	1,754	(1,483)	774	(6,896)
Comprehensive loss	$(44,844)	$(54,296)	$(160,178)	$(367,110)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$3,534	$2,398	$8,931	$13,941
Cost of revenue—professional services	3,616	3,578	11,877	22,445
Sales and marketing	24,649	22,338	68,693	151,610
Research and development	11,679	9,919	30,959	64,546
General and administrative	9,258	13,515	30,339	109,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at July 31, 2019	175,953	$18	$1,612,786	$(2,945)	$(1,043,180)	$566,679
Exercise of stock options	1,877	—	19,815	—	—	19,815
Settlement of RSUs	1,777	—	—	—	—	—
Tax withholding on RSU settlement	(632)	—	(39,310)	—	—	(39,310)
Employee stock purchase plans	277	—	13,309	—	—	13,309
Employee stock-based compensation expense	—	—	53,677	—	—	53,677
Non-employee stock-based compensation expense	—	—	36	—	—	36
Net loss	—	—	—	—	(46,598)	(46,598)
Other comprehensive income, net	—	—	—	1,754	—	1,754
Balances at October 31, 2019	179,252	$18	$1,660,313	$(1,191)	$(1,089,778)	$569,362

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at July 31, 2018	156,786	$16	$1,555,185	$(2,010)	$(809,721)	$743,470
Exercise of stock options	469	—	5,048	—	—	5,048
Employee stock-based compensation expense	—	—	52,126	—	—	52,126
Non-employee stock-based compensation expense	—	—	53	—	—	53
Equity component of Convertible Senior Notes	—	—	131,331			131,331
Purchase of capped calls related to issuance of Convertible Senior Notes	—	—	(67,563)			(67,563)
Net loss	—	—	—	—	(52,813)	(52,813)
Other comprehensive loss, net	—	—	—	(1,483)	—	(1,483)
Balances at October 31, 2018	157,255	$16	$1,676,180	$(3,493)	$(862,534)	$810,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Continued) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2019	169,303	$17	$1,545,088	$(1,965)	$(928,778)	$614,362
Exercise of stock options	5,746	—	62,263	—	—	62,263
Settlement of RSUs	5,921	1	(1)	—	—	—
Tax withholding on RSU settlement	(2,226)	—	(125,288)	—	—	(125,288)
Employee stock purchase plan	508	—	23,872	—	—	23,872
Employee stock-based compensation expense	—	—	154,274	—	—	154,274
Non-employee stock-based compensation expense	—	—	105	—	—	105
Net loss	—	—	—	—	(160,952)	(160,952)
Cumulative impact of Topic 842 adoption	—	—	—	—	(48)	(48)
Other comprehensive income, net	—	—	—	774	—	774
Balances at October 31, 2019	179,252	$18	$1,660,313	$(1,191)	$(1,089,778)	$569,362

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balances at January 31, 2018	100,226	$547,501	35,700	$4	$160,265	$3,403	$(502,320)	$(338,648)
Exercise of stock options	—	—	1,869	—	15,365	—	—	15,365
Employee stock-based compensation expense	—	—	—	—	362,260	—	—	362,260
Non-employee stock-based compensation expense	—	—	—	—	886	—	—	886
Accretion of preferred stock	—	353	—	—	(353)	—	—	(353)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	19,314	2	525,297	—	—	525,299
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(100,226)	(547,854)	100,350	10	547,844	—	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	848	—	—	848
Equity component of Convertible Senior Notes	—	—	—	—	131,331	—	—	131,331
Purchase of capped calls related to issuance of Convertible Senior Notes	—	—	—	—	(67,563)	—	—	(67,563)
Exercise of warrants	—	—	22	—	—	—	—	—
Net loss	—	—	—	—	—	—	(360,214)	(360,214)
Other comprehensive loss, net	—	—	—	—	—	(6,896)	—	(6,896)
Balances at October 31, 2018	—	$—	157,255	$16	$1,676,180	$(3,493)	$(862,534)	$810,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(160,952)	$(360,214)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	36,916	26,024
Amortization of deferred contract acquisition and fulfillment costs	49,360	29,889
Amortization of debt discount and transaction costs	19,647	3,147
Non-cash operating lease costs	13,843	—
Stock-based compensation expense	150,799	361,707
Deferred income taxes	42	(7,347)
Other	(2,142)	(2,079)
Changes in operating assets and liabilities
Accounts receivable	15,084	1,366
Contract assets	(7,223)	2,774
Prepaid expenses and other current assets	(2,036)	(2,383)
Deferred contract acquisition and fulfillment costs	(77,800)	(52,545)
Other assets	926	2,002
Accounts payable	2,306	(5,990)
Accrued expenses	7,236	3,610
Accrued compensation	(6,693)	2,171
Contract liabilities	44,309	35,856
Operating lease liabilities	(10,886)	—
Other liabilities	(2,545)	3,961
Net cash provided by operating activities	70,191	41,949
Cash flows from investing activities:
Purchases of marketable securities	(753,934)	—
Maturities of marketable securities	460,710	—
Purchases of strategic investments	(15,500)	—
Cash paid for acquisition, net of acquired cash	—	(218,779)
Purchases of property and equipment	(42,071)	(19,096)
Net cash used in investing activities	(350,795)	(237,875)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of initial purchasers' discounts and transaction costs	—	560,756
Purchase of capped calls related to issuance of convertible senior notes	—	(67,563)
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions	—	529,305
Payment of tax withholding obligation on RSU settlement	(125,288)	—
Proceeds from exercise of stock options	62,263	15,365
Proceeds from employee stock purchase plan	23,872	—
Payment of deferred offering costs	—	(3,692)
Net cash provided by (used in) financing activities	(39,153)	1,034,171
Effect of foreign exchange on cash, cash equivalents and restricted cash	(310)	(1,181)
Net increase (decrease) in cash, cash equivalents and restricted cash	(320,067)	837,064
Cash, cash equivalents and restricted cash at beginning of period	518,178	257,436
Cash, cash equivalents and restricted cash at end of period	$198,111	$1,094,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2019	2018
Supplemental disclosure:
Cash paid for interest	$2,852	$204
Cash paid for operating lease liabilities	16,313	—
Cash paid for taxes	1,745	2,718
Non-cash investing and financing activities:
Property and equipment in accounts payable and other accrued liabilities	$13,162	$4,889
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	848
Preferred stock accretion	—	353
Recognition of build-to-suit lease	—	2,479
Operating lease right-of-use assets exchanged for lease obligations	58,694	—
Derecognition of build-to-suit lease	2,479	—

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

Basis of Presentation and Principles of Consolidation

Our condensed consolidated financial statements include the accounts of DocuSign, Inc. and our subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Our condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2019 Annual Report on Form 10-K.

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for the year ending January 31, 2020.

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

We do not recognize right-of-use assets and liabilities for leases with a term of twelve months or less. Additionally, we do not separate nonlease components from the associated lease components for our office leases and certain other asset classes. The total consideration includes fixed payments and contractual escalation provisions. We are responsible for maintenance, insurance, property taxes and other variable payments, which are expensed as incurred. Our leases include options to renew or terminate. We include the option to renew or terminate in our determination of the lease term when the option is deemed to be reasonably assured to be exercised.

Operating leases are classified in “Operating lease right-of-use assets”, “Operating lease liabilities—current”, and “Operating lease liabilities—noncurrent” on our condensed consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in “Loss from operations” in our condensed consolidated statements of operations and comprehensive loss.

Strategic Investments

Our strategic investments consist of non-marketable equity investments in privately-held companies in which we do not have a controlling interest or significant influence. We have elected to apply the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred.

In March 2019, we purchased equity investments in privately-held companies totaling $15.5 million that were classified in “Other assets—noncurrent” on our condensed consolidated balance sheets. As there have been no material observable price changes, we have not recorded any adjustments resulting from observable price changes for identical or similar investments or impairment charges for any of our equity investments in privately-held companies in the nine months ended October 31, 2019. We had no such investments as of January 31, 2019.

Recently Adopted Accounting Pronouncements

On February 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). We elected the optional transition approach to not apply Topic 842 in the comparative periods presented. We elected the practical expedient to use hindsight when determining the lease term and the package of practical expedients to not reassess whether existing contracts contain leases, the lease classification for existing leases and whether existing initial direct costs meet the new definition. The adoption of Topic 842 resulted in the derecognition of $26.6 million in deferred rent and the recognition of total right-of-use assets of $93.9 million and total lease liabilities of $121.8 million as of the adoption date, with the most significant impact related to our office space leases, with cumulative effect adjustment being recorded in our accumulated deficit. Additionally, we derecognized $2.5 million related to the build-to-suit asset and corresponding liability upon adoption of this standard pursuant to the transition guidance provided for build-to-suit leases. The adoption of Topic 842 did not have a material impact to the consolidated statements of operations or statements of cash flows.

Other Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The FASB subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to eliminate inconsistencies and provide clarifications to the transition requirements of ASU No. 2016-13. These ASUs change the impairment model for most financial assets and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The ASUs are effective for interim and annual periods beginning after December 15, 2019. We are evaluating the impact of the adoption of the ASUs on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The ASU is effective for public business entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact of the adoption of the ASU on our consolidated financial statements.

Note 2. Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 95% of our revenue for both the three months ended October 31, 2019 and 2018. It accounted for approximately 94% and 95% of our revenue for the nine months ended October 31, 2019 and 2018.

The typical subscription term is one to three years. Most of our subscription contracts are noncancelable over the contractual term. Customers typically have the right to terminate their contracts for cause, if we fail to perform. As of October 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $673.3 million, which consists of both billed and unbilled consideration that we expect to recognize as subscription revenue. We expect to recognize 54% of the transaction price in the 12 months following October 31, 2019, in our consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

We do not disclose the transaction price allocated to remaining performance obligations for contracts with a contract term of one year or less. In addition, we do not disclose the transaction price related to revenue from professional services, training services and web revenue as revenue from these sources is recognized within one year.

Note 3. Fair Value Measurements
We carry certain assets at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs based on the observability as of the measurement date, is as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2	Observable inputs other than the quoted prices in active markets for identical assets and liabilities; and
Level 3	Unobservable inputs for which there is little or no market data, which require us to develop assumptions of what market participants would use in pricing the asset or liability.

The following table summarizes our financial assets that are measured at fair value on a recurring basis during the period:

	October 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents
Money market funds	$82,438	$—	$—	$82,438
Level 2:
Available-for-sale securities
Commercial paper	31,415	26	—	31,441
Corporate notes and bonds	368,440	982	(67)	369,355
U.S. Treasury securities	135,550	313	(3)	135,860
U.S. government agency securities	177,083	181	(57)	177,207
Level 2 total	712,488	1,502	(127)	713,863
Total	$794,926	$1,502	$(127)	$796,301

	January 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents
Money market funds	$350,063	$—	$—	$350,063
Level 2:
Cash equivalents
Commercial paper	76,828	—	(11)	76,817
Corporate notes and bonds	2,998	—	—	2,998
U.S. government agency securities	6,491	—	—	6,491
Available-for-sale securities
Commercial paper	86,655	4	(21)	86,638
Corporate notes and bonds	287,496	389	(105)	287,780
U.S. Treasury securities	4,982	—	(1)	4,981
U.S. government agency securities	36,021	7	(4)	36,024
Level 2 total	501,471	400	(142)	501,729
Total	$851,534	$400	$(142)	$851,792

Money market funds consist of cash equivalents with original maturities of three months or less at the date of purchase. We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments in money market funds. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of our available-for-sale marketable securities as of October 31, 2019, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$456,080
Due in one to two years	257,783
$713,863

As of October 31, 2019, we had a total of 181 available-for-sale securities, none of which were considered to be other-than-temporarily impaired.

Convertible Senior Notes

As of October 31, 2019, the estimated fair value of our 0.5% Convertible Senior Notes (the “Notes”) with aggregate principal amount of $575.0 million was $673.5 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes, net” on our consolidated balance sheets. Refer to Note 9 for further information.

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	October 31, 2019	January 31, 2019
Computer and network equipment	$64,204	$55,233
Software, including capitalized software development costs	34,371	27,959
Furniture and office equipment	12,343	9,511
Leasehold improvements	48,916	41,464
	159,834	134,167
Less: Accumulated depreciation	(77,094)	(66,479)
	82,740	67,688
Work in progress	23,177	8,144
	$105,917	$75,832

Depreciation expense associated with property and equipment was $8.4 million and $6.5 million for the three months ended October 31, 2019 and 2018, and $23.5 million and $17.9 million for the nine months ended October 31, 2019 and 2018.

As of January 31, 2019, leasehold improvements include $2.5 million related to the fair value of the Israel leased space that was recorded under the build-to-suit lease guidance. Upon adoption of Topic 842 on February 1, 2019, we derecognized the build-to-suit asset and recognized an operating right-of-use asset for the related lease within the condensed consolidated balance sheet as of October 31, 2019. Refer to Note 1 for additional information.

Note 5. Acquisition of SpringCM Inc.

On September 4, 2018, we completed the acquisition of SpringCM Inc. (“SpringCM”), a cloud-based document generation and contract lifecycle management software company based in Chicago, Illinois. With the addition of SpringCM's capabilities in document generation, redlining, advanced document management and end-to-end agreement workflow, the acquisition further accelerates the broadening of our solution beyond e-signature to the rest of the agreement process—from preparing to signing, acting-on and managing agreements. Under the terms of the merger agreement, we acquired SpringCM for approximately $218.8 million in cash, excluding cash acquired, working capital and transaction cost adjustments. Of the cash paid at closing, $8.2 million is held in escrow until 18 months after closing to partially secure our indemnification rights under the merger agreement.

Additionally, we granted certain continuing employees of SpringCM restricted stock units (“RSUs”) with service and performance conditions covering up to 0.5 million shares of our common stock with an aggregate grant date fair value of $26.5 million that will be accounted for as a post-acquisition compensation expense over the vesting period. The performance-based condition will be satisfied upon SpringCM meeting certain revenue targets during the year ending January 31, 2020, and will impact the quantity of shares that will vest. As of October 31, 2019, the performance-based condition was considered probable of being met.

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

The estimated useful lives, primarily based on the expected period of benefit to us, and fair values of the identifiable intangible assets at acquisition date were as follows:

(in thousands, except years)	Estimated Fair Value	Expected Useful Life
Existing technology	$11,900	3 years
Customer relationships—subscription	54,200	9 years
Backlog—subscription	6,400	2 years
Tradenames / trademarks	500	1 year
Total intangible assets	$73,000

In the year ended January 31, 2019, we incurred acquisition costs of $1.8 million. These costs included legal, accounting fees and other costs directly related to the acquisition and are recognized within operating expenses in our condensed consolidated statements of operations.

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

(in thousands, except per share data)	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
Revenue	$181,490	$517,507
Net loss	(57,433)	(384,917)
Net loss per share attributable to common stockholders, basic and diluted	(0.34)	(3.10)

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill for the nine months ended October 31, 2019, were as follows (in thousands):

Balance at January 31, 2019	$195,225
Cumulative translation adjustment	(201)
Balance at October 31, 2019	$195,024

Intangible assets consisted of the following:

		As of October 31, 2019			As of January 31, 2019
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	1.9	$31,594	$(24,138)	$7,456	$31,594	$(20,747)	$10,847
Tradenames / trademarks	0.5	2,419	(2,319)	100	2,419	(1,858)	561
Customer contracts & related relationships	7.7	65,782	(17,110)	48,672	65,782	(11,168)	54,614
Certifications	0.8	6,917	(5,884)	1,033	6,917	(4,846)	2,071
Maintenance contracts & related relationships	0.6	1,498	(1,328)	170	1,498	(1,104)	394
Backlog—Subscription	0.9	6,400	(3,705)	2,695	6,400	(1,304)	5,096
	6.5	$114,610	$(54,484)	60,126	$114,610	$(41,027)	73,583
Cumulative translation adjustment				633			620
Total				$60,759			$74,203

Amortization of finite-lived intangible assets for the three and nine months ended October 31, 2019 and 2018, was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Cost of subscription revenue	$1,348	$1,632	$4,356	$4,303
Sales and marketing	2,957	2,257	9,102	3,787
Total	$4,305	$3,889	$13,458	$8,090

As of October 31, 2019, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period:	(in thousands)
2020, remainder	$4,260
2021	13,818
2022	8,370
2023	6,023
2024	6,023
Thereafter	21,632
Total	$60,126

Note 7. Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $19.2 million and $11.9 million as of October 31, 2019 and January 31, 2019, of which $1.2 million and $1.3 million were noncurrent and included within “Other assets—noncurrent” on our consolidated balance sheets. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the nine months ended October 31, 2019 and 2018, we recognized revenue of $342.6 million and $238.1 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 8. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition costs:

	Nine Months Ended October 31,
(in thousands)	2019	2018
Beginning balance	$115,985	$77,344
Additions to deferred contract acquisition costs	66,416	51,038
Amortization of deferred contract acquisition costs	(42,099)	(28,561)
Cumulative translation adjustment	(1,188)	—
Ending balance	$139,114	$99,821

	October 31,
(in thousands)	2019	2018
Deferred contract acquisition costs, current	$2,866	$2,730
Deferred contract acquisitions costs, noncurrent	136,248	97,091
Total	$139,114	$99,821

The following table represents our contract fulfillment costs, which include third-party service fees:

	Nine Months Ended October 31,
(in thousands)	2019	2018
Beginning balance	$3,432	$3,316
Additions to deferred contract fulfillment costs	11,384	1,507
Amortization of deferred contract fulfillment costs	(7,261)	(1,328)
Ending balance	$7,555	$3,495

	October 31,
(in thousands)	2019	2018
Deferred contract fulfillment costs, current	$4,052	$1,042
Deferred contract fulfillment costs, noncurrent	3,503	2,453
Total	$7,555	$3,495

Current deferred contract acquisition and fulfillment costs are included in "Prepaid expense and other current assets" and noncurrent deferred contract fulfillment costs are included in "Other assets—noncurrent" on our consolidated balance sheets.

Note 9. Convertible Senior Notes

In September 2018, we issued $575.0 million in aggregate principal amount of the Notes due in 2023, which included the initial purchasers’ exercise in full of their option to purchase an additional $75.0 million principal amount of the Notes, in a private placement to qualified institutional buyers in an offering exempt from registration under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs.

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

The Notes have an initial conversion rate of 13.9860 shares of our common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of approximately $71.50 per share of our common stock and is subject to adjustment in some events. Following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” under the Indenture, holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

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

As of October 31, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

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

The net carrying value of the liability component of the Notes was as follows:

(in thousands)	October 31, 2019
Principal	$575,000
Less: unamortized debt discount	(107,698)
Less: unamortized transaction costs	(8,724)
Net carrying amount	$458,578

The net carrying amount of the equity component of the Notes was as follows:

(in thousands)	October 31, 2019
Proceeds allocated to the conversion option (debt discount)	$134,667
Less: transaction costs	(3,336)
Net carrying amount	$131,331

The interest expense recognized related to the Notes was as follows:

(in thousands)	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Contractual interest expense	$719	$2,157
Amortization of debt discount	6,147	18,175
Amortization of transaction costs	498	1,472
Total	$7,364	$21,804

Capped Calls

In connection with the offering of the Notes, we entered into privately-negotiated capped call transactions (“Capped Calls”) with certain counterparties. The Capped Calls each have an initial strike price of approximately $71.50 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $110.00 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8.0 million shares of common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. As the Capped Call transactions are considered indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $67.6 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

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

Note 10. Leases

We lease office space and equipment under non-cancelable operating lease agreements that expire at various dates through February 2032. As of October 31, 2019, we have no finance leases.

The following table is a summary of our operating lease costs:

(in thousands)	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Operating lease cost	$6,762	$19,055
Short-term lease cost	60	474
Variable lease cost and other, net	(25)	162
Total lease cost	$6,797	$19,691

Future lease payments as of October 31, 2019, were as follows:

Fiscal Period:	(in thousands, except years and percentages)
2020, remainder	$5,872
2021	27,502
2022	28,534
2023	28,978
2024	29,103
Thereafter	80,154
Total undiscounted cash flows	$200,143
Less: imputed interest	(31,038)
Present value of lease liabilities	$169,105
Weighted average remaining term (years)	7.9
Weighted average discount rate	4.4%

The future minimum annual lease payments as of January 31, 2019, related to the outstanding lease agreements were as follows:

Fiscal period:	(in thousands)
2020	$22,198
2021	22,617
2022	22,556
2023	23,173
2024	23,373
Thereafter	34,634
Total minimum lease payments	$148,551

As of October 31, 2019, we had commitments of $26.2 million for operating leases with commencement dates subsequent to quarter end. These leases have terms of 8 years.

Note 11. Commitments and Contingencies

As of October 31, 2019, we had unused letters of credit outstanding associated with our various operating leases totaling $9.9 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of October 31, 2019, our noncancelable contractual obligations with a remaining term of more than one year were as follows:

Fiscal period:	(in thousands)
2020, remainder	$4,097
2021	15,238
2022	12,522
2023	898
2024	943
Thereafter	4,555
Total	$38,253

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnifications is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of October 31, 2019, and January 31, 2019. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

Note 12. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”), the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and the Amended and Restated 2003 Stock Plan (the “2003 Plan”).

Our board of directors adopted, and our stockholders approved, the 2018 Plan during the year ended January 31, 2019. The 2018 Plan went into effect in April 2018 upon the effectiveness of our initial public offering (“IPO”) Registration Statement. The 2018 Plan serves as a successor to the 2011 Plan and 2003 Plan and provides for the grant of stock-based awards to our employees, directors and consultants. No additional awards under the 2011 Plan or 2003 Plan have been made since the effective date of the 2018 Plan. Outstanding awards under these two plans continue to be subject to the terms and conditions of the respective plans.

The 2018 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. RSUs granted under the 2018 Plan generally vest over a four-year period, either quarterly or with 25% vesting at the end of one year and the remainder quarterly thereafter. Additionally, the Company grants performance-based RSUs to its executives on an annual basis.

Shares available for grant under the 2011 Plan that were reserved but not issued as of the effective date of the 2018 Plan were added to the reserves of the 2018 Plan. Any shares subject to outstanding awards originally granted under the 2011 Plan that: (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise returned to DocuSign, Inc.; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award will be added to the reserves of the 2018 Plan. As of October 31, 2019, 24.5 million shares were available for future issuance under the 2018 Plan.

The 2018 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2019, and ending on February 1, 2028, by 5% of the total number of shares of our capital stock outstanding on the immediately preceding January 31st  (or such lesser number of shares as our board of directors or a committee of our board of directors may approve). The most recent automatic increase of 8.5 million shares occurred on February 1, 2019.

Stock Options

Option activity for the nine months ended October 31, 2019, was as follows:

(in thousands, except years and per share data)	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2019	13,648	$12.27	5.38	$507,371
Exercised	(5,746)	10.09
Canceled/expired	(30)	17.67
Outstanding at October 31, 2019	7,872	$13.85	5.40	$412,060
Vested and expected to vest at October 31, 2019	7,803	$13.81	5.40	$408,684
Exercisable at October 31, 2019	6,883	$13.30	5.10	$364,048

As of October 31, 2019, our total unrecognized compensation cost related to stock option grants was $7.2 million. We expect to recognize this expense over the remaining weighted-average period of approximately 1.2 years.

RSUs

Substantially all the RSUs that we have issued on or before January 31, 2018, vest upon the satisfaction of both service-based and performance-based vesting conditions. The service-based condition is typically satisfied over a four-year service period. The performance-based condition related to these awards was satisfied upon the effectiveness of our IPO Registration Statement on April 26, 2018. On that date we recorded a cumulative stock-based compensation expense of $262.8 million using the accelerated attribution method for all the RSUs whose service conditions were fully satisfied. The majority of RSUs granted after January 31, 2018, vest upon the satisfaction of a service-based vesting condition. From time to time, we also grant RSUs that are subject to performance-based or market-based vesting conditions. The performance-based conditions will be satisfied upon satisfaction of certain financial performance targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or relative total shareholder return are met. As of October 31, 2019, we had 0.3 million unvested RSUs subject to performance-based conditions for which the performance condition was deemed probable as of period end and 0.2 million unvested RSUs subject to market-based conditions.

RSU activity for the nine months ended October 31, 2019, was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2019	17,142	$34.56
Granted	5,747	54.03
Vested	(5,907)	28.66
Canceled	(1,853)	38.66
Unvested at October 31, 2019	15,129	$43.76

As of October 31, 2019, our total unrecognized compensation cost related to RSUs was $482.8 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.4 years.

2018 Employee Stock Purchase Plan

Our 2018 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price by accumulating funds, normally through payroll deductions, of up to 15% of their earnings. The purchase price for common stock under the ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods that begin on September 15 and March 15 of each year. In the nine months ended October 31, 2019, 0.5 million shares of our common stock were purchased under the ESPP. Compensation expense related to the ESPP was $2.4 million and $6.4 million for the three and nine months ended October 31, 2019.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of October 31, 2019, 5.0 million shares were reserved for future issuance under the ESPP.

Note 13. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(46,598)	$(52,813)	$(160,952)	$(360,214)
Less: preferred stock accretion	—	—	—	(353)
Net loss attributable to common stockholders	$(46,598)	$(52,813)	$(160,952)	$(360,567)
Denominator:
Weighted-average common shares outstanding	178,314	167,736	175,303	124,343
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.31)	$(0.92)	$(2.90)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	October 31,
(in thousands)	2019	2018
Stock options	7,872	17,629
RSUs	14,600	18,598
ESPP	273	—
Total antidilutive securities	22,745	36,227

The table above does not include 0.5 million and 0.7 million RSUs outstanding as of October 31, 2019 and 2018, as these RSUs are subject to performance-based vesting conditions that were not considered to be met as of the end of the reporting period.

Note 14. Income Taxes

Our provision for or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our income tax provision was $1.0 million and income tax benefit was $5.7 million for the three months ended October 31, 2019 and 2018. Our income tax provision was $3.6 million and income tax benefit was $3.1 million for the nine months ended October 31, 2019 and 2018. The provision was primarily due to foreign tax expenses, resulting foreign earnings in certain foreign jurisdictions, partially offset by excess benefits from stock option settlements.

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

As of October 31, 2019, our gross unrecognized tax benefits totaled $11.4 million, excluding related accrued interest and penalties, all of which would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

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

Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
U.S.	$206,439	$147,677	$576,441	$416,034
International	43,063	30,708	122,635	85,203
Total revenue	$249,502	$178,385	$699,076	$501,237

No single country other than the U.S. had revenue greater than 10% of total revenue for the three and nine months ended October 31, 2019 and 2018.

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net were as follows:

(in thousands)	October 31, 2019	January 31, 2019
U.S.	$155,561	$60,625
International	86,983	15,207
Total long-lived assets	$242,544	$75,832

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

We offer the world’s #1 e-signature solution as the core part of our broader software suite for automating the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across e-signature and addresses the broader agreement process. As a result, over 560,000 customers and hundreds of millions of users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. DocuSign eSignature integrates with popular business apps, and our functionality can also be embedded using our API. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

We offer access to our platform on a subscription basis with prices based on the functionality our customers require and the quantity of Envelopes provisioned. Similar to the physical envelopes historically used to mail paper documents, an Envelope is a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, such as buying a home, multiple Envelopes are used over the course of the process. To drive customer reach and adoption, we also offer for free certain limited-time or feature-constrained versions of our platform.

We generate substantially all our revenue from sales of subscriptions, which accounted for 95% of our revenue for both the three months ended October 31, 2019 and 2018. Sales of subscriptions accounted for 94% and 95% of our revenue for the nine months ended October 31, 2019 and 2018. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 5% of our revenue for both the three months ended October 31, 2019 and 2018. It accounted for 6% and 5% of our revenue for the nine months ended October 31, 2019 and 2018. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps to drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

We offer subscriptions to our software suite to enterprise businesses, commercial businesses and very small businesses (“VSBs”), which we define as companies with fewer than 10 employees and includes professionals, sole proprietorships and individuals. We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which we believe is the most cost-effective way to reach our smallest customers. We offer more than 300 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning various industries and countries with no significant customer concentration. No single customer accounted for more than 10% of total revenue for each of the three and nine months ended October 31, 2019 and 2018.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. To demonstrate this growth over time, the number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from approximately 30 as of January 31, 2013 to 401 as of October 31, 2019. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three and Nine Months Ended October 31, 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Total revenue	$249,502	$178,385	$699,076	$501,237
Total costs and expenses	293,499	236,802	850,232	864,932
Total stock-based compensation expense	52,736	51,748	150,799	361,707
Loss from operations	(43,997)	(58,417)	(151,156)	(363,695)
Net loss	(46,598)	(52,813)	(160,952)	(360,214)
Cash provided by (used in) operating activities	(1,869)	4,261	70,191	41,949
Capital expenditures	(12,280)	(227,355)	(42,071)	(237,875)

Cash, cash equivalents and investments were $911.6 million as of October 31, 2019.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of October 31, 2019, we had a total of over 560,000 customers, including over 65,000 enterprise and commercial customers, compared to over 450,000 customers and over 50,000 enterprise and commercial customers as of October 31, 2018. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We generally define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses (“SMBs”), which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. VSBs include companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

We believe that our ability to increase the number of customers using our software suite, particularly the number of enterprise and commercial customers, is an indicator of our market penetration, the growth of our business and our potential future business opportunities. By increasing awareness of our software suite, further developing our sales and marketing expertise and continuing to build features tuned to different industry needs, we have expanded the diversity of our customer base to include organizations of all sizes across nearly every industry.

Retaining and Expanding Contracts with Existing Enterprise and Commercial Customers

Many of our customers have increased spend with us as they have expanded their use of our offerings in both existing and new use cases across their front or back office operations. Our enterprise and commercial customers may start with just one use case and gradually implement additional use cases across their organization once they see the benefits of our software suite. Several of our largest enterprise customers have deployed our platform for hundreds of use cases across their organizations. We believe there is significant expansion opportunity with our customers following their initial adoption of our platform.

Increasing International Revenue

Our international revenue represented 17% of our total revenue for the three months ended October 31, 2019 and 2018, and 18% and 17% of our total revenue for the nine months ended October 31, 2019 and 2018. We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, where we were able to leverage our core technologies due to similar approaches to e-signature in these jurisdictions and the United States (“U.S.”). We have since made significant investments to be able to offer our solutions in select civil law countries. For example, in Europe, we offer Standards-Based Signature technology tailored for electronic IDentification, Authentication and trust Services (“eIDAS”). In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

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

Components of Results of Operations

Revenue

We derive revenue primarily from the sale of subscriptions and, to a lesser extent, professional services.

Subscription Revenue. Subscription revenue consists of fees for the use of our software suite and technical infrastructure and access to customer support, which includes phone or email support. We typically invoice customers in advance on an annual basis. We recognize subscription revenue ratably over the term of the contract subscription period beginning on the date access to our software suite is provided, as long as all other revenue recognition criteria have been met.

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

Overhead Allocation

We allocate shared overhead costs, such as facilities (including rent, utilities and depreciation on equipment shared by all departments), information technology, information security costs and recruiting to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category.

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

Interest Expense

After our issuance of the Notes in September 2018, interest expense consists primarily of contractual interest expense, amortization of discount and amortization of debt issuance costs on our Notes. Prior to the issuance of the Notes, interest expense consisted primarily of commitment fees and amortization of costs related to a loan facility, which was terminated in May 2018.

Interest Income and Other Income, Net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, as well as foreign currency transaction gains and losses.

Provision For (Benefit From) Income Taxes

Our provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business, state minimum taxes in the U.S., and certain tax benefits arising from acquisitions. We have a valuation allowance against our U.S. deferred tax assets, including U.S. net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future or until it becomes more likely than not that the benefit of our U.S. deferred tax assets will be realized by way of expected future taxable income in the U.S.

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Revenue:
Subscription	$238,072	$169,426	$660,341	$476,085
Professional services and other	11,430	8,959	38,735	25,152
Total revenue	249,502	178,385	699,076	501,237
Cost of revenue:
Subscription	43,178	28,709	115,769	84,204
Professional services and other	18,786	16,364	59,390	55,524
Total cost of revenue	61,964	45,073	175,159	139,728
Gross profit	187,538	133,312	523,917	361,509
Operating expenses:
Sales and marketing	149,231	117,051	430,053	411,915
Research and development	48,758	38,404	133,458	143,047
General and administrative	33,546	36,274	111,562	170,242
Total operating expenses	231,535	191,729	675,073	725,204
Loss from operations	(43,997)	(58,417)	(151,156)	(363,695)
Interest expense	(7,364)	(3,503)	(21,793)	(3,743)
Interest income and other income, net	5,801	3,395	15,549	4,165
Loss before provision for (benefit from) income taxes	(45,560)	(58,525)	(157,400)	(363,273)
Provision for (benefit from) income taxes	1,038	(5,712)	3,552	(3,059)
Net loss	$(46,598)	$(52,813)	$(160,952)	$(360,214)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue:
Subscription	95%	95%	94%	95%
Professional services and other	5	5	6	5
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	16	17	17
Professional services and other	8	9	8	11
Total cost of revenue	25	25	25	28
Gross profit	75	75	75	72
Operating expenses:
Sales and marketing	60	66	62	82
Research and development	20	22	19	29
General and administrative	13	20	16	34
Total operating expenses	93	108	97	145
Loss from operations	(18)	(33)	(22)	(73)
Interest expense	(3)	(2)	(3)	(1)
Interest income and other income, net	3	2	2	2
Loss before provision for (benefit from) income taxes	(18)	(33)	(23)	(72)
Provision for (benefit from) income taxes	1	(3)	—	—
Net loss	(19)%	(30)%	(23)%	(72)%

The following discussion and analysis are for the three and nine months ended October 31, 2019, compared to the same periods in 2018, unless otherwise stated.

Revenue

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Revenue:
Subscription	$238,072	$169,426	41%	$660,341	$476,085	39%
Professional services and other	11,430	8,959	28%	38,735	25,152	54%
Total revenue	$249,502	$178,385	40%	$699,076	$501,237	39%

Subscription Revenue

Subscription revenue increased $68.6 million, or 41%, in the three months ended October 31, 2019, and $184.3 million, or 39%, in the nine months ended October 31, 2019. These increases were primarily attributable to higher subscription sales to new and existing customers and the addition of offerings related to SpringCM.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality and attract new customers.

Professional Services and Other Revenue

Professional services and other revenue increased by $2.5 million, or 28%, in the three months ended October 31, 2019, and $13.6 million, or 54%, in the nine months ended October 31, 2019, primarily due to increased engagement of professional services to support our growing customer base and the addition of services from SpringCM and our strategic partnerships. We expect professional services revenue to continue to increase as we offer new functionality and serve new customers.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except for percentages)	2019	2018	% Change		2019	2018	% Change
Cost of revenue:
Subscription	$43,178	$28,709	50%		$115,769	$84,204	37%
Professional services and other	18,786	16,364	15%		59,390	55,524	7%
Total cost of revenue	$61,964	$45,073	37%		$175,159	$139,728	25%
Gross margin:
Subscription	82%	83%	(1	)pts	82%	82%	—
Professional services and other	(64)%	(83)%	19	pts	(53)%	(121)%	68	pts
Total gross margin	75%	75%	—		75%	72%	3	pts

Cost of Subscription Revenue

Cost of subscription revenue increased $14.5 million, or 50%, in the three months ended October 31, 2019, primarily due to:

▪	An increase of $7.8 million in operating costs to support our platform, primarily related to higher data center costs; and

▪	Increases of $4.1 million in personnel costs and $1.1 million in stock-based compensation, primarily due to higher headcount and the addition of SpringCM employees.

Cost of subscription revenue increased $31.6 million, or 37%, in the nine months ended October 31, 2019, primarily due to:

▪	An increase of $20.1 million in operating costs, primarily related to an increase in reseller partnership fees, higher data center costs and the addition of SpringCM;

▪	An increase of $11.5 million in personnel costs primarily due to higher headcount; and

▪	An increase of $2.3 million in allocated technology and facilities costs.
These increases were partially offset by a decrease of $5.0 million in stock-based compensation expense as the nine months ended October 31, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO.

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue increased $2.4 million, or 15%, in the three months ended October 31, 2019, primarily due an increase of $1.6 million in personnel costs primarily related to the increased headcount in our professional services organization and the addition of SpringCM employees.

Cost of professional services and other revenue increased $3.9 million, or 7%, in the nine months ended October 31, 2019, primarily due to:

▪	An increase of $8.4 million in personnel costs primarily due to higher headcount in our professional services organization and the addition of SpringCM employees; and

▪	An increase of $3.4 million in operating costs, primarily related to the addition of SpringCM contractors providing professional services.
These increases in cost of professional services and other revenue were partially offset by a decrease of $10.6 million in stock-based compensation expense as the nine months ended October 31, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Sales and marketing	$149,231	$117,051	27%	430,053	411,915	4%
Percentage of revenue	60%	66%		62%	82%

Sales and marketing expenses increased $32.2 million, or 27%, in the three months ended October 31, 2019, primarily due to:

▪	An increase of $22.5 million in personnel costs due to higher headcount, the addition of SpringCM employees and higher commissions from higher sales and headcount;

▪	An increase of $4.4 million in allocated overhead due to higher technology and facility costs;

▪	An increase of $2.3 million in stock-based compensation expense due to higher headcount; and

▪	An increase of $1.5 million in depreciation and amortization due to the amortization of certain intangible assets acquired in the SpringCM acquisition on September 4, 2018.

Sales and marketing expenses increased $18.1 million, or 4%, in the nine months ended October 31, 2019, primarily due to:

▪
An increase of $62.9 million in personnel costs due to higher headcount, the addition of SpringCM employees, higher commissions in line with higher sales and headcount, as well as the employer portion of payroll taxes related to restricted stock unit (“RSU”) settlements with no such expense in the prior year;

▪	An increase of $14.4 million in allocated overhead due to higher technology and facility costs;

▪	An increase of $7.4 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;

▪	An increase of $7.3 million in depreciation and amortization due to the amortization of the intangible assets acquired in the SpringCM acquisition on September 4, 2018; and

▪	An increase of $4.3 million in other expenses primarily due to higher spend on employee-related costs and partner commissions.
These increases in sales and marketing expense were offset by a decrease of $82.9 million in stock-based compensation expense as the nine months ended October 31, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Research and development	$48,758	$38,404	27%	133,458	143,047	(7)%
Percentage of revenue	20%	22%		19%	29%

Research and development expenses increased $10.4 million, or 27%, in the three months ended October 31, 2019, primarily due to increases of $6.7 million in personnel costs and $1.8 million in stock-based compensation, due to higher headcount and the addition of SpringCM employees.

Research and development expenses decreased $9.6 million, or 7%, in the nine months ended October 31, 2019, primarily due to a decrease of $33.6 million in stock-based compensation expense as the nine months ended October 31, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease in stock-based compensation was partially offset by:

▪	An increase of $16.4 million in personnel costs due to higher headcount and the addition of SpringCM employees; and

▪	An increase of $3.0 million in allocated overhead due to increased technology and facility costs.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
General and administrative	$33,546	$36,274	(8)%	111,562	170,242	(34)%
Percentage of revenue	13%	20%		16%	34%

General and administrative expenses decreased $2.7 million, or 8%, in the three months ended October 31, 2019, primarily due to:

▪	A decrease of $4.3 million in stock-based compensation primarily due to fewer grants after our IPO; and

▪
A decrease of $3.0 million in professional fees, primarily related to advisory and consulting services incurred for our convertible debt and secondary offerings, and the acquisition of SpringCM in September 2018.

These decreases in general and administrative expenses were partially offset by an increase of $2.7 million in personnel costs due to higher headcount.

General and administrative expenses decreased $58.7 million, or 34%, in the nine months ended October 31, 2019, primarily due to a decrease of $78.8 million in stock-based compensation expense as the nine months ended October 31, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease in stock-based compensation was partially offset by:

▪	An increase of $10.3 million in personnel costs due to higher headcount and the employer portion of payroll taxes related to RSU settlements compared to no such expense in the prior year;

▪	An increase of $4.7 million in allocated overhead due to technology and facility costs; and

▪	An increase of $2.5 million in professional fees due to higher litigation costs partially offset by lower legal and consulting fees.

Interest expense

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Interest expense	$(7,364)	$(3,503)	110%	(21,793)	(3,743)	482%
Percentage of revenue	(3)%	(2)%		(3)%	(1)%

Interest expense increased by $3.9 million and $18.1 million in the three and nine months ended October 31, 2019, due to interest expense and amortization of discount and transaction costs on the Notes.

Interest Income and Other Income, Net

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Interest income	$4,421	$3,942	12%	12,039	7,326	64%
Foreign currency gain (loss)	711	(680)	NM	(550)	2,947	NM
Other	669	133	403%	4,060	(6,108)	NM
Interest income and other income, net	$5,801	$3,395	71%	$15,549	$4,165	273%
Percentage of revenue	3%	2%		2%	2%

Interest income and other income, net, increased by $2.4 million and $11.4 million, in the three and the nine months ended October 31, 2019, primarily due to accretion on our debt securities investments as well as higher interest income on our cash and cash equivalents and investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands, except for percentages)	2019	2018	% Change	2019	2018	% Change
Provision for (benefit from) income taxes	$1,038	$(5,712)	NM	3,552	(3,059)	NM
Percentage of revenue	1%	(3)%		—%	—%

Provision for income taxes was $1.0 million and $3.6 million in the three and nine months ended October 31, 2019 as compared to benefit from income taxes of $5.7 million and $3.1 million in the three and nine months ended October 31, 2018. The provision in the three and nine months ended October 31, 2019 primarily consisted of foreign tax expenses, resulting from foreign earnings in certain foreign jurisdictions, partially offset by excess benefits from stock option settlements while the tax benefit in the three and nine months ended October 31, 2018 resulted from the release of a portion of our deferred tax valuation allowance in connection with the SpringCM acquisition.

Liquidity and Capital Resources

Our principal sources of liquidity were cash and cash equivalents, investments and cash generated from operations. As of October 31, 2019, we had $653.8 million in cash and cash equivalents and short-term investments. We also had $257.8 million in long-term investments that provide additional capital resources. Since inception we have financed our operations primarily through equity financings and payments by our customers for use of our product offerings and related services. In addition, in September 2018 we issued and sold $575 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, which are further described in Note 9.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations of $70.2 million in the nine months ended October 31, 2019, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.1 billion as of October 31, 2019. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets as accounts receivable until collection and contract liabilities. Our accounts receivable decreased by $15.1 million in the nine months ended October 31, 2019, compared to a decrease of $1.4 million in the nine months ended October 31, 2018, which resulted in a $13.7 million increase in cash provided by operating activities year over year. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Contract liabilities consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2019, we had contract liabilities of $433.1 million, compared to $388.8 million as of January 31, 2019. The increase in contract liabilities resulted in net cash provided by operating activities of $44.3 million. Therefore, our growth in billings to existing and new customers has a net beneficial impact on our cash flows from operating activities, after consideration of the impact on our accounts receivable.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change
Net cash provided by (used in):
Operating activities	$70,191	$41,949	$28,242
Investing activities	(350,795)	(237,875)	(112,920)
Financing activities	(39,153)	1,034,171	(1,073,324)
Effect of foreign exchange on cash and cash equivalents	(310)	(1,181)	871
Net change in cash, cash equivalents and restricted cash	$(320,067)	$837,064	$(1,157,131)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $28.2 million. This change was primarily due to a decrease of $199.3 million in net loss, partially offset by a decrease of $142.9 million in non-cash expenses. The decrease in non-cash expenses was primarily due to a $210.9 million decrease in in stock-based compensation expense as the nine months ended October 31, 2018 included the cumulative catch‑up of stock‑based compensation expense on the effective date of our IPO. This decrease was partially offset by higher non-cash amortization expenses in the nine months ended October 31, 2019.

Net cash used in operating assets and liabilities increased by $28.1 million primarily due to an increase of $25.3 million in cash used in deferred contract acquisition and fulfillment costs and $10.9 million in payments of operating lease liabilities. These were partially offset by an increase of $13.7 million in cash provided from changes in accounts receivable and $11.9 million in cash provided from changes in accounts payable and accrued expenses due to the timing of cash receipts and payments.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $112.9 million. This change was primarily due to $308.7 million net purchases of marketable securities and other investments and a $23.0 million higher spending on purchases of property and equipment. The increase was partially offset by the net cash paid to acquire SpringCM of $218.8 million in the nine months ended October 31, 2018.

Cash Flows from Financing Activities

Net cash used in financing activities in the nine months ended October 31, 2019 primarily consisted of $125.3 million used to remit tax withholding obligations on RSUs settled in the period, partially offset by proceeds from exercises of stock options and purchases under the ESPP. Net cash provided by financing activities in the nine months ended October 31, 2018, primarily consisted of net proceeds of $529.3 million from the issuance of common stock in our IPO and $560.8 million from the issuance of the Notes.

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

As of October 31, 2019, we had unused letters of credit outstanding associated with our various operating leases totaling $9.9 million.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Recent Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.

Non-GAAP Financial Measures and Other Key Metrics

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance overall understanding of our past performance and future prospects, and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We present these non-GAAP measures to assist investors in seeing our financial performance using a management view, and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Non-GAAP gross profit, non-GAAP subscription gross profit, non-GAAP professional services and other gross profit, non-GAAP gross margin, non-GAAP income (loss) from operations, non-GAAP operating margin and non-GAAP net income (loss): We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs from our convertible senior notes issued in September 2018, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions depend on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.

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

Reconciliation of gross profit and gross margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
GAAP gross profit	$187,538	$133,312	$523,917	$361,509
Add: Stock-based compensation	7,150	5,976	20,808	36,386
Add: Amortization of acquisition-related intangibles	1,348	1,632	4,356	4,303
Add: Acquisition-related expenses	—	108	—	108
Add: Employer payroll tax on employee stock transactions	715	—	1,908	—
Non-GAAP gross profit	$196,751	$141,028	$550,989	$402,306
GAAP gross margin	75%	75%	75%	72%
Non-GAAP adjustments	4%	4%	4%	8%
Non-GAAP gross margin	79%	79%	79%	80%

GAAP subscription gross profit	$194,894	$140,717	$544,572	$391,881
Add: Stock-based compensation	3,534	2,398	8,931	13,941
Add: Amortization of acquisition-related intangibles	1,348	1,632	4,356	4,303
Add: Employer payroll tax on employee stock transactions	337	—	769	—
Non-GAAP subscription gross profit	$200,113	$144,747	$558,628	$410,125
GAAP subscription gross margin	82%	83%	82%	82%
Non-GAAP adjustments	2%	2%	3%	4%
Non-GAAP subscription gross margin	84%	85%	85%	86%

GAAP professional services and other gross loss	$(7,356)	$(7,405)	$(20,655)	$(30,372)
Add: Stock-based compensation	3,616	3,578	11,877	22,445
Add: Acquisition-related expenses	—	108	—	108
Add: Employer payroll tax on employee stock transactions	378	—	1,139	—
Non-GAAP professional services and other gross loss	$(3,362)	$(3,719)	$(7,639)	$(7,819)
GAAP professional services and other gross margin	(64)%	(83)%	(53)%	(121)%
Non-GAAP adjustments	35%	41%	33%	90%
Non-GAAP professional services and other gross margin	(29)%	(42)%	(20)%	(31)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
GAAP operating loss	$(43,997)	$(58,417)	$(151,156)	$(363,695)
Add: Stock-based compensation	52,736	51,748	150,799	361,707
Add: Amortization of acquisition-related intangibles	4,305	3,889	13,458	8,090
Add: Acquisition-related expenses	—	1,768	—	1,768
Add: Employer payroll tax on employee stock transactions	3,844	—	13,463	—
Non-GAAP operating income (loss)	$16,888	$(1,012)	$26,564	$7,870
GAAP operating margin	(18)%	(33)%	(22)%	(73)%
Non-GAAP adjustments	25%	32%	26%	75%
Non-GAAP operating margin	7%	(1)%	4%	2%

Reconciliation of net income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2019	2018	2019	2018
GAAP net loss	$(46,598)	$(52,813)	$(160,952)	$(360,214)
Add: Stock-based compensation	52,736	51,748	150,799	361,707
Add: Amortization of acquisition-related intangibles	4,305	3,889	13,458	8,090
Add: Acquisition-related expenses	—	1,839	—	1,839
Add: Employer payroll tax on employee stock transactions	3,844	—	13,463	—
Add: Amortization of debt discount and issuance costs	6,645	3,147	19,647	3,147
Less: Tax benefit from SpringCM acquisition(1)	—	(7,369)	—	(7,369)
Non-GAAP net income	$20,932	$441	$36,415	$7,200
(1) Represents a tax benefit related to the release of a portion of our deferred tax asset valuation allowance resulting from the SpringCM acquisition.

Computation of free cash flow:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$(1,869)	$4,261	$70,191	$41,949
Less: Purchase of property and equipment	(12,280)	(8,576)	(42,071)	(19,096)
Non-GAAP free cash flow	$(14,149)	$(4,315)	$28,120	$22,853
Net cash used in investing activities	$(19,067)	$(227,355)	$(350,795)	$(237,875)
Net cash provided by (used in) financing activities	$(6,186)	$498,070	$(39,153)	$1,034,171

Computation of billings:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Revenue	$249,502	$178,385	$699,076	$501,237
Add: Contract liabilities and refund liability, end of period	435,898	330,060	435,898	330,060
Less: Contract liabilities and refund liability, beginning of period	(412,953)	(300,426)	(390,887)	(282,943)
Add: Contract assets and unbilled accounts receivable, beginning of period	17,757	16,196	13,436	16,899
Less: Contract assets and unbilled accounts receivable, end of period	(20,805)	(15,229)	(20,805)	(15,229)
Less: Contract liabilities and refund liability contributed by the acquisition of SpringCM	—	(11,002)	—	(11,002)
Non-GAAP billings	$269,399	$197,984	$736,718	$539,022

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of October 31, 2019, we had cash, cash equivalents and investments of $911.6 million, which consisted primarily of bank deposits, money market funds, commercial paper, and corporate notes and bonds. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $3.5 million decrease or increase of the fair value of our investment portfolio as of October 31, 2019. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
On September 18, 2018, we offered and issued $575.0 million aggregate principal amount of Notes. The Notes have a fixed annual interest rate of 0.5%, and, therefore, we do not have economic interest rate exposure on the Notes. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of “Accumulated other comprehensive loss” within “Stockholders' equity”. Gains or losses due to transactions in foreign currencies are included in “Interest and other income, net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights. We do not currently believe that these matters are likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position.

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

We began operations in 2003 and have experienced net losses since inception. We generated net losses of $161.0 million and $360.2 million in the nine months ended October 31, 2019 and 2018, and as of October 31, 2019, we had an accumulated deficit of $1.1 billion. We will need to generate and sustain increased revenue levels in future periods in order to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to support further growth and further develop our platform. We also plan to continue to invest to expand the functionality of our platform to automate the agreement process, expand our infrastructure and technology to meet the needs of our customers, expand our sales headcount, increase our marketing activities and grow our international operations. We will also face increased compliance costs associated with growth, the expansion of our customer base and the costs of being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

The market for our products is relatively new and evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.

The market for our e-signature solution, which is the core part of our broader software suite for automating the agreement process, is relatively new and evolving, making our business and future prospects difficult to evaluate. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. It is difficult to predict customer demand for our solutions, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers, about the uses and benefits of our e-signature and agreement cloud solutions. The size and growth of our addressable market depends on a number of factors, including businesses continuing to desire to differentiate themselves through e-signature solutions and other aspects of our software that automate the agreement process, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulatory environment and changes in economic conditions. If businesses do not perceive the value proposition of our offerings, then a viable market for solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

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

To increase our revenue, we must retain existing customers, convince them to expand their use of our products and services across their organizations and for a variety of use cases, and expand their subscriptions on terms favorable to us. Our ability to retain our customers and expand their subscriptions could be impaired for a variety of reasons, including the risks described in this report. As a result, we may be unable to renew our agreements with existing customers or attract new business from existing customers on terms favorable or comparable to prior periods, which could have an adverse effect on our business, revenue, gross margins and other operating results, and accordingly on the value of our common stock.

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

Our revenue grew from $178.4 million in the three months ended October 31, 2018 to $249.5 million in the three months ended October 31, 2019. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on a number of factors, including our ability to:

▪	price our e-signature solutions effectively so that we are able to attract and retain customers without compromising our profitability;

▪	attract new customers, increase our existing customers’ use of our solutions and provide our customers with excellent customer support;

▪	expand our software suite to support the DocuSign Agreement Cloud for our customers;

▪	continue to introduce our e-signature solutions to new markets outside of the U.S.;

▪	successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions; and

▪	increase awareness of our brand on a global basis.

We may not successfully accomplish any of these objectives. We expect to continue to expend substantial financial and other resources on:

▪	sales and marketing, including a significant expansion of our sales organization, particularly in the United States;

▪	our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;

▪	product development, including investments in our product development team and the development of new products and new functionality for our existing solutions;

▪	acquisitions or strategic investments;

▪	international expansion; and

▪	general administration, including legal and accounting expenses.

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

Our operations involve the storage and transmission of customer data, personal data and other sensitive information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships. Security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of this information, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services have been and are expected to continue to be targeted. Advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including through complex techniques involving social engineering or “phishing” attacks, credential stuffing and account takeover attacks, denial or degradation of service attacks, and other methods that may lead to the theft or misuse of personal or financial information, fraudulent payments and identity theft. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to create security barriers to such threats, it is virtually impossible for us, our service providers, our partners and our customers to entirely mitigate these risks. If our security measures, or the security measures of our service providers, partners or customers are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. For example, in May 2017, a malicious third party gained temporary access to a separate, non-core system used for service-related announcements that contained a list of email addresses. We took immediate action to prevent unauthorized access to this system, put further security controls in place and worked with law enforcement agencies. Concerns regarding data privacy and security may cause some of our customers to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business, operating results and growth prospects. Further, as we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. In addition, failures to meet customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenues due to decrease in customer trust and network downtime, increases in insurance coverage due to cybersecurity incidents and damages to our reputation because of any such incident.

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

We receive, store and process personal information and other data from and about customers, in addition to our employees, partners and service providers. In addition, customers use our services to obtain and store personal identifiable information, personal health information and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the “FTC”) and various state, local and foreign agencies and other authorities. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. Various U.S. laws, regulations and agency rules and opinions apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security. We implement services that meet the technological requirements requested by our customers that would be subject to the Electronic Signatures in Global and National Commerce Act (the “ESIGN Act”) in the United States, eIDAS in the European Union (the “EU”) and similar U.S. state laws, particularly the Uniform Electronic Transactions Act (the “UETA”), which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. We are particularly reliant on the UETA and the ESIGN Act that have allowed for the use of electronic records and electronic signatures in commerce by confirming that electronic records and signatures carry the same weight and have the same legal effect as traditional paper documents and wet ink signatures. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In the U.S., California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which takes effect on January 1, 2020. The CCPA provides new data privacy rights for consumers and expands the definition of “personal information,” which creates new and uncertain operational requirements for our business. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA, and any more stringent privacy legislation adopted in the United States following the CCPA, could increase our compliance costs and potential liability in the event of a data breach, and could otherwise adversely affect our business.

In addition, many foreign countries and governmental bodies, including within the EU, have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, partners or our vendors must comply. For example, the EU General Data Protection Regulation (the “GDPR”), which became effective in May 2018, imposes strict requirements related to processing the personal data of EU individuals and provides for robust regulatory enforcement and sanctions for non-compliance. The GDPR provides for penalties of up to a maximum of €20 million or 4% of the noncompliant company’s annual global turnover for the preceding financial year, whichever is higher. Such penalties are in addition to any civil litigation claims by data controllers, data processors, customers and data subjects. The GDPR has increased and may continue to increase compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The scope of many of the GDPR’s requirements remains unclear and regulatory guidance on several topics is still forthcoming. Therefore, we cannot assure you that the steps we are taking to comply with such requirements will be sufficient.

In response to rapidly evolving privacy laws worldwide, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. If our policies, procedures or measures relating to privacy, data protection, marketing or customer communications fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity and such failure could cause our application providers, customers and partners to lose trust in us, which could materially affect our business, operating results and financial condition.

In addition, if the laws, rules, regulations and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, are interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business.

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:

▪	fluctuations in demand for or pricing of our solutions;

▪	our ability to attract and retain customers;

▪	our ability to retain our existing customers at existing levels and expand their usage of our solutions;

▪	customer expansion rates and the pricing and quantity of user subscriptions renewed;

▪	timing of new subscriptions and payments;

▪	fluctuations in customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

▪	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

▪	potential and existing customers choosing our competitors’ products or developing their own e-signature solution in-house, or opting to use only the free version of our products;

▪	timing of new products, new product functionality and new customers;

▪	the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress;

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

The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. In addition, for these enterprise customers, the lengthy sales cycle for the evaluation and implementation of our solutions, which in certain implementations, particularly for highly regulated industries and customized applications, may also cause us to experience a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue. We are often required to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of paying for our products and services. The length of our sales cycle for these customers, from initial evaluation to payment for our offerings is generally three to nine months but can vary substantially from customer to customer. Because the purchase and deployment of our products sometimes depend upon customer initiatives, in some cases our sales cycle can extend to more than nine months. Customers often view a subscription to our products and services as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our product offering prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

▪
the effectiveness of our sales force, in particular new sales representatives as we increase the size of our sales force and train our new sales representatives to sell to enterprise customers that require more training;

▪	the discretionary nature of purchasing and budget cycles and decisions;

▪	the obstacles placed by customer’s procurement process;

▪	economic conditions and other factors impacting customer budgets;

▪	the customer’s integration complexity;

▪	the customer’s familiarity with the e-signature process;

▪	customer evaluation of competing products during the purchasing process; and

▪	evolving customer demands.

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

We believe that maintaining the DocuSign brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our solutions and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable and useful solutions to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions and our ability to successfully differentiate our solutions from competitive products and services. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Many of our customers deploy our solutions globally, and therefore, must comply with certain legal and regulatory requirements in varying countries. If our solutions fail to meet such requirements, our business could incur significant liabilities.

Customers use our solutions globally to comply with certain safe harbors and legislation of the countries in which they transact business. For example, some of our customers rely on our certification under the Federal Risk and Authorization Management Program (FedRAMP) in the United States and eIDAS in the European Union to help satisfy their own legal and regulatory compliance requirements. If our solutions are found by a court or regulatory body to be inadequate with respect to relevant compliance requirements , we could be exposed to liability and documents executed through our solutions could in some instances be rendered unenforceable. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

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

Failure to effectively develop and expand our marketing and sales capabilities could limit customer growth and market acceptance of our solutions.

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

Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. Our senior management and key employees are employed on an at-will basis. We may terminate any employee’s employment at any time, with or without cause (subject to applicable limitations under local law outside the United States), and any employee may resign at any time, with or without cause. The loss of one or more of our senior management or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.

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

In 2018, the U.S. Federal Communications Commission (the “FCC”) repealed net neutrality rules which would have barred internet providers from blocking or slowing down access to online content and, protected services like ours from such interference. To the extent network operators attempt to interfere with our services, extract fees from us to deliver our solution or otherwise engage in discriminatory or anti-competitive practices, our business could be adversely impacted.

If we fail to offer high-quality support, our business and reputation could suffer.

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

Recent and future acquisitions, strategic investments, partnerships or alliances could be difficult to identify, execute and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

As part of our business strategy, we have previously and we may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in September 2018, we acquired SpringCM. The pursuit of potential acquisitions or the integration of the operations of acquired businesses may divert the attention of management and cause us to incur various expenses in identifying, investigating, pursuing and integrating suitable acquisitions, whether or not the acquisition purchases are completed. The failure to successfully integrate the operations, personnel or technologies of an acquired business could impact our ability to realize the full benefits of such an acquisition. If we are unable to achieve the anticipated strategic benefits of an acquisition, such as our acquisition of SpringCM, or if the integration or the anticipated financial and strategic benefits, including any anticipated cost savings, revenue opportunities or operational synergies, of such an acquisition are not realized as rapidly as or to the extent anticipated by us, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock

In addition, we have only limited experience in acquiring other businesses. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Any future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. An acquisition may also negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition, any of which could cause our operating results, business and financial condition may suffer.

As of October 31, 2019, we had $255.8 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results.

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

We use open source software in our solutions. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could be required under certain of the open source licenses to release the source code of our proprietary software products. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our software products, we may be required to re-engineer our products, discontinue the sale of our solutions or take other remedial actions.

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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.
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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the nine months ended October 31, 2019 total revenue generated from customers outside the U.S. was 18% of our total revenue. We currently have offices in the United States, as well as Australia, Brazil, Canada, France, Germany, Ireland, Israel, Japan, Singapore, and the United Kingdom. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of October 31, 2019, approximately 26% of our full-time employees were located outside of the U.S. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. In connection with such expansion, we may face difficulties including costs associated with developing software and providing support in many languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these difficulties could negatively affect our results of operations.

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

▪	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

▪	increased travel, real estate, infrastructure and legal compliance costs associated with international operations;

▪	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;

▪	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

▪	laws and business practices favoring local competitors or general preferences for local vendors;

▪	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;

▪	political instability or terrorist activities;

▪
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and similar laws and regulations in other jurisdictions; and

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), that significantly reformed the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the Tax Act creates new regimes that tax certain foreign-sourced earnings, referred to as the global intangible low-taxed income, and that tax certain related-party outbound payments, referred to as the base erosion anti-abuse tax. Our net deferred tax assets and liabilities and valuation allowance were revalued at the newly enacted U.S. corporate rate.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all, and our failure to raise capital when needed could harm our business, operating results and financial condition, and debt or equity issued to raise additional capital may reduce the value of our common stock.

We have funded our operations since inception primarily through equity financings and payments by our customers for use of our product offerings and related services. In addition, in September 2018, we offered and issued $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase up to an additional $75.0 million principal amount of Notes. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

Furthermore, the Tax Act, among other things, imposes a migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al, (“Wayfair), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair”, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred, and an increasing portion of our assets is held outside the United States These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States

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

As of October 31, 2019, we had $575.0 million (undiscounted) principal amount of indebtedness under our Notes. Our indebtedness may:

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

In connection with the Notes, we entered into capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes, with such reduction and/or offset subject to a cap.

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

In May 2008, the “FASB” issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

We anticipate that we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle the RSUs granted by us. In the nine months ended October 31, 2019, we expended $125.3 million to satisfy tax withholding and remittance obligations on RSUs that settled during the period. To settle these RSUs, we withheld shares and remitted income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as a net settlement.

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

Under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods , the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the U.S. in the open market.

Future sales of shares of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to decline and make it more difficult for you to sell shares of our common stock.

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

Our common stock is currently listed on the Nasdaq Global Select Market (“Nasdaq”), under the symbol “DOCU” and trades on that market. We cannot assure you that an active trading market for our common stock will be sustained.  Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired, or the prices that you may obtain for your shares.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending January 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We are required to disclose significant changes made in our internal control procedures on a quarterly basis.

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

ITEMS 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On May 1, 2018, we completed our IPO, in which we issued and sold 19.3 million shares of common stock at a price to the public of $29.00 per share, including 3.3 million shares of common stock purchased by the underwriters from the full exercise of the over-allotment option and excluding shares of common stock sold in our IPO by certain of our existing stockholders. The offer and sale of all of the shares in our IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-223990), which was declared effective by the SEC on April 26, 2018.

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

Date: December 6, 2019

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Chief Financial Officer
(Principal Accounting and Financial Officer)