Form 10-K
period 2020-01-31
DOCUSIGN, INC.
filed 2020-03-27
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DOCU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act . Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2019, based on the closing price of $51.72 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on that date, was approximately $8.6 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The registrant has 181,456,115 shares of common stock, par value $0.0001, outstanding at February 28, 2020.

Portions of the definitive proxy statement for our 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission (" the SEC"), within 120 days of the fiscal year ended January 31, 2020.

DOCUSIGN, INC.
FORM 10-K
Fiscal Year Ended January 31, 2020

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
▪our ability to effectively sustain and manage our growth and future expenses, and our ability to achieve and maintain future profitability;
▪our ability to attract new customers and to maintain and expand our existing customer base;
▪our ability to scale and update our software suite to respond to customers’ needs and rapid technological change;
▪the effects of increased competition on our market and our ability to compete effectively;
▪our ability to expand use cases within existing customers and vertical solutions;
▪our ability to expand our operations and increase adoption of our software suite internationally;
▪our ability to strengthen and foster our relationship with developers;
▪our ability to expand our direct sales force, customer success team and strategic partnerships around the world;
▪our ability to identify targets for and execute potential acquisitions;
▪our ability to successfully integrate the operations of businesses we may acquire, or to realize the anticipated benefits of such acquisitions;
▪our ability to maintain, protect and enhance our brand;
▪the sufficiency of our cash and cash equivalents to satisfy our liquidity needs;
▪our failure or the failure of our software suite of services to comply with applicable industry standards, laws, and regulations;
▪our ability to maintain, protect and enhance our intellectual property;
▪our ability to successfully defend litigation against us;
▪our ability to attract large organizations as users;
▪our ability to maintain our corporate culture;
▪our ability to offer high-quality customer support;
▪our ability to hire, retain and motivate qualified personnel;
▪our ability to estimate the size and potential growth of our target market; and
▪our ability to maintain proper and effective internal controls.

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

PART I - FINANCIAL INFORMATION
ITEM 1. BUSINESS

Overview

DocuSign helps organizations do business faster with less risk, lower costs, and better experiences for customers and employees. We accomplish this by transforming the foundational element of business: the agreement.

Agreements are everywhere. In the regular course of doing business, organizations sign contracts, offer letters, and hundreds of other types of agreements with customers, employees, and business partners. This is true for every size of organization, in every industry, across every business function, worldwide.

Every agreement has an agreement process: how it is prepared, signed, acted on, and managed. Traditional agreement processes are slow, expensive and error-prone because they involve many manual steps, disconnected systems, and paper signing. Our value proposition is simple to understand: eliminate the paper, automate the processes, and connect to other systems where work gets done. This allows organizations to substantially reduce turnaround times and costs, as well as largely eliminate errors.

The DocuSign Agreement Cloud is our cloud software suite for automating and connecting the entire agreement process. It includes DocuSign eSignature, the world’s #1 electronic signature solution. DocuSign eSignature allows an agreement to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. The Agreement Cloud also includes several other applications for automating pre- and post-signature processes—for example, automatically generating an agreement from data in other systems, supporting negotiation workflow, collecting payment after signatures, and using artificial intelligence ("AI") to analyze a collection of agreements for risks and opportunities. Finally, the Agreement Cloud includes hundreds of integrations to other systems, so agreement processes can integrate with larger business processes and data.

The DocuSign Agreement Cloud has more than 585,000 customers and hundreds of millions of users.

Our customers range from the largest global enterprises to sole proprietorships, across industries, around the world. Within a given organization, our technology can be used broadly across business functions: contracts for sales, employment offers for human resources, non-disclosure agreements for legal, among many others. For example, one of our customers has implemented more than 300 such use cases across its enterprise. This broad potential applicability drives our total addressable market for electronic signature to be approximately $25 billion according to our estimates, with substantial upside for automating aspects of the agreement process before and after the signature.

To address our opportunity, our sales and marketing strategy focuses on enterprise businesses, commercial businesses, and very small businesses ("VSBs"). We rely on our direct sales force and partnerships to sell to enterprises and commercial businesses, and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We offer subscriptions to our products, which include editions with varying functionality for different customers’ needs—as well as products and features specific to particular geographies or industries. We also focus on customer adoption, success and expansion. This helps us deliver continued value and creates opportunities for increased usage.

In addition, our marketing and sales efforts often benefit from the fact that many of our prospects already know us from being signers—for example, they might have accepted a job offer or completed the purchase of a home via DocuSign eSignature. These experiences tend to have a meaningful impact on people’s lives. As a result, when we sell into these people’s companies, we often find that awareness and favorability toward DocuSign is already present among buyers and influencers.

The DocuSign Agreement Cloud

Since inception in 2003, DocuSign pioneered the electronic signature category and now offers the world’s #1 electronic signature solution. In our evolution, it became apparent that digitizing and automating signatures was the trigger to a larger transformation of the agreement process itself—from preparing to signing, acting on, and managing agreements. The opportunity to address this larger transformation gave rise to the DocuSign Agreement Cloud, our cloud software suite for automating the entire agreement process.

The Agreement Cloud is an umbrella for:

•A suite of applications that span the entire agreement process. These applications and add-ons are detailed below under "Our Products."
•Hundreds of integrations with other systems where work gets done, such as applications by offered by Google, Microsoft, Oracle, Salesforce, SAP, and Workday. For example, because of an integration that embeds DocuSign functionality into the Salesforce user experience, a sales representative can generate and execute an agreement via DocuSign without ever leaving the Salesforce application. Behind the scenes, account data from Salesforce can automatically pre-fill the agreement. After signature, DocuSign can pass any other data collected or generated in the agreement process back to Salesforce.
•Platform technologies such as APIs (application programming interfaces) and common infrastructure, detailed below in "Our Technology, Infrastructure and Operations."

In addition to what we do, we believe we are distinguished by how we do it:
•Stringent security standards. We seek to meet the industry’s most rigorous security certification standards and use the strongest data encryption technologies that are commercially available. We believe our systems and processes also exceed industry practices for data protection, transmission and secure storage—including being certified for the global security gold standard, ISO 27001, among many other privacy and security certifications.
•Highly available. Our main infrastructure is powered by near real-time data synchronization across a ring of three geo-dispersed data centers in the United States ("U.S."), and a similar ring of data centers in Europe. This infrastructure has enabled us to deliver over 99.99% availability to our eSignature customers and users worldwide over the past 12 months.
•Globally adopted. Our expertise in electronic signature and other agreement technologies is truly global. This is key, given that different regions have different laws, standards and cultural norms. We enable multiple parties in different jurisdictions to complete agreements and other documents in a legally valid manner. In Europe, we have offerings tailored for the European Union's ("EU’s") eIDAS regulations, as well as for verifying European eIDs. To follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko to represent their signatures on an agreement.
•Highly auditable. With DocuSign eSignature, every signed document is backed by a unique, auditable Certificate of Completion, automatically capturing key signing details—party names, email addresses, public IP addresses and a time-stamped record of individual interactions—to help authenticate the document. It includes party names, email addresses, public IP addresses, and a time-stamped record of individuals’ interactions with the document. This level of evidence and auditability exceeds what was possible with traditional ink-on-paper signatures.
•Vertical solutions. We offer solutions specific to particular industries. In some cases, these may be variants of a product like DocuSign eSignature—for example, our additional DocuSign eSignature options for supporting compliance with U.S. Food and Drug Administration regulations. In other cases, it may be a distinct product for an industry, such as Rooms for Real Estate, which includes tasks management, templates, and workflow for real estate transactions.
•Simple to use. A key reason we have hundreds of thousands of customers, and hundreds of millions of signers, is our products’ usability. Especially with DocuSign eSignature, we are widely known for our ease of use and customer satisfaction. For example, as of March 2020, our DocuSign eSignature app had more than 130,000 ratings with an average score of 4.9 out of 5 stars on Apple's App Store.
•Developer-friendly. Our extensive APIs enable DocuSign products to be quickly embedded into or connected with an organization’s own apps, systems and processes. In the case of DocuSign eSignature, this has led to nearly 60% of transactions being driven through our API today. By integrating with the other systems our customers use to do business—as opposed to simply being a standalone app—we promote greater usage and engagement with our products.

We believe customers benefit from working with us in four main ways:
•Accelerated transactions and business processes. By replacing manual, paper-driven processes with automated digital workflows, DocuSign can substantially reduce the time and labor necessary to complete agreements. In fiscal 2020, 82% of all transactions on our DocuSign eSignature platform were completed in less than 24 hours and 50% within 15 minutes. Our other products also contribute to faster turnaround times, such as less time spent creating new agreements or less time spent finding completed agreements that include certain legal provisions.
•Improved customer and employee experience. Organizations that use DocuSign internally and externally can deliver a simpler, more convenient experience for their own customers and employees. For example, DocuSign eSignature replaces the hassle of faxing, printing, scanning, emailing, and other manual activities with a few clicks or taps—which can be done from practically anywhere, at any time. As a result, we believe DocuSign drives the kind of experience and satisfaction that leads people to say they cannot imagine doing business any other way.
•Reduced cost of doing business. We believe that when manual processes are digitally transformed, the cost of doing business goes down. When organizations replace paper-based processes with DocuSign eSignature, for example, organizations see significant cost savings per agreement in labor and materials (paper, printer/ copier consumables, envelopes, and postage). Our other Agreement Cloud products help reduce legal costs in finding and reviewing documents, reduce customer-support costs by automatically guiding customers through complex agreement forms, and focus sales representatives’ time on selling rather than paperwork by automating agreement generation.
•Reduced risk. Organizations that rely on manual, paper-based agreement processes may be prone to error and difficult to audit. Using the Agreement Cloud, organizations can centralize, standardize, and automate agreement processes—so employees have an easy way to use approved processes and templates, with audit trails generated automatically. Also, AI technologies can help employees identify risks within large sets of existing agreements that would otherwise be impractical for manual review. Finally, fewer manual interactions during an agreement’s lifecycle means fewer opportunities for mishandling or improper access.

Our Growth Strategy

We intend to drive the growth of our business by executing on the following strategies:
▪Drive new DocuSign eSignature customer acquisition. Despite our success with DocuSign eSignature to date, we believe its market remains largely underpenetrated. As a result, there is a vast opportunity to take DocuSign eSignature to many more enterprises, commercial businesses, and VSBs around the world. We estimate that our total customer base of over 585,000 customers represents 1% of the estimated enterprises, commercial businesses, and VSBs in our current core target market worldwide.
•Expand DocuSign eSignature use cases within existing customers. A company’s first exposure to DocuSign is often when DocuSign eSignature is used to accelerate the execution of sales agreements. Once a company begins to realize the benefits, we often have an opportunity to expand into other use cases-going beyond sales into services, human resources, finance, and other functions-thereby increasing the overall number of agreement processes that are automated. For example, one large customer has grown from a single initial use case to over 300. As the vast majority of our customers have only automated a few use cases thus far, we believe there is strong potential to expand within our existing base. We will pursue this by augmenting our dedicated customer success team to identify and drive adoption of new use cases.
•Extend customer relationships to other Agreement Cloud products. We believe DocuSign eSignature is the natural onramp for customers into other Agreement Cloud offerings. Different customers will have their own paths for which products to buy next, and an increasing percentage of new customers are buying multiple Agreement Cloud products at the outset. We expect to expand and evolve our sales, customer success, and partnering organizations to further support sales and service to multi-product customers.
•Accelerate international expansion. In the year ended January 31, 2020, we derived 18% of our revenue from customers outside the U.S. We believe there is a substantial opportunity for us to increase our international customer base by leveraging and expanding investments in our technology, direct sales force and strategic partnerships around the world, as well as helping existing U.S.-based customers manage agreements across their international businesses. We expect our eIDAS-compliant Standards-Based Signature currently offered in the EU and eHanko functionality for Japan to help support our international growth.
•Continue augmenting our Agreement Cloud offerings. In 2019, we released several new products covering different aspects of the agreement process. We expect to continue investing in research and development to enhance those and other existing products, as well as to develop new products to further augment the Agreement Cloud. In addition, we expect to continue to use partnerships to offer new integrations and, in some cases, products for resale. Finally, we may acquire additional capabilities, such as our acquisition of SpringCM in 2018 and our pending acquisition of Seal Software announced in February 2020.
•Expand vertical solutions. While our overall value proposition is universal, we will continue to invest in sales, marketing and technical expertise across several industry verticals, each of which have differentiated business requirements. We also intend to continue enhancing solutions tailored for important verticals, such as real estate, mortgage, and government.
•Strengthen and foster our developer community. With over 130,000 developer sandboxes created, which enable product development and testing in isolated environments, and over 60% of transactions on our eSignature platform processed via our APIs today, we believe we have a strong developer community. Our easy-to-use and robust APIs allow developers to extend and integrate DocuSign products into their own applications. These developers help expand DocuSign functionality to other systems, thus driving greater usage of our offerings. We intend to continue investing in our APIs and other forms of support to further drive this virtuous cycle of value creation between developers and DocuSign.

Our Products

The Agreement Cloud includes a set of products that address different aspects of the agreement process, in some cases for particular market segments or industries. Thus, the purpose is to assemble the right mix of Agreement Cloud products to address the specific needs of individual customers. For example, a biotech startup in San Francisco will have a different set of Agreement Cloud products than a multinational European consumer-packaged-goods company.

Key Agreement Cloud products include:
•DocuSign eSignature, our anchor product. DocuSign eSignature enables sending and signing of agreements on a wide variety of devices, from virtually anywhere in the world, securely. We offer multiple editions and add-ons that can be combined to fit the needs of different organizational sizes, industries, and regions.
•DocuSign CLM (Contract Lifecycle Management) automates workflows across the entire agreement process. It provides larger organizations the flexibility to model complex processes for generating, negotiating, acting on, and storing agreements.
•Intelligent Insights uses artificial intelligence to search and analyze agreements by legal concepts and clauses. It can work across a large volume of agreements, both from DocuSign eSignature and from other sources.
•Gen for Salesforce allows sales representatives to automatically generate polished, customizable agreements with a few clicks from within Salesforce, and is optimized for small to mid-sized businesses who value a simplified solution that is easy to install and maintain.
•Negotiate for Salesforce has all the features of Gen for Salesforce plus support for approvals, document comparisons (redlines), and version control.
•Guided Forms enables complex forms to be filled via an interactive, step-by-step process. It adapts subsequent steps based on inputs from previous steps, thereby streamlining the user experience and minimizing errors.
•Click supports no-signature-required “clickwrap” agreements for standard terms and consents.
•Identify is a family of enhanced signer-identification options, such as for checking government-issued IDs.
•Standards-Based Signatures support signatures that involve digital certificates, including those specified in the EU’s eIDAS regulations for advanced and qualified electronic signatures.
•Payments enables customers to collect signatures and payment in just one step—reducing collection times, increasing collection rates, reducing errors and associated risk, and saving time. With Payments, customers can accept credit cards, debit cards, ACH payments, Apple Pay and Google Pay.
•eNotary offers the ability to execute electronic notarial acts which simulate a traditional paper, in-person notarial act. We offer our eNotary solution for electronic documents and records in states where eNotary has shown increasing prevalence, including California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kentucky, Minnesota, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Utah, Washington and West Virginia.

Our industry-specific Agreement Cloud offerings include:
•Rooms for Real Estate provides a way for brokers and agents to manage the entire real estate transaction digitally. It enables the creation and editing of documents; custom approval processes and workflows for sharing and signing those documents; integration with zipForm and other providers to simplify the completion of paperless forms; and an API to ensure easy connection with CRM systems, accounting software and other real estate related systems.
•Rooms for Mortgage provides a secure, digital workspace to create and close mortgages. Lenders can use Rooms for Mortgage to collect borrower documents, assemble closing packages with external participants like title and settlement, and keep transactions moving with configurable checklists and reminders.
•eSignature for U.S. Federal Government is a FedRAMP-authorized version of DocuSign eSignature for U.S. federal government agencies, which runs within special data center boundaries and offers dedicated storage and encryption of agencies’ data.
•Life Sciences Modules for 21 CFR Part 11 are add-ons for DocuSign eSignature that support compliance with the electronic signature practices established by the U.S. Food and Drug Administration’s 21 CFR Part 11 regulations.

Different pricing structures apply to different Agreement Cloud products. For DocuSign eSignature, we price our subscriptions based on the functionality required by our customers and the quantity of Envelopes provisioned. Similar to how physical agreements were mailed for signature in paper envelopes historically, we refer to an Envelope as a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, such as buying a home, multiple Envelopes could be used.

Our Technology, Infrastructure and Operations

Our core technology platform stems from the extensive infrastructure necessary to support hundreds of thousands of DocuSign eSignature customers, including some of the world’s largest companies. Today, that platform increasingly underpins the broader Agreement Cloud.

The architecture, design, deployment and management of our core platform is centered on innovation in the following areas:
•Global security and privacy management. DocuSign’s foundation is built on industry-standard algorithms and patented cryptographic protocols. Distributed transactions are digitally signed and hash-validated for consistency. Our service protocols and operations meet or exceed some of the most stringent U.S., EU and global security standards. DocuSign is ISO27001 and SSAE 18, SOC 1 Type 2, SOC 2 Type 2, PCI, BCR and FedRAMP Certified.
•High availability and enterprise-class manageability. Recognizing that our customers often depend on DocuSign for their day-to-day operations, we are committed to providing best-in-class availability. As such, we have delivered over 99.99% eSignature availability to our customers and users worldwide over the past 12 months, and we have required no downtime or maintenance windows. Our eSignature services are designed as an always-on, geographically redundant and distributed cloud solution that runs in SSAE 18 audited data centers in the U.S. and EU. We offer near real-time secure data replication and encrypted archival. Additional best practices and technologies are employed to protect customer data, including secure, private SSL 256 bit viewing sessions, application-level Advanced Encryption Standard 256-bit encryption, anti-tampering controls and digital certificate technology. Digital certificate issuance, document storage and display services can be performed either in the DocuSign cloud service or in a hybrid configuration using a DocuSign Signature Appliance hosted on-site or by partners in our network. DocuSign’s own internal systems and operations include physically and logically separate networks; two-factor encrypted VPN access; professional, commercial-grade firewalls and border routers; and distributed Denial of Service mitigation. A proprietary production telemetry system aids in active monitoring and alerting based on billions of points of operational data each day. We also leverage public cloud infrastructure in certain select international locations.
•Extensible identity proofing model. DocuSign eSignature provides a range of options for authenticating users and proving their identities. We support single-sign-on and two-factor authentication for access to the platform. And for the agreement process, we enable the rapid validation of first-time signers who are not account holders. To be compliant with regulations in different countries, DocuSign offers identity proofing for standard electronic signatures, advanced electronic signatures and qualified electronic signatures (the latter two being terms defined in the EU’s eIDAS regulations).
•Digital transaction processing. At the heart of our solution is a robust, proprietary digital transaction processing platform. It operates at global scale, dynamically routing, rendering, versioning and storing more than 1.5 million documents per day in the year ended January 31, 2020. That platform is designed to convert even the most complicated documents from different formats into one encrypted and consistent form. Signatures can then be captured in our web application, mobile app for iOS and Android, or via signing experiences embedded in custom applications. In addition to signatures, DocuSign "tags" also permit the capture of user input during the signing and sending process and integrate with business or third-party partner systems via dynamic data binding; we recently added the ability to use AI to automatically apply tags to a document.
•Integration into companies’ systems and processes. Companies can incorporate eSignature into the fabric of their business systems and processes by using one of more than 300 pre-built connectors, or via a custom integration using our API. For a custom integration, the DocuSign Developer Center offers mobile or web app developers with software development kits and technical documentation for our comprehensive representational state transfer API-helping them to integrate signing or sending experiences into their own applications. They can also use DocuSign Connect—a real-time transactional event delivery service—to initiate specific actions when Envelopes originate, a workflow advances, or signing completes.

Research and Development

Since inception, we have invested to build the world’s leading electronic signature solution and Agreement Cloud. Our product and engineering team is responsible for the design, development, testing and certification of our solutions.

Our Customers

As of January 31, 2020, we had more than 585,000 paying customers globally, serving the needs of some of the largest enterprises and governmental organizations down to sole proprietors and individual end users. Our solutions meet the needs of all manner of industry categories-including real estate, financial services, insurance, health care, life sciences, government, higher education, communications, retail, manufacturing, travel and nonprofit—as well as the diverse number of customer-facing and back—office use cases within organizations—including sales, marketing, services, procurement, human resources, IT, legal and others. No single customer accounted for more than 10% of our revenues in fiscal 2020.

Sales, Marketing and Customer Success

Our sales and marketing teams are focused on driving adoption and expanded use of DocuSign’s products by customers and prospects across North America, Europe, the Middle East, Africa, Australia, Southeast Asia, Japan and Latin America. We benefit greatly from our strong brand recognition given our association with the positive signing moment in millions of people’s lives—such as accepting a job or buying a house—which can create a marketing halo effect that helps influence the adoption of our solution at their companies.

Given that our offerings are designed to solve the needs of organizations of all sizes and across all industries and geographies, we sell to the following customer bases: enterprises, commercial businesses and VSBs. Our go-to-market strategy leverages our direct sales force and partnerships to sell to enterprises and commercial businesses, and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We also employ tailored go-to-market strategies by industry verticals, including real estate, financial services, insurance, health care and life sciences, government, higher education, communications, retail, manufacturing, nonprofits and more. We focus on bringing value to every department inside those verticals, including sales, marketing, services, purchasing, procurement, human resources, IT and legal, among many others.

Sales

Our go-to-market model involves a combination of direct sales, partner-assisted sales and web-based self-service purchasing:
▪Direct Sales: We sell subscriptions primarily through our direct sales force across our field offices around the world. Our account executives and account managers focus on new and existing enterprise and commercial customers. Our direct sales team focuses on companies looking to streamline front office operations (e.g., sales, services or marketing) and back office operations (e.g., human resources, procurement, finance or legal). By expanding within an organization, we believe we can generate large amounts of incremental revenue through the addition of new users and Envelopes, plan upgrades and expansions to other departments or business units.
▪Partner-assisted Sales:
▪Global partners: We have partnerships with some of the world’s foremost technology providers—including Google, Microsoft, Oracle, Salesforce and SAP—that help us sell into a far greater number of accounts than we could do alone. These partnerships are multi-dimensional and involve joint investments, technology integrations, co-marketing agreements, membership in partner programs and go-to-market commitments.
▪Systems integrators: We have strong partnerships with a number of global and regional systems integrators. These relationships are key given that those firms act as strategic technology advisors to many large customers and prospects. We intend to invest further in collaborating with these partners, especially those that are creating their own Agreement Cloud practices.
▪ISVs: We partner with a host of leading independent software vendors—including our strategic partners above as well as other companies like Ellie Mae and Guidewire—to help bring the power of DocuSign to customers around the world.
▪Distributors and resellers: As part of our evolving go-to-market strategy, we have distribution partnerships with global industry leaders like Ingram Micro and AppDirect, enabling us to reach tens of thousands of resellers. We also have partnerships with solution providers such as Deutsche Telekom and others that have expertise in specific vertical and regional markets, enabling us to add further value directly to those markets.
▪Web-based Sales: Through a strong presence that allows us to scale with low acquisition costs to individual users and small businesses around the world, we drive free 30-day trial and self-service solutions directly on our website. The web-based sales engine provides direct access to account plans with functionality to suit the needs of small businesses, sole proprietors and individuals.

Marketing

To support the sales team in reaching our broad range of potential customers, our integrated marketing programs address the specific needs of our different market segments. These programs create qualified sales opportunities and raise awareness of our leadership position in the global electronic signature and agreement-technology spaces.

In addition to account-based marketing aimed directly at our high-value customers and industry-specific marketing by our industry vertical teams, we also deploy a range of other marketing strategies and tactics. These include broader digital demand generation campaigns; corporate communications and analyst relations; first-party events, such as DocuSign Momentum, our annual gathering of customers, prospects, developers and partners; participation in third party events, such as Salesforce’s Dreamforce; comprehensive customer evidence and advocacy programs; developer relations programs; cooperative marketing with strategic partners; and a comprehensive webinar series, among many other things. We also believe the ability for prospects to easily try DocuSign eSignature from docusign.com creates awareness that extends beyond the acquisition of new VSB customers.

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

We also offer a range of professional services to help customers get to the business results they desire. DocuSign Customer Success provides expertise to quickly and successfully identify business outcomes and then design, integrate and deploy the solutions that meet a customer’s needs. We offer in-depth expertise, proven best practices and repeatable delivery methodologies designed to ensure success, regardless of the complexity of the organization or technology environment.

Employees

As of January 31, 2020, we had 3,909 employees, consisting of 760 in engineering, product development and customer operations, 2,303 in sales and services, 309 in marketing and operations and 537 in general and administrative. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Our Competition

Our primary global competitor for eSignature is currently Adobe, which began to offer an electronic signature solution following its acquisition of EchoSign in 2011 (now known as Adobe Sign). Other global software companies may elect to include an electronic signature capability in their products. We also face competition from a select number of niche vendors that focus on specific industries, geographies or product areas such as contract lifecycle management and advanced contract analytics.

We believe the principal factors that drive competition between vendors in the future will include:
•breadth and depth of product-suite functionality;
•breadth and depth of integrations with the applications and systems customers already use;
•availability and reliability;
•security;
•ease of use and deployment;
•brand awareness and reputation;
•total cost of ownership;
•level of customer satisfaction; and
•ability to address legal, regulatory and cultural matters associated with e-signature across jurisdictions.

We believe we compete favorably across these factors. For additional information, see the section titled “Risk Factors—The market in which we participate is highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.”

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws in the U.S. and other jurisdictions, as well as license agreements and other contractual provisions, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of January 31, 2020, we had 38 issued patents in the U.S. and 66 issued patents in foreign countries, which expire between September 2020 and November 2036, and 12 patent applications pending examination and one allowed patent application in the U.S. and 13 patent applications pending examination and one allowed application in foreign countries.

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

Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to continue to expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the communications and technology industries may own large numbers of patents, copyrights and trademarks and may frequently threaten litigation, or file suit against us, based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, allegations that we have infringed the intellectual property rights of third parties. For additional information, see the section titled “Risk Factors—We are subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.”

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at investor.docusign.com, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC, when such reports are available on the SEC’s website at www.sec.gov. We use our website, including investor.docusign.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $208.4 million, $426.5 million and $52.3 million in the years ended January 31, 2020, 2019 and 2018. As of January 31, 2020, we had an accumulated deficit of $1.1 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, grow our international operations and customer base. As a result of these investments and due to our status as a public company, we also expect to incur increased compliance costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors, the price of our common stock could decline.

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:

▪fluctuations in demand for or pricing of our products and solutions;
▪our ability to attract new customers;
▪our ability to renew our subscriptions with, and expand sales of our products and solutions to, our existing customers;
▪timing of revenue recognition;
▪customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
▪changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
▪the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers, or strategic partners;
▪our ability to control costs, including our operating expenses;
▪potential accelerations of prepaid expenses and deferred costs;
▪the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
▪the amount and timing of costs associated with recruiting, training and integrating new employees;
▪issues relating to acquisitions and partnerships with third parties;
▪general economic, market, and industry conditions;
▪the impact of new accounting pronouncements;
▪changes in laws and regulations that affect our business;
▪significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and solutions; and
▪awareness of our brand on a global basis.

If our operating results fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action.

We derive a significant majority of our revenue from our e-signature solutions, and slower or declining adoption of our e-signature solutions, without a corresponding increase in the use of our other products and solutions, could cause our operating results to suffer.

Sales of subscriptions to our e-signature solutions account for substantially all of our subscription revenue and are the source of substantially all of our professional services revenue. Although we continue to add to our suite of products and solutions for automating the agreement process, we expect that we will be substantially dependent on our e-signature solutions to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:
▪any decline in demand for our e-signature solutions;
▪the failure of our e-signature solutions to maintain market acceptance;
▪the market for electronic signatures failing to grow, or growing more slowly than we expect;
▪the introduction of products and technologies that replace or substitute for, or represent an improvement over, our e-signature solutions;
▪technological innovations or new standards that our e-signature solutions do not address;
▪changes in regulations;
▪sensitivity to our current or future pricing; and
▪our inability to release enhanced versions of our e-signature solutions on a timely basis.

If we experience a material decline in sales of subscriptions to our e-signature solutions, without a corresponding increase in subscriptions to our other products and solutions, our revenue and operating results would be harmed.

The market for our products and solutions is relatively new and evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.

The market for our products and solutions—including our e-signature solution, which is the core part of our broader products and solutions for automating the agreement process—is relatively new and evolving, which makes our business and future prospects difficult to evaluate. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers, about the uses and benefits of our products and solutions. The size and growth of our addressable market depends on a number of factors, including our customers’ desire to differentiate themselves through e-signature solutions and other products and solutions that automate the agreement process, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulations and changes in economic conditions. If customers do not accept the value proposition of our offerings, then a viable market for products and solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

The recent coronavirus outbreak could harm our business and results of operations.

The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease named COVID-19 constitutes a pandemic. We have undertaken measures to protect our employees, partners and customers, including by adopting a virtual meeting in lieu of our annual North American DocuSign Momentum conference and by requiring almost all employees to work remotely until at least March 31, 2020. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. In addition, the coronavirus outbreak has created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our solutions, and harm our business and results of operations.

If we are unable to attract new customers and retain and expand sales to existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must continue to grow our customer base. As our market matures, product and service offerings evolve, and competitors introduce lower cost and/or differentiated products or solutions that are perceived to compete with our products and solutions, our ability to attract new customers could be impaired. This may be especially challenging where organizations have already invested significantly in an existing solution. If we fail to offer competitive products and solutions at competitive prices or to attract new customers and subsequently maintain and expand those customer relationships, our business and operating results may be harmed.

Our ability to increase our revenue also depends on our ability to expand the sales of our products and solutions to, and renew subscriptions with, existing customers and their organizations. For our business to succeed, it is important that our existing customers, especially our enterprise customers, increase their use of our products and solutions through the purchase of new products, additional subscriptions and our enhanced products and solutions. If our efforts to sell additional functionality and products and solutions to our customers are not successful, our business, operating results and financial condition may suffer.

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our products and solutions, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, customer attrition and general economic conditions. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

The market in which we participate is highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.

Our products and solutions address a market that is evolving and highly competitive. The products and solutions in our products and solutions face competition from different companies depending on the product or solution. For example, our primary global e-signature competitor is currently Adobe Systems Incorporated. We also face competition from a select number of specialized vendors that focus on specific industries, geographies or use cases. In addition to competition in the e-signature market, our other products and solutions, such as DocuSign CLM, DocuSign Payments and DocuSign ID Verification separately face competition from companies in the contract lifecycle management, payment processing and identity verification software markets. As we attempt to sell access to our products and solutions to potential customers with existing products and solutions, we must convince them that our products and solutions are superior to the solutions that their organization has used in the past.

Many of our competitors have longer operating histories than us, significantly greater financial, technical, marketing and other resources, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, we could lose customers if our competitors develop new competitive products and solutions, acquire competitive products, reduce prices, form strategic alliances with other companies, are acquired by third parties with greater resources or develop and market new technologies that render our existing or future products less competitive, unmarketable or obsolete. If we are unable to effectively compete, our business, operating results and financial condition would be harmed.

We depend on co-location data centers, third-party cloud providers, as well as our own technical operations infrastructure to provide our products and solutions to our customers in a timely manner. Interruptions or delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve our customers from third-party data center hosting facilities. Our customers need to be able to access our products at any time, without interruption or degradation of performance. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. As a result, we depend, in part, on our data center providers’ ability to protect these facilities against damage or interruption, including from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a data center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, including the existence of secondary data centers that become active during certain lapses of service or damage at a primary data center, our business could be harmed.

In addition to third-party data centers and cloud providers, we also rely on our own technical operations infrastructure to support and serve our rapidly growing customer base. To meet our business needs, we must maintain sufficient excess capacity in our operations infrastructure to ensure that our products and solutions are accessible within an acceptable load time. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our products and solutions. Any interruptions or delays in our service, whether or not caused by our products, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.

Our security measures have on occasion in the past been, and may in the future be, compromised or subject to cyberattacks, data breaches or cyber fraud. Consequently, our products and solutions may be perceived as not being secure. This may result in customers reducing or stopping their use of our products or solutions, our reputation being harmed, our incurring significant liabilities and adverse effects on our operating results and growth prospects.

Our operations involve the storage and transmission of customer data, personal data and other sensitive information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation and other security breaches and incidents, we have faced security incidents in the past. For example, in March 2017, a malicious third party used a phishing attack to gain access to a remote employee’s laptop and then accessed a list of email addresses which were uploaded to a third party website. Upon detection we took immediate action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies. Despite these efforts, any security breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business. Further, we may face additional security incidents in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of customers’ sensitive and proprietary information, and such incidents may in the future result in regulatory enforcement actions, litigation (including a new private right of action under the California Consumer Privacy Act, as described in the risk factor below titled “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations could also result in additional costs and liabilities to us or inhibit sales of our software.”), indemnity obligations and other possible liabilities.

Additionally, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. Our ability to monitor our third-party service providers’ data security is limited and any breach of our providers’ security measures may result in the unauthorized access to, or misuse, loss or destruction of our and our customers’ data.

Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based service providers have been and are expected to continue to be targeted. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including through complex techniques involving social engineering or “phishing” attacks, credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms), denial-of-service attacks, and other methods that may lead to the theft or misuse of personal or financial information, fraudulent payments and identity theft. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us, our service providers, our partners and our customers to entirely mitigate these risks. If our security measures, or the security measures of our service providers, partners or customers, are compromised, our reputation could be damaged, our ability to attract and retain customers could be adversely affected and our business may be harmed. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenues due to decrease in customer trust and network downtime, increases in insurance coverage due to cybersecurity incidents and damages to our reputation because of any such incident.

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

There can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that insurers will not deny coverage as to any future claim. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results and financial condition.

If our products and solutions do not evolve to meet the needs of our customers or fail to achieve sufficient market acceptance, our financial results and competitive position will suffer.

We spend substantial amounts of time and money to research, develop and enhance our existing products, add new offerings to our products and solutions for automating the agreement process, incorporate additional functionality, and solve new use cases to meet our customers’ rapidly evolving demands. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of our customers and potential customers is essential. If we are unable to develop products and solutions internally due to a lack of research and development resources, we may be forced to rely on acquisitions to expand into a certain markets or technologies, which can be costly. When we develop or acquire new or enhanced products and solutions, we typically incur expenses and expend resources upfront to develop, market, promote and sell them. As a result, when we introduce new or enhanced products and solutions, they must achieve high levels of market acceptance to justify the amount of our investment in developing or acquiring them and bringing them to market. If the release of our new and enhanced products and solutions fails to meet the needs of our customers or if our customers do not accept new and enhanced solutions offered by us, our business, operating results and financial conditions would be harmed. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred.

New products and solutions or enhancements to our existing products and solutions could fail to attain sufficient market acceptance for many reasons, including:

▪failure to predict market demand for particular features or functions, or to supply solutions that meet this demand quickly enough;
▪defects, errors or failures in our products and solutions;
▪negative publicity about their performance or effectiveness;
▪changes in applicable legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our products and solutions;
▪delays in releasing our products and solutions to the market; and
▪introduction or anticipated introduction of competing products by our competitors.

Our sales cycle with enterprise and commercial customers can be long and unpredictable, and our sales efforts require considerable time and expense.

Our ability to increase our revenue and grow our business is partially dependent on the widespread acceptance of our products and solutions by large businesses and other commercial organizations. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and solutions. The length of our sales cycle for these customers from initial evaluation to payment for our offerings is generally three to nine months, but can vary substantially from customer to customer and from offering to offering. Customers often view a subscription to our products and solutions as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our offerings prior to entering into or expanding a subscription. This is particularly true of our contract lifecycle management solutions and other advanced offerings, where longer evaluation, testing and qualification processes often result in longer sales cycles than for our e-signature solutions. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale.

Additional factors that may influence the length and variability of our sales cycle include:
▪the effectiveness of our sales force, in particular new sales people as we increase the size of our sales force, train our new sales people to sell to enterprise customers and launch advanced offerings for automating other aspects of the agreement process;
▪the discretionary nature of purchasing and budget cycles and decisions;
▪the obstacles placed by customers’ procurement process;
▪economic conditions and other factors impacting customer budgets;
▪the customer’s integration complexity;
▪the customer’s familiarity with e-signature and agreement automation processes;
▪customer evaluation of competing products during the purchasing process; and
▪evolving customer demands.

Our recent rapid growth may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $701.0 million in the year ended January 31, 2019 to $974.0 million in the year ended January 31, 2020. We expect that, in the future, as our revenue increases, our revenue growth rate will decline. We also believe that growth of our revenue depends on a number of factors, including our ability to:

▪price our products and solutions effectively so that we are able to attract and retain customers;
▪attract new customers, increase our existing customers’ use of our products and solutions and provide our customers with excellent customer support;
▪expand our Agreement Cloud offerings for our customers;
▪continue to introduce our products and solutions to new markets outside of the United States;
▪hire, maintain and train our sales force;
▪successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions; and
▪increase global awareness of our brand.

We may not successfully accomplish any of these objectives. We expect to continue to expend substantial financial and other resources on:
▪sales and marketing, including a significant expansion of our sales organization, particularly in the United States;
▪our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;
▪product development, including investments in our product development team and the development of new products and new functionality for our existing products and solutions;
▪acquisitions or strategic investments;
▪international expansion; and
▪general administration, including legal and accounting expenses.

In addition to growth in revenue, we have also experienced significant growth in the number of our customers and users, the number and complexity of the transactions we handle, and the amount of data that our infrastructure supports. Our growth has placed and may continue to place significant demands on our management and our operational and financial resources.

Finally, our business is becoming more complex as we increase our product and solution offerings, add additional staff and acquire complementary companies, products and technologies. In connection with this increased complexity, we are working to improve our operational, financial and management controls as well as our reporting systems and procedures, which requires capital expenditures and management attention. Failure to effectively manage our growth could have an adverse effect on our business, operating results and financial condition.

Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales contracts are not immediately reflected in full in our operating results.

We recognize revenue over the term of each of our contracts, which are typically one year in length but may be up to three years or longer. As a result, much of our revenue is generated from the recognition of contract liabilities from contracts entered into during previous periods. Consequently, a shortfall in demand for our products and solutions and professional services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales contracts in any period, as revenue from new customers is recognized over the applicable term of their contracts.

If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.

Because our recent growth has resulted in the rapid expansion of our business and product offerings, we do not have a long history upon which to base forecasts of future revenues and operating results. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. If we do not address these risks successfully, our operating results could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our stock price to decline.

If we have overestimated the size of our total addressable market, our future growth rate may be limited.

We have estimated the size of our total addressable market based on internally generated data and assumptions, as well as data published by third parties, which we have not independently verified. While we believe our market size estimates are reasonable, such information is inherently imprecise and subject to a high degree of uncertainty. If our third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market.

We have in the past, and may in the future, engage in merger and acquisition activities, which could divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, on September 4, 2018, we acquired SpringCM, a provider of cloud-based document generation and contract lifecycle management software, and on February 27, 2020, we announced our intent to acquire Seal Software Group Ltd., a provider of contract analytics software . In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. If we are able to complete future acquisitions and investments, such transactions may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management attention, increasing our expenses, and subjecting us to additional liabilities. An acquisition may also negatively affect our financial results because it may:

▪require us to incur charges or assume substantial debt;
▪cause adverse tax consequences or unfavorable accounting treatment;
▪expose us to claims and disputes by third parties, including intellectual property claims and disputes;
▪not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
▪cause us to incur liabilities for activities of the acquired company before the acquisition;
▪cause us to record impairment charges associated with goodwill and other acquired intangible assets; and
▪other unforeseen operating difficulties and expenditures.

Moreover, to pay for an acquisition or investment, we would have to use cash, incur debt and/or issue equity securities, each of which may affect our financial condition or the value of our common stock and (in the case of equity financing) could result in dilution to our stockholders.

The failure to successfully integrate the operations, personnel or technologies of an acquired business could impact our ability to realize the full benefits of such an acquisition. Our limited experience acquiring companies increases these risks. If we are unable to achieve the anticipated strategic benefits of an acquisition or if the integration or the anticipated financial and strategic benefits, including any anticipated cost savings, revenue opportunities or operational synergies, of such an acquisition are not realized as rapidly as or to the extent anticipated by us, our business, operating results and financial condition could suffer.

Our sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We sell to U.S. federal, state and local, as well as foreign, government agencies, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Further, government certification requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and solutions.

In addition, government agencies and entities in highly regulated industries may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such agencies and entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners due to a default or for other reasons, and any such termination may adversely affect our business, operating results and financial condition.

We may need to reduce or change our pricing model to remain competitive.

We price our subscriptions for e-signature solutions based on the number of users within an organization that use our products and solutions to send agreements digitally for signature or the number of Envelopes that such users are provisioned to send. We expect that we may need to change our pricing from time to time, including in connection with the launch of new or enhanced offerings for automating the agreement process. As new or existing competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts.

As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and solutions.

Our ability to increase our customer base and achieve broader market acceptance of our products and solutions depends to a significant extent on our ability to expand our marketing and sales operations. We are continuously expanding our sales force and strategic partnerships, both domestically and internationally. We also dedicate significant resources to our sales and marketing efforts by investing in advertising campaigns on a variety of media platforms, including online and social media. The effectiveness of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. If we cannot cost-effectively deploy our expanding sales force and use our marketing tools, or if we fail to promote our products and solutions efficiently and effectively, our ability to acquire new customers and our financial condition may suffer.

We may not be able to scale our business quickly enough to meet the growing needs of our customers and if we are not able to grow efficiently, our operating results could be harmed.

As use of our products and solutions grows and as customers use them for more types of transactions, we will need to devote additional resources to improving our application architecture, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base.

Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our products and solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, or the issuance of service credits or refunds, which could hurt our revenue growth and our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our systems infrastructure. We cannot be sure that the expansion and improvements to our systems infrastructure will be effectively implemented on a timely basis, if at all. These efforts may be costly and could adversely affect our financial results.

If our products and solutions fail to perform properly and if we fail to develop enhancements to resolve any defect or other problems, we could lose customers, become subject to service performance or warranty claims and our market share could decline.

Our operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure in order to maintain the performance of our products and solutions. The applications underlying our products and solutions are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and solutions and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and solutions. Consequently, we or our customers may discover defects or errors after our products and solutions have been employed. If we fail to perform timely maintenance or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect not to renew their subscriptions, delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties, potential customers may not adopt our products and solutions and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and solutions may be substantial and could adversely affect our operating results.

If we fail to offer high quality support, our business and reputation could suffer.

Many of our customers rely on our customer support and professional services personnel to deploy and use our products and solutions successfully. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell our products and solutions to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.

If we are unable to maintain successful relationships with our partners, our business, operating results and financial condition could be harmed.

In addition to our direct sales force and our website, we use strategic partners, such as global system integrators, value-added resellers and independent software vendors to sell our subscription offerings and solutions. Our agreements with our partners are generally nonexclusive, meaning our partners may offer their customers products and services of several different companies, including products and services that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our subscription offerings and solutions, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings and solutions may be harmed. Our partners may cease marketing our subscription offerings or solutions with limited or no notice and with little or no penalty. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our products and solutions by potential customers. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our growth objectives and operating results. Even if we are successful in maintaining and recruiting new partners, we cannot assure you that these relationships will result in increased customer usage of our products and solutions or increased revenue.

Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.

Our products and solutions seamlessly integrate with hundreds of other software applications, including Salesforce, Google and Microsoft. Our growth strategy includes expanding the use of our products and solutions through complementary technology offerings and software integrations, such as third-party APIs. While we have established partnerships with providers of complementary offerings and software integrations, we cannot guarantee that we will be successful in maintaining these partnerships or establishing partnerships with additional providers. In the future, third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; alter the terms governing use of and access to their applications and APIs; or implement other changes that could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and potential profitability of our business depend on demand for our products and solutions. Current or future economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, the recent outbreak of the coronavirus has created significant additional uncertainty in the global economy. If the coronavirus outbreak worsens, especially in regions in which we have material operations or sales, such as the United States, Canada, the United Kingdom, France, Germany, Ireland Israel, Australia, Singapore, Japan or Brazil, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas and restrictions in our employees’ and other service providers’ ability to travel. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.

We have funded our operations since inception primarily through equity financings, including our initial public offering (“IPO”) and payments by our customers for use of our product offerings and related services. In addition, in September 2018, we offered and issued $575.0 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase up to an additional $75.0 million principal amount of Notes. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

We intend to continue to make investments to support our business and, in the future, we may require additional funds. Additional financing may not be available on favorable terms, if at all. In addition, depending on the treatment of the currently outstanding Notes, or in the event that we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock. Further, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. If adequate funds are not available on acceptable terms when we require it, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition.

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

As of January 31, 2020, we had $575.0 million (undiscounted) principal amount of indebtedness under our Notes. Our indebtedness may:

•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.

Further, the indenture governing the Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.

The requirements of being a public company, including developing and maintaining proper and effective disclosure controls and procedures and internal control over financial reporting, may strain our resources and divert management’s attention away from other business concerns.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations that impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and such compliance has increased, and will continue to increase, our legal, accounting and financial costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of such controls, we have expended, and anticipate that we will continue to expend, significant resources. For example, since our IPO, we have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to assist in our compliance efforts.

In addition, we are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

Despite significant investment, our current controls and any new controls that we develop may become inadequate because of changes in business conditions. For example, because we have acquired companies in the past and may continue to do so in the future, we need to effectively expend resources to integrate the controls of these acquired entities with ours. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in the periodic reports that we file with the SEC. If our management team or independent registered public accounting firm were to furnish an adverse report, or if it is determined that we have a material weakness or significant deficiency in our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

If we fail to maintain our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that maintaining the DocuSign brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our products and solutions and retaining existing customers. We also believe that the importance of our brand will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable and useful solutions to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions and our ability to successfully differentiate our products and solutions from our competitors’. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations, in particular those related to privacy and data protection, could also result in additional costs and liabilities to us or inhibit sales of our software.

We receive, store and process personal information and other data from and about customers, in addition to our employees, partners and service providers. In addition, customers use our products and solutions to obtain and store personal identifiable information, personal health information (including protected health information) and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Health and Human Services Office for Civil Rights (the “OCR”), and various state, local and foreign agencies and other authorities. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal government and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws, and regulations and agency rules and opinions apply to the collection, processing, disclosure and security of certain types of data, including:

•The Electronic Signatures in Global and National Commerce Act (“ESIGN Act”) in the United States, eIDAS in the EU and similar U.S. state laws, particularly the Uniform Electronic Transactions Act (the “UETA”), which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. We are particularly reliant on the UETA and the ESIGN Act, which together have solidified the legal landscape for use of electronic records and electronic signatures in commerce by confirming that electronic records and signatures carry the same weight and have the same legal effect as traditional paper documents and wet ink signatures.

•The EU General Data Protection Regulation (the “GDPR”), which became effective in May 2018, imposes strict requirements related to processing the personal data of EU individuals. EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of a noncompliant company’s annual global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims. The GDPR imposes compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. Additionally, the United Kingdom implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019 that substantially implements the GDPR. The United Kingdom's departure in January 2020 from the European Union (commonly referred to as Brexit) has created uncertainty with regard to the requirements for data transfers between the United Kingdom and the EU and other jurisdictions it is still unclear whether transfer of data from the European Economic Area to the United Kingdom will remain lawful under GDPR following “Brexit.” The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny.

•The CCPA took effect on January 1, 2020 and will be enforceable by the California Attorney General six months after the publication of the final regulations or July 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, particularly in the event of a data breach. The CCPA may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

•HIPAA in the United States (as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) imposes mandatory contractual terms and other obligations with respect to safeguarding the privacy, security and transmission of protected health information. We may function as a HIPAA business associate for certain of our customers and, as such, are subject to applicable privacy and data security requirements. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties and fines.

•Numerous other laws including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act (“GLBA”), and other state laws relating to privacy.

In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, partners or our vendors must comply. In certain cases these laws and regulations are more restrictive than those in the United States and apply broadly to the collection, use, storage, disclosure and security of various types of data. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, advertising, electronic signatures, consumer communications and information security in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our products and solutions, possibly in a material manner, and could limit our ability to develop new functionality.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, operating results and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

Additionally, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU data protection authorities on the processing of EU personal data under the GDPR), litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business.

Many of our customers deploy our products and solutions globally, and our products and solutions must comply with certain legal and regulatory requirements in varying countries. If our products and solutions fail to meet these requirements, we could incur significant liabilities and our financial condition may suffer.

Many customers use our products and solutions globally to comply with safe harbors and other legislation in the countries in which they transact business. For example, some of our customers rely on our certification under the FedRAMP and eIDAS in the EU to help satisfy their own legal and regulatory compliance requirements. If a court or regulatory body determines that our products and solutions are inadequate to meet these requirements, documents executed through our products and solutions could, in some instances, be rendered unenforceable, resulting in potential loss of customers, liability under customer contracts, and brand and reputational damage.

The success of our business depends on customers’ continued and unimpeded access to our products and solutions on the internet.

Our customers must have internet access in order to use our products and solutions. Some providers may take measures that affect their customers’ ability to use our products and solutions, such as degrading the quality of the data packets we transmit over their lines, giving those packets lower priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our products and solutions.

In 2018, the U.S. Federal Communications Commission repealed net neutrality rules which would have barred internet providers from blocking or slowing down access to online content and, protected services like ours from such interference. To the extent network operators attempt to interfere with our products and solutions, extract fees from us to deliver our solution or otherwise engage in discriminatory or anti-competitive practices, our business could be adversely impacted.

We could incur substantial costs in protecting or defending our proprietary rights, and any failure to adequately protect our rights could impair our competitive position and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the United States and other countries and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products or design around our patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and solutions that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of jurisdictions outside the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our products and solutions.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and solutions, impair the functionality of our products and solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products and solutions or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to adequately protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

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

We may be the subject of lawsuits that allege our products and solutions infringe the intellectual property rights of other companies. For example, in June 2011, RMail Limited, RPost Communications Limited and RPost Holdings filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. In October 2012, RPost Holdings Inc. and RPost Communications Limited filed another patent infringement complaint against us in the same court. In August 2019, we and such RPost entities entered into a settlement agreement and both cases were dismissed.

A decision in favor of the plaintiffs in any future lawsuits could subject us to significant liability for damages and our ability to develop and sell our products may be harmed. We also may be required to redesign our products, delay releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our products and solutions. Requiring us to change one or more aspects of the way we deliver our products and solutions may harm our business. Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results or financial condition.

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our products and solutions. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our software products, we may be required to re-engineer our products, discontinue the sale of our products and solutions or take other remedial actions.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection and other losses.

Our agreements with some customers and other third parties include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our offerings, solutions or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our products and solutions as a result of any such claims. In addition, our customer agreements generally include a warranty that the proper use of DocuSign by a customer in accordance with the agreement and applicable law will be sufficient to meet the definition of an “electronic signature” as defined in the ESIGN Act and eIDAS. Any warranty or indemnification claim brought by our customers could result in damage to our reputation and harm our business and operating results.

We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.

Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, retain and motivate members of our senior management team and key employees, our business could be harmed.

We also are dependent on the continued service of our existing software engineers because of the complexity of our products and solutions. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled sales and operations professionals. We also require skilled product development, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in our principal U.S. locations in the San Francisco Bay Area and Seattle. Competition for these employees in our industry (and especially in our principal U.S. locations) is intense, and many of the companies we compete with for experienced personnel have greater resources than we do.

In addition, certain immigration laws restrict or limit our ability to recruit internationally. Any changes to immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2020, 2019 and 2018 total revenue generated from customers outside the U.S. was 18%, 17% and 17% of our total revenue. We currently have offices in the United States, Canada, the United Kingdom, France, Germany, Ireland, Israel, Australia, Singapore, Japan and Brazil. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of January 31, 2020, approximately 27% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

Our current international operations and future initiatives involve a variety of risks, including:

▪changes in a specific country’s or region’s political or economic conditions;
▪exposure to regional public health issues, such as the recent outbreak of coronavirus, and to travel restrictions and other measures undertaken by governments in response to such issues;
▪the need to adapt and localize our products for specific countries, including providing customer support in different languages;
▪greater difficulty collecting accounts receivable and longer payment cycles;
▪potential changes in trade relations arising from policy initiatives implemented by the Trump administration, which has been critical of existing and proposed trade agreements;
▪unexpected changes in laws and regulatory requirements, including but not limited to, taxes or trade laws;
▪more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
▪differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
▪challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
▪difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
▪increased travel, real estate, infrastructure and legal compliance costs associated with international operations;
▪currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

▪limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
▪laws and business practices favoring local competitors or general preferences for local vendors;
▪limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
▪political instability or terrorist activities;
▪exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and similar laws and regulations in other jurisdictions; and
▪adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we undertake may not be successful. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Our international operations and recent U.S. federal tax legislation may subject us to potential adverse tax consequences.

We are expanding our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. We may be subject to taxation in international jurisdictions with increasingly complex tax laws and precedents which could have an adverse effect on our liquidity and operating results. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of those jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Tax authorities in the jurisdictions in which we operate may challenge our transfer pricing policies and intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or to our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries which could have a material impact on us and the results of our operations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), that significantly reformed the Internal Revenue Code, as amended, of 1986 (the “Code”). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. In addition, the Tax Act creates new regimes that tax certain foreign-sourced earnings, referred to as the global intangible low-taxed income, and certain related-party outbound payments, referred to as the base erosion anti-abuse tax. Our net deferred tax assets and liabilities and valuation allowance were revalued at the newly enacted U.S. corporate rate.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our products and solutions are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control, and we incorporate encryption technology into certain of our products and solutions. These encryption products and the underlying technology may be exported outside of the United States only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our products and solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

In addition, if our strategic partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements to our strategic partner agreements; however, no assurance can be given that our strategic partners will comply with such requirements.

Foreign governments also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products and solutions or could limit our end-customers’ ability to implement our products and solutions in those countries. Changes in our products and solutions or future changes in export and import regulations may create delays in the introduction of our products and solutions in international markets, prevent our end-customers with international operations from deploying our products and solutions globally or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls stemming from Trump administration policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products and solutions by, or in our decreased ability to export or sell our products and solutions to, existing or potential end-customers with international operations. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would adversely affect our business, operating results and prospects.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and solutions and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, operating results and financial condition.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the U.S. Supreme Court recently ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of January 31, 2020, we had accumulated net operating loss carryforwards of $1.7 billion for federal and $856.8 million for state, respectively. Of the total federal net operating losses, $105.8 million is carried forward indefinitely and is not limited to 80% of taxable income, and $1.2 billion is carried forward indefinitely but is limited to 80% taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2025 and 2021, respectively. As of January 31, 2020, we also had total foreign net operating loss carryforwards of $16.6 million, which do not expire under local law. We also have total U.S. federal and state research tax credits of $51.6 million. The U.S. federal research tax credits will begin to expire in 2033. The U.S. state research tax credits do not expire.

Under Sections 382 and 383 of the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

United States generally accepted accounting principles (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to allocation of revenue between recognized and deferred amounts, goodwill and intangible assets, fair value of financial instruments, valuation of stock-based compensation, and the valuation allowance for deferred income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating revenues and operating expenses are earned or incurred outside of the United States, and an increasing portion of our assets is held outside of the United States. These operating revenues, expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, data security breaches, and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, public health crisis (such as the recent outbreak of coronavirus), power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our products and solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, including any errors, defects or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our operating results.

In addition, as computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent, we face increased risk from these activities to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers. Any such computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks or other data security breaches to our network infrastructure or information technology systems or to computer hardware we lease from third parties, could, among other things, harm our reputation and our ability to retain existing customers and attract new customers.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
▪actual or anticipated fluctuations in our financial condition and operating results;
▪variance in our financial performance from expectations of securities analysts;
▪issuance of research reports by securities analysts, including publishing unfavorable reports;
▪changes in the prices of subscriptions to our products and solutions;
▪changes in our projected operating and financial results;
▪changes in laws or regulations applicable to our products and solutions;
▪announcements by us or our competitors of significant business developments, acquisitions or new offerings;
▪our involvement in any litigation;
▪future sales of our common stock or other securities by us or our stockholders;
▪changes in senior management or key personnel;
▪the trading volume of our common stock;
▪changes in the anticipated future size and growth rate of our market;
▪changes in the political climate in the United States;
▪terrorist attacks, natural disasters, public health crises (such as the recent coronavirus outbreak) or other such events impacting countries where we have operations; and
▪general economic, regulatory and market conditions.

In addition, broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

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

Future sale and issuances of our common stock, including pursuant to our Employee Stock Purchase Plan (“ESPP”) and our 2018 Equity Incentive Plan (“2018 Plan”) could result in dilution to our stockholders and could cause our stock price to fall.

Our ESPP provides eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share. As of February 1, 2020, 6,797,085 shares of our common stock are reserved for issuance under our ESPP. Pursuant to our 2018 Plan, our management is authorized to grant stock options, restricted stock units and other equity awards to our employees, directors and consultants. As of February 1, 2020, 33,788,273 shares of our common stock are reserved and available for issuance under our 2018 Plan. Additionally, the number of shares of our common stock reserved for issuance under our ESPP and 2018 Plan will automatically increase on February 1 of each year, through and including January 1, 2029, by 1% and 5%, respectively, of the total number of shares of our capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future purchase or grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If the number of analysts that cover us declines or if analysts do not publish research or reports about our business, delay publishing reports about our business or publish negative reports about our business, regardless of accuracy, our stock price and trading volume could decline.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

▪authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock;
▪require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
▪specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;

▪establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
▪establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
▪prohibit cumulative voting in the election of directors;
▪provide that our directors may be removed for cause only upon the vote of sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock;
▪provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
▪require the approval of our board of directors or the holders of at least sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. If a court were to find any of these exclusive-forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation, however, provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In December 2018, the Delaware Chancery Court issued an opinion invalidating provisions similar to ours limiting to U.S. federal court the forum in which a stockholder is able to bring a claim under the Securities Act (“Federal Forum Provision”). On March 18, 2020, however, the Delaware Supreme Court reversed the decision of the Delaware Chancery Court and held that such provisions are facially valid. In light of that recent decision, we announced that we may in the future enforce our Federal Forum Provision. While there can be no assurance that federal courts or other state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision generally means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. While the Federal Forum Provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder also must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of the stockholder's choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted loss per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted loss per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted loss per share would be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in San Francisco, California, and consist of approximately 152,000 square feet under lease agreements that expire on August 9, 2024. We maintain additional offices in multiple locations in the U.S. and internationally in Europe, Asia, Israel, Brazil, Canada and Australia.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II - OTHER INFORMATION

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK

Market Price of Our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol DOCU.

Holders of our Common Stock

As of February 28, 2020, there were 115 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of DocuSign, Inc under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes $100 was invested in our common stock at the market close on April 27, 2018, the date our stock commenced trading on the Nasdaq Global Select Market. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
$225
$200
$175
$150
$125
$100
$75
2018-04-27
2018-07-31
2018-10-31
2019-01-31
2019-04-30
2019-07-31
2019-10-31
2020-01-31
DOCU
S&P 500
S&P 500 IT

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On May 1, 2018, we completed our IPO, in which we issued and sold 19.3 million shares of common stock at a price to the public of $29.00 per share, including 3.3 million shares of common stock purchased by the underwriters upon the full exercise of their over-allotment option and excluding shares of common stock sold in our IPO by certain of our existing stockholders. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223990) ("IPO Registration Statement"), which was declared effective by the SEC on April 26, 2018.

There has been no material change in the planned use of our net IPO proceeds as described in our Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected historical consolidated financial data for the periods indicated. The selected consolidated statement of operations data for the years ended January 31, 2020, 2019 and 2018, and the selected consolidated balance sheet data as of January 31, 2020 and 2019, have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended January 31, 2017, and the selected consolidated balance sheet data as of January 31, 2018 and 2017, have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes and the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future.

Consolidated Statements of Operations Data:

	Year Ended January 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Revenue:
Subscription	$918,463	$663,657	$484,581	$348,563	$229,127
Professional services and other	55,508	37,312	33,923	32,896	21,354
Total revenue	973,971	700,969	518,504	381,459	250,481
Cost of revenue:
Subscription (1)	163,931	117,764	83,834	73,363	48,656
Professional services and other (1)	79,303	74,657	34,439	29,114	25,199
Total cost of revenue	243,234	192,421	118,273	102,477	73,855
Gross profit	730,737	508,548	400,231	278,982	176,626
Operating expenses:
Sales and marketing (1)	591,379	539,606	277,930	240,787	170,006
Research and development (1)	185,552	185,968	92,428	89,652	62,255
General and administrative (1)	147,315	209,297	81,526	64,360	63,669
Total operating expenses	924,246	934,871	451,884	394,799	295,930
Loss from operations	(193,509)	(426,323)	(51,653)	(115,817)	(119,304)
Interest expense	(29,254)	(10,844)	(624)	(611)	(780)
Interest income and other income (expense), net	19,207	8,959	3,135	1,372	(3,508)
Loss before provision for (benefit from) income taxes	(203,556)	(428,208)	(49,142)	(115,056)	(123,592)
Provision for (benefit from) income taxes	4,803	(1,750)	3,134	356	(1,033)
Net loss	$(208,359)	$(426,458)	$(52,276)	$(115,412)	$(122,559)
Net loss per share attributable to common stockholders, basic and diluted	$(1.18)	$(3.16)	$(1.66)	$(4.17)	$(4.76)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	176,704	135,163	32,294	28,020	26,052

(1) Includes stock-based compensation and amortization of intangibles as follows:

	Year Ended January 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Stock-based compensation:
Cost of revenue—subscription	$12,882	$16,182	$911	$1,190	$1,074
Cost of revenue—professional services and other	15,703	25,858	976	1,021	1,297
Sales and marketing	94,863	172,115	9,386	11,187	10,617
Research and development	43,211	74,108	4,896	10,161	8,221
General and administrative	39,745	122,715	13,578	11,884	11,455

Amortization of intangibles:
Cost of revenue—subscription	5,704	6,081	6,793	6,940	4,030
Sales and marketing	12,013	7,021	3,250	3,385	1,965

In the year ended January 31, 2019, we recognized $262.8 million of stock-based compensation expense related to RSUs, for which the performance-based condition was satisfied on April 26, 2018, the effective date of our IPO Registration Statement.

Consolidated Balance Sheet Data

	January 31,
(in thousands)	2020	2019	2018	2017	2016
Cash, cash equivalents and investments	$895,871	$933,234	$256,867	$190,556	$228,523
Working capital	249,925	468,208	44,976	44,250	132,486
Total assets	1,891,138	1,615,417	619,973	499,638	486,487
Contract liabilities, current and non-current	519,038	388,772	277,924	190,151	130,713
Convertible senior notes, net	465,321	438,932	—	—	—
Redeemable convertible preferred stock	—	—	547,501	546,040	544,584
Accumulated deficit	(1,137,185)	(928,778)	(502,320)	(450,044)	(334,632)
Total stockholders’ equity (deficit)	546,327	614,362	(338,648)	(347,355)	(276,145)
Year ended January 31, 2019 reflects the acquisition of SpringCM for $218.8 million.

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

Executive Overview of Fiscal 2020 Results

Overview

DocuSign accelerates the process of doing business for companies and simplifies life for their customers and employees. We accomplish this by transforming the foundational element of business: the agreement.

We offer the world’s #1 e-signature solution as the core part of our broader software suite for automating the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across e-signature and addresses the broader agreement process. As a result, over 585,000 customers and hundreds of millions of users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. DocuSign eSignature integrates with popular business apps, and our functionality can also be embedded using our API. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 94%, 95% and 93% of our revenue in the years ended January 31, 2020, 2019 and 2018. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 6%, 5% and 7% of our revenue in the years ended January 31, 2020, 2019 and 2018. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

We offer subscriptions to our software suite to enterprise businesses, commercial businesses and VSBs, which we define as companies with fewer than 10 employees and includes professionals, sole proprietorships and individuals. We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which we believe is the most cost-effective way to reach our smallest customers. We offer more than 300 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning various industries and countries with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the years presented.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs and later expanded our focus to target enterprise customers. To demonstrate this growth over time, the number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from approximately 30 customers as of January 31, 2013 to 437 customers as of January 31, 2020. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Year Ended January 31, 2020

Year Ended January 31, 2020
Total revenue	$973,971
Total costs and expenses	1,167,480
Total stock-based compensation expense	206,404
Loss from operations	(193,509)
Net loss	(208,359)
Cash provided by operating activities	115,696
Capital expenditures	(72,046)

Cash, cash equivalents and investments were $895.9 million as of January 31, 2020.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Our Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of January 31, 2020, we had over 585,000 customers, including over 70,000 enterprise and commercial customers, as compared to over 475,000 customers and over 55,000 enterprise and commercial customers as of January 31, 2019. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses (“SMBs”), which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. VSBs include companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue represented 18% of our total revenue in the year ended January 31, 2020 and 17% of our total revenue in each of the years ended January 31, 2019 and 2018.

We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, where we were able to leverage our core technologies due to similar approaches to e-signature in these jurisdictions and the U.S. We have since made significant investments to be able to offer our solutions in select civil law countries. For example, in Europe, we have SBS technology tailored for eIDAS. In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

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

Subscription Revenue. Subscription revenue consists of fees for the use of our software suite and our technical infrastructure and access to customer support, which includes phone or email support. We typically invoice customers in advance on an annual basis. We recognize subscription revenue ratably over the term of the contract subscription period beginning on the date access to our software suite is provided.

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

Overhead Allocation

We allocate shared overhead costs, such as facilities (including rent, utilities and depreciation on equipment shared by all departments), information technology, information security and recruiting costs to all departments based on headcount. As such, these allocated overhead costs are reflected in each cost of revenue and operating expense category.

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue primarily consists of expenses related to hosting our software suite and providing support. These expenses consist of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs, as well as personnel costs for employees associated with our technical infrastructure, customer success and customer support. These expenses also consist of software and maintenance costs, third-party hosting fees, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired intangible assets, credit card processing fees and allocated overhead costs.

Cost of Professional Services and Other Revenue. Cost of professional services and other revenue consists primarily of personnel costs for our professional services delivery team, travel-related costs and allocated overhead costs.

We expect our cost of revenue to continue to increase in absolute dollar amounts as we invest in our business.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors including our pricing, timing and amount of investment to maintain or expand our hosting capability, the growth of our software suite support and professional services team, stock-based compensation expenses, amortization of costs associated with capitalized internal use software and acquired intangible assets and allocated overhead costs.

Operating Expenses

Our operating expenses consist of selling and marketing, research and development and general and administrative expenses.

Selling and Marketing Expense. Selling and marketing expense consists primarily of personnel costs, including sales commissions. These expenses also include expenditures related to advertising, marketing, promotional events and brand awareness activities, as well as allocated overhead costs. We expect selling and marketing expense to continue to increase in absolute dollars as we enhance our product offerings and implement marketing strategies.

Research and Development Expense. Research and development expense consists primarily of personnel costs. These expenses also include non-personnel costs, such as subcontracting, consulting and professional fees for third-party development resources, as well as allocated overhead costs. Our research and development efforts focus on maintaining and enhancing existing functionality and adding new functionality. We expect research and development expense to increase in absolute dollars as we invest in the enhancement of our software suite.

General and Administrative Expense. General and administrative expense consists primarily of employee-related costs for those employees associated with administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs and allocated overhead costs. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.

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

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Revenue:
Subscription	$918,463	$663,657	$484,581
Professional services and other	55,508	37,312	33,923
Total revenue	973,971	700,969	518,504
Cost of revenue:
Subscription	163,931	117,764	83,834
Professional services and other	79,303	74,657	34,439
Total cost of revenue	243,234	192,421	118,273
Gross profit	730,737	508,548	400,231
Operating expenses:
Sales and marketing	591,379	539,606	277,930
Research and development	185,552	185,968	92,428
General and administrative	147,315	209,297	81,526
Total operating expenses	924,246	934,871	451,884
Loss from operations	(193,509)	(426,323)	(51,653)
Interest expense	(29,254)	(10,844)	(624)
Interest income and other income, net	19,207	8,959	3,135
Loss before provision for (benefit from) income taxes	(203,556)	(428,208)	(49,142)
Provision for (benefit from) income taxes	4,803	(1,750)	3,134
Net loss	$(208,359)	$(426,458)	$(52,276)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended January 31,
	2020	2019	2018
Revenue:
Subscription	94%	95%	93%
Professional services and other	6	5	7
Total revenue	100	100	100
Cost of revenue:
Subscription	17	17	16
Professional services and other	8	10	7
Total cost of revenue	25	27	23
Gross profit	75	73	77
Operating expenses:
Sales and marketing	61	77	53
Research and development	19	27	18
General and administrative	15	30	16
Total operating expenses	95	134	87
Loss from operations	(20)	(61)	(10)
Interest expense	(3)	(2)	—
Interest income and other income, net	2	2	1
Loss before provision for (benefit from) income taxes	(21)	(61)	(9)
Provision for (benefit from) income taxes	—	—	1
Net loss	(21)%	(61)%	(10)%

The following discussion and analysis are for the year ended January 31, 2020, compared to the same period in 2019 and the year ended January 31, 2019, compared to the same period in 2018, unless otherwise stated.

Revenue

	Year Ended January 31,			2020 versus 2019	2019 versus 2018
(in thousands, except for percentages)	2020	2019	2018
Revenue:
Subscription	$918,463	$663,657	$484,581	38%	37%
Professional services and other	55,508	37,312	33,923	49%	10%
Total revenue	$973,971	$700,969	$518,504	39%	35%

Subscription Revenue

Subscription revenue increased $254.8 million, or 38%, in the year ended January 31, 2020, and $179.1 million, or 37%, in the year ended January 31, 2019. Subscription revenue was 94%, 95% and 93% of total revenue in the years ended January 31, 2020, 2019 and 2018. The increases in both periods were primarily attributable to increases in subscription sales to new and existing customers. The increase in the year ended January 31, 2020 also reflects the full year impact of the SpringCM acquisition.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings.

Professional Services and Other Revenue

Professional services and other revenue increased by $18.2 million, or 49%, in the year ended January 31, 2020, and by $3.4 million, or 10%, in the year ended January 31, 2019 primarily due to increased engagement of professional services to support our growing customer base.

Cost of Revenue and Gross Margin

	Year Ended January 31,			2020 versus 2019		2019 versus 2018
(in thousands, except for percentages)	2020	2019	2018
Cost of revenue:
Subscription	$163,931	$117,764	$83,834	39%		40%
Professional services and other	79,303	74,657	34,439	6%		117%
Total cost of revenue	$243,234	$192,421	$118,273	26%		63%
Gross margin:
Subscription	82%	82%	83%	—	pts	(1)	pts
Professional services and other	(43)%	(100)%	(2)%	57	pts	(98)	pts
Total gross margin	75%	73%	77%	2	pts	(4)	pts

Cost of Subscription Revenue

Cost of subscription revenue increased $46.2 million, or 39% in the year ended January 31, 2020, primarily due to:
▪An increase of $26.9 million in operating costs to support our platform and the full year impact of the SpringCM acquisition; and
▪An increase of $15.8 million in personnel costs primarily due to higher headcount and the full year impact of the addition of SpringCM employees.

Cost of subscription revenue increased $33.9 million, or 40% in the year ended January 31, 2019, primarily due to:
▪An increase of $15.3 million in stock-based compensation expense primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only;
▪An increase of $9.7 million in data center and other related operating costs to support our software suite and the impact of the acquisition of SpringCM; and
▪An increase of $5.3 million in personnel costs primarily driven by increases in headcount, the addition of SpringCM employees and the employer portion of payroll taxes related to RSU settlements with no such expense in the prior years.

Cost of Professional Services and Other Revenue

Cost of professional service and other revenue increased $4.6 million, or 6%, in the year ended January 31, 2020, primarily due to:
▪An increase of $8.6 million in personnel costs primarily due to higher headcount and the addition of SpringCM employees; and
▪An increase of $4.5 million in professional service costs, primarily related to SpringCM customer implementation costs.
These increases were partially offset by a decrease of $10.2 million in stock-based compensation expense as the cost of professional service and other revenue in the year ended January 31, 2019 included a cumulative catch-up of stock-based compensation expense on the effective date of our IPO.

Cost of professional service and other revenue increased $40.2 million, or 117%, in the year ended January 31, 2019, primarily due to:
•An increase of $24.9 million in stock-based compensation primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only; and
•An increase of $11.7 million in personnel costs primarily related to increased headcount in our professional services organization and the addition of SpringCM employees, as well as the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year.

Sales and Marketing

	Year Ended January 31,			2020 versus 2019	2019 versus 2018
(in thousands, except for percentages)	2020	2019	2018
Sales and marketing	$591,379	$539,606	$277,930	10%	94%
Percentage of revenue	61%	77%	53%

Sales and marketing expenses increased $51.8 million, or 10%, in the year ended January 31, 2020, primarily due to:
▪An increase of $77.5 million in personnel costs due to higher headcount, the addition of SpringCM employees, and higher commissions in line with higher sales and headcount;
▪An increase of $18.9 million in allocated overhead due to higher technology and facility costs;
▪An increase of $13.6 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;
▪An increase of $7.9 million in depreciation and amortization due to the full year impact of amortization of the intangible assets acquired in the SpringCM acquisition as well as higher overall property and equipment balance;
▪An increase of $4.4 million primarily due to higher spend on employee-related costs and partner commissions; and
▪An increase of $4.1 million in travel costs driven by higher headcount.
These increases were partially offset by a decrease of $77.3 million in stock-based compensation expense as the sales and marketing expense in the year ended January 31, 2019 included a cumulative catch-up of stock-based compensation expense on the effective date of our IPO.

Sales and marketing expenses increased $261.7 million, or 94%, in the year ended January 31, 2019, primarily due to:
▪An increase of $162.7 million in stock-based compensation expense primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only;
▪An increase of $58.3 million in personnel costs driven by increased headcount, the addition of SpringCM employees, the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year, and higher commissions in line with higher sales;
▪An increase of $14.5 million in marketing and advertising expense, primarily due to higher spend for online advertising campaigns;
▪An increase of $10.4 million in allocated overhead due to increase in headcount and higher allocated IT and facility costs;
▪An increase of $4.9 million in travel costs to support the increase in personnel;
▪An increase of $4.3 million primarily due to higher spend on employee-related costs; and
▪An increase of $4.3 million in depreciation and amortization expenses due to the amortization of the intangible assets acquired in the SpringCM acquisition on September 4, 2018.

Research and Development

	Year Ended January 31,			2020 versus 2019	2019 versus 2018
(in thousands, except for percentages)	2020	2019	2018
Research and development	$185,552	$185,968	$92,428	—%	101%
Percentage of revenue	19%	27%	18%

Research and development expenses remained flat in the year ended January 31, 2020 as the decrease of $30.9 million in stock-based compensation expense from cumulative catch-up of stock-based compensation expense on the effective date of our IPO during the year ended January 31, 2019 was offset by:
▪An increase of $20.6 million in personnel costs due to higher headcount and the addition of SpringCM employees;
▪An increase of $3.7 million in allocated overhead due to higher technology and facility costs; and
▪An increase of $1.7 million in professional fees.

Research and development expenses increased $93.5 million, or 101%, in the year ended January 31, 2019, primarily due to:
•An increase of $69.2 million in stock-based compensation expense, primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only;

•An increase of $14.0 million in personnel costs due to higher headcount, the addition of SpringCM employees and the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year;
•An increase of $4.6 million in allocated overhead due to increased allocated IT and facility costs; and
•An increase of $1.7 million primarily due to higher employee costs.

General and Administrative

	Year Ended January 31,			2020 versus 2019	2019 versus 2018
(in thousands, except for percentages)	2020	2019	2018
General and administrative	$147,315	$209,297	$81,526	(30)%	157%
Percentage of revenue	15%	30%	16%

General and administrative expenses decreased $62.0 million, or 30%, in the year ended January 31, 2020, primarily due to a decrease of $83.0 million in stock-based compensation expense as the general and administrative expense in the year ended January 31, 2019 included a cumulative catch-up of stock-based compensation expense on the effective date of our IPO. This decrease in stock-based compensation was partially offset by:
•An increase of $9.1 million in personnel costs primarily due to higher headcount;
•An increase of $3.8 million primarily due to charitable contributions; and
•An increase of $3.2 million in professional fees, driven by higher litigation expenses partially offset by legal, audit and consulting costs related to our IPO in the prior year.

General and administrative expenses increased $127.8 million, or 157%, in the year ended January 31, 2019, primarily due to:
▪An increase of $109.1 million in stock-based compensation expense, primarily driven by the expense related to RSUs with a performance condition satisfied on the effectiveness of our IPO Registration Statement, for which no expense was recorded in the same prior year period, and the expense on RSUs granted with a service-based condition only;
▪An increase of $10.0 million in professional fees, primarily driven by costs related to our IPO, secondary offering and preparation for operating as a public company, as well as higher audit and consulting costs; and
▪An increase of $9.7 million in personnel costs primarily due to increased headcount and the employer portion of payroll taxes related to RSU settlements with no such expense in the prior year.

Interest expense

	Year Ended January 31,			2020 versus 2019	2019 versus 2018
(in thousands, except for percentages)	2020	2019	2018
Interest expense	$29,254	$10,844	$624	170%	NM
Percentage of revenue	3%	2%	—%

Interest expense increased by $18.4 million and $10.2 million in the years ended January 31, 2020 and 2019, due to interest expense and amortization of discount and transaction costs on our Notes issued in September 2018.

Interest Income and Other Income, Net

	Year Ended January 31,			2020 versus 2019	2019 versus 2018
(in thousands, except for percentages)	2020	2019	2018
Interest income	$16,214	$11,066	1,109	47%	898%
Foreign currency gain (loss)	(972)	(3,357)	2,206	(71)	(252)%
Other	3,965	1,250	(180)	217%	(794)%
Interest income and other income, net	$19,207	8,959	3,135	114%	186%
Percentage of revenue	2%	2%	1%

In the year ended January 31, 2020, interest income and other income, net, increased by $10.2 million primarily due to accretion on our debt securities investments as well as higher interest income on our investments in marketable securities. In the year ended January 31, 2019, interest income and other income, net, increased by $5.8 million primarily due to an $11.5 million increase in interest income on higher cash and cash equivalent balances during the period and on investments in marketable securities that commenced in the last quarter of fiscal 2019. This was partially offset by foreign currency losses of $3.4 million compared to foreign currency gains of $2.2 million in the prior year, a change of $5.6 million, driven by the impact of the strengthening of the U.S. dollar on transactions denominated in foreign currency.

Provision for (Benefit from) Income Taxes

	Year Ended January 31,
(in thousands, except for percentages)	2020	2019	2018
Provision for (benefit from) income taxes	$4,803	$(1,750)	$3,134
Percentage of revenue	—%	—%	1%

We had a provision for income taxes of $4.8 million in the year ended January 31, 2020, compared to a benefit from income taxes of $1.8 million in the year ended January 31, 2019. The change was primarily driven by a prior year tax benefit of $7.1 million upon the release of a portion of our deferred tax valuation allowance in connection with the SpringCM acquisition, which was unique to the year ended January 31, 2019.

We had a benefit from income taxes of $1.8 million in the year ended January 31, 2019, compared to a provision for income taxes of $3.1 million in the year ended January 31, 2018. The change was primarily driven by a tax benefit of $7.1 million upon the release of a portion of our deferred tax valuation allowance in connection with the SpringCM acquisition. This tax benefit was partially offset by an increase in foreign tax expense, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

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

Quarterly Consolidated Statements of Operations

	Three Months Ended
(in thousands, except per share data)	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018
Revenue:
Subscription	$258,122	$238,072	$220,811	$201,458	$187,572	$169,426	$158,461	$148,198
Professional services and other	16,773	11,430	14,801	12,504	12,160	8,959	8,583	7,610
Total revenue	274,895	249,502	235,612	213,962	199,732	178,385	167,044	155,808
Cost of revenue:
Subscription	48,162	43,178	39,472	33,119	33,560	28,709	23,057	32,438
Professional services and other	19,913	18,786	21,704	18,900	19,133	16,364	13,304	25,856
Total cost of revenue	68,075	61,964	61,176	52,019	52,693	45,073	36,361	58,294
Gross profit	206,820	187,538	174,436	161,943	147,039	133,312	130,683	97,514
Operating expenses:
Sales and marketing	161,326	149,231	150,886	129,936	127,691	117,051	103,779	191,085
Research and development	52,094	48,758	47,517	37,183	42,921	38,404	33,773	70,870
General and administrative	35,753	33,546	40,755	37,261	39,055	36,274	30,851	103,117
Total operating expenses	249,173	231,535	239,158	204,380	209,667	191,729	168,403	365,072
Loss from operations	(42,353)	(43,997)	(64,722)	(42,437)	(62,628)	(58,417)	(37,720)	(267,558)
Interest expense	(7,461)	(7,364)	(7,273)	(7,156)	(7,101)	(3,503)	(47)	(193)
Interest income and other income, net	3,658	5,801	4,531	5,217	4,794	3,395	2,998	(2,228)
Loss before provision for (benefit from) income taxes	(46,156)	(45,560)	(67,464)	(44,376)	(64,935)	(58,525)	(34,769)	(269,979)
Provision for (benefit from) income taxes	1,251	1,038	1,168	1,346	1,309	(5,712)	1,945	708
Net loss	$(47,407)	$(46,598)	$(68,632)	$(45,722)	$(66,244)	$(52,813)	$(36,714)	$(270,687)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.26)	$(0.39)	$(0.27)	$(0.40)	$(0.31)	$(0.22)	$(7.46)

Stock-based compensation expense included in costs and expenses(1):
Cost of revenue—subscription	$3,951	$3,534	$3,115	$2,282	$2,241	$2,398	$1,588	$9,955
Cost of revenue—professional services and other	3,826	3,616	4,821	3,440	3,413	3,578	2,822	16,045
Sales and marketing	26,170	24,649	25,942	18,102	20,505	22,338	16,791	112,481
Research and development	12,252	11,679	11,963	7,317	9,562	9,919	7,359	47,268
General and administrative	9,406	9,258	9,951	11,130	13,550	13,515	11,605	84,045

(1)Three months ended April 30, 2018, includes $262.8 million of stock-based compensation expense related to RSUs, for which the performance-based condition was satisfied on April 26, 2018, the effective date of our IPO Registration Statement.

Percentage of Revenue Data

	Three Months Ended
(in thousands, except per share data)	Jan 31, 2020	Oct 31, 2019	Jul 31, 2019	Apr 30, 2019	Jan 31, 2019	Oct 31, 2018	Jul 31, 2018	Apr 30, 2018
Revenue:
Subscription	94%	95%	94%	94%	94%	95%	95%	95%
Professional services and other	6	5	6	6	6	5	5	5
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	18	17	17	15	17	16	14	21
Professional services and other	7	8	9	9	9	9	8	16
Total cost of revenue	25	25	26	24	26	25	22	37
Gross profit	75	75	74	76	74	75	78	63
Operating expenses:
Sales and marketing	59	60	64	61	64	66	62	123
Research and development	19	20	20	17	21	22	20	45
General and administrative	12	13	17	18	20	20	19	67
Total operating expenses	90	93	101	96	105	108	101	235
Loss from operations	(15)	(18)	(27)	(20)	(31)	(33)	(23)	(172)
Interest expense	(3)	(3)	(3)	(3)	(4)	(2)	—	—
Interest income and other income, net	1	3	1	2	2	2	2	(1)
Loss before provision for (benefit from) income taxes	(17)	(18)	(29)	(21)	(33)	(33)	(21)	(173)
Provision for (benefit from) income taxes	—	1	—	—	—	(3)	1	1
Net loss	(17)%	(19)%	(29)%	(21)%	(33)%	(30)%	(22)%	(174)%

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of January 31, 2020, we had $656.1 million in cash and cash equivalents and short-term investments. We also had $239.7 million in long-term investments that provide additional capital resources. Since inception we have financed our operations primarily through equity financings and payments by our customers for use of our product offerings and related services. In addition, in September 2018 we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, which are further described in Note 10 of our consolidated financial statements.

We believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations of $115.7 million in the years ended January 31, 2020, 2019 and 2018, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.1 billion as of January 31, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets as contract liabilities until revenue is recognized or accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable increased by $63.3 million in the year ended January 31, 2020, compared to an increase of $42.6 million, excluding accounts receivable acquired from SpringCM, in the year ended January 31,

2019, which resulted in a $20.7 million decrease in cash provided by operating activities. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2020, we had contract liabilities of $519.0 million, compared to $388.8 million as of January 31, 2019. The increase in contract liabilities contributed $130.3 million to net cash provided by operating activities. Therefore, our growth in billings to existing and new customers has a material net beneficial impact on our cash flows from operating activities.

On February 26, 2020, we entered into a Share Purchase Agreement to acquire Seal Software Group Limited, a leading contract analytics and artificial intelligence technology provider, for a cash consideration of approximately $188.0 million, subject to adjustments. The acquisition is expected to close in the first half of fiscal 2021.

Our future capital requirements will depend on many factors including our growth rate, customer retention and expansion, tax withholding obligations related to the settlement of our RSUs, the timing and extent of spending to support our efforts to develop our software suite, the expansion of sales and marketing activities and the continuing market acceptance of our software suite. We may in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,			2020 versus 2019 Change	2019 versus 2018 Change
(in thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$115,696	$76,086	$54,979	$39,610	$21,107
Investing activities	(321,489)	(664,324)	(18,761)	342,835	(645,563)
Financing activities	(70,455)	853,116	25,728	(923,571)	827,388
Effect of foreign exchange on cash, cash equivalents and restricted cash	(447)	(4,136)	4,246	3,689	(8,382)
Net change in cash, cash equivalents and restricted cash	$(276,695)	$260,742	$66,192	$(537,437)	$194,550

Cash Flows from Operating Activities

2020 Compared to 2019. Cash provided by operating activities increased by $39.6 million in the year ended January 31, 2020. This change was primarily due to a $218.1 million decrease in net loss, partially offset by a decrease of $124.7 million in non-cash expenses. The decrease in non-cash expenses was driven by a $204.6 million decrease in stock-based compensation expense as the year ended January 31, 2019 included the cumulative catch-up of stock-based compensation expense on the effective date of our IPO. This decrease was partially offset by higher non-cash depreciation and amortization expenses in the year ended January 31, 2020.

The changes in operating assets and liabilities in the year ended January 31, 2020 resulted in cash outflows of $47.6 million compared to cash inflows of $6.1 million for such changes in the prior year. The $53.8 million change is primarily driven by increases of $34.9 million in cash used from changes in deferred contract acquisition and fulfillment costs and $20.7 million in cash used from changes in accounts receivable as well as a decrease of $20.4 million in cash provided by changes in accrued compensation. These were partially offset by an increase of $23.7 million in cash provided from changes in contract liabilities and assets.

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

Cash Flows from Investing Activities

2020 Compared to 2019. Cash used in investing activities decreased by $342.8 million. This change was primarily due to $218.8 million net cash paid for the SpringCM acquisition that took place in the year ended January 31, 2019, and $627.3 million from maturities of marketable securities. These decreases were offset by $461.6 million higher purchases of marketable securities and other investments and $41.6 million higher spending on purchases of property and equipment.

2019 Compared to 2018. Cash used in investing activities increased by $645.6 million. We used $415.1 million to purchase investments and $218.8 million to acquire SpringCM during the year ended January 31, 2019. The remainder of the increase in cash used in investing activities related to $11.5 million increase in spend on purchases of property and equipment, in particular due to additional investments for our data centers and servers to support growth and leasehold improvements for our new office spaces.

Cash Flows from Financing Activities

2020 Compared to 2019. In the year ended January 31, 2020, we used $70.5 million in financing activities, compared to generating cash of $853.1 million in the year ended January 31, 2019—a decrease of $923.6 million. This change was primarily due to the financing activities that occurred during the prior fiscal year, during which we received net proceeds of $560.8 million from the issuance of the Notes, that were partially offset by $67.6 million used to purchase capped calls in connection with the Notes issuance, and net proceeds of $529.3 million from the issuance of common stock in our IPO.

These decreases were offset by a decrease in remittance of tax withholding obligations on RSUs settlement of $48.8 million and an increase in proceeds from exercise of stock options of $22.0 million in the year ended January 31, 2020. We also received $23.9 million proceeds from purchases under ESPP that was funded for the first time in the year ended January 31, 2020.

2019 Compared to 2018. Cash provided by financing activities increased by $827.4 million. We received proceeds, net of transaction costs, of $560.8 million from the Notes issuance and proceeds, net of underwriting discounts and commissions and $529.3 million from the issuance of common stock in our IPO during the year ended January 31, 2019. We used $215.3 million to remit tax withholding obligations on RSUs settled during the fourth quarter of fiscal 2019 and $67.6 million to purchase capped calls in connection with the Notes issuance and $4.0 million for deferred offering costs related to our IPO. Proceeds from exercise of stock options increased by $23.8 million during the period compared to the prior year period.

Contractual Obligations and Commitments
The following table represents our future noncancelable contractual obligations as of January 31, 2020, aggregated by type:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible senior notes	$575,000	$—	$—	$575,000	$—
Interest payments	10,430	2,875	5,750	1,805	—
Operating leases	215,294	24,327	64,830	59,084	67,053
Purchase obligations	37,954	13,059	18,920	2,409	3,566

Our principal contractual obligations and commitments consist of obligations under the Notes (including principal and coupon interest), operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 10, Note 11 and Note 12 of the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for more information on the Notes and for all other commitments.

As of January 31, 2020, we had unused letters of credit outstanding associated with our various operating leases totaling $10.6 million.

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

Revenue Recognition

We recognize revenue from contracts with customers using the five-step method described in Note 1 to the consolidated financial statements. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if we determine that the contracts are negotiated as a package with a single commercial objective; the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or the services promised in the contracts are a single performance obligation.

Our performance obligations consist of (i) subscription services, (ii) professional and other services, (iii) on-premises solutions and (iv) maintenance and support for our on-premises solutions. In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our customers. For some of our services, such as delivery of on-premises solutions, we satisfy our performance obligations at a point in time. We apply significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition.

Period of Benefit of Deferred Contract Acquisition Costs

Contract acquisition costs are amortized on a straight-line basis over their period of benefit. To determine the period of benefit, we evaluate the type of costs incurred, the nature of the related benefit, and the specific facts and circumstances of our arrangements. The period of benefit for commissions paid for the acquisition of the initial subscription contract is determined by considering our customer life and the technological life of our software suite and related significant features. The period of benefit for commissions on renewal subscription contracts is determined by considering the average contractual term for our renewal contracts. Periodically, we evaluate these factors and review whether events or changes in circumstances have occurred that could impact the period of benefit. Any future changes in circumstances around our customer life and average contractual terms of renewal contracts may materially change the periods of benefit and therefore the amortization amounts recognized in our consolidated statement of operations and comprehensive loss.

Stock-based Compensation

We issue stock-based awards to employees, including RSUs, purchase rights granted under our ESPP and stock options. We measure the fair value of these awards at the grant date and recognize such fair value as expense over the service period.

The fair value of RSUs is determined by the fair value of our underlying common stock, the fair value of stock options and ESPP purchase rights are determined by the Black-Scholes option pricing model and the fair value of RSUs granted with a market condition is determined by a lattice model simulation analysis.

For RSUs with a performance condition, we assess the probability that such performance conditions will be met or achieved every reporting period.

Judgment is required to estimate the expected life of the stock awards, the volatility of the underlying common stock, forfeiture rates and probability of achievement of performance conditions. Our assumptions may differ from those used in prior periods. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our results of operations.

We recognize compensation expense net of forfeitures that are estimated at the time of grant based on historical experience and our expectations regarding future pre-vesting termination behavior of employees and revise in subsequent periods if actual forfeitures differ from those estimates. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Valuation of Goodwill and Other Acquired Intangible Assets in Business Combinations

At the acquisition date, we measure goodwill as the excess of consideration transferred over the net of the acquisition-date fair value of the assets acquired and liabilities assumed in a business combination. When determining the fair value of such assets and liabilities, we make significant estimates and assumptions, especially with respect to acquired intangible assets. Key assumptions include, but are not limited to:
•future cash flows from our revenue streams;
•the acquired company's existing customer relationships;
•royalty rates; and
•discount rates.

These estimates and assumptions are subjective. Our ability to realize the future cash flows used in our fair value calculations may be affected by changes in our financial condition, financial performance or business strategies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. During the measurement period of up to one year, from the acquisition date, based on new information obtained that relates to the facts and circumstances that existed as of the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. We record adjustments identified, if any, subsequent to the end of the measurement period in our consolidated statement of operations.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill is tested for impairment at least annually or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the purposes of goodwill impairment testing, we have determined that we have one operating segment and one reporting unit. In accordance with our accounting policy, we elected to perform a qualitative assessment and concluded that it is more likely than not that the fair value of the reporting unit significantly exceeds its carrying value. As such, we did not perform the quantitative goodwill impairment test for fiscal year ended January 31, 2020.

Intangible assets and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy. During the year ended January 31, 2020, there were no events or changes in circumstances that would indicate that the carrying values of our intangible assets and other long-lived assets may not be recoverable.

Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires judgment. Additionally, changes in the technology industry occur frequently and quickly. To the extent an impairment indicator exists, the measurement of the impairment charge requires judgment, and could result in a material charge to operating expenses.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and our deferred tax assets and liabilities.

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. Accordingly, the need to establish such allowance is assessed periodically by considering matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations. The evaluation of recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified.

In recognizing tax benefits from uncertain tax positions, we assess whether it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items, and as a result, we may record unrecognized tax benefits in the future. At that time, we would make adjustments to these potential future reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. Our estimate of the potential outcome of any uncertain tax position is subject to management's assessment of relevant risks, facts and circumstances existing at that time. To the extent that the final tax outcome of these matters would be different to the amounts we may potentially record in the future, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

Loss contingencies

We evaluate contingent liabilities including threatened or pending litigation and make provisions for such liabilities when it is both probable that a loss has been incurred and its amount can be reasonably estimated. Because of uncertainties related to these legal matters, we base our estimates and accrue the liabilities, if any, on the information available at the time of our assessment. Developments in these matters could affect the amount of liability we accrue. As additional information becomes available, we may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position. Further, until the final resolution of any such matter, there may be a loss exposure in excess of the liability recognized and such amount could be significant.

Recent Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this report.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income (loss) from operations, non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs from our convertible senior notes issued in September 2018, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.

Free cash flows: We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment. We believe free cash flow is an important liquidity measure of the cash that is available (if any), after purchases of property and equipment, for operational expenses, investment in our business, and to make acquisitions. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

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

Reconciliation of gross profit and gross margin:

	Year Ended January 31,
(in thousands)	2020	2019	2018
GAAP gross profit	$730,737	$508,548	$400,231
Add: Stock-based compensation	28,585	42,040	1,887
Add: Amortization of acquisition-related intangibles	5,704	6,081	6,793
Add: Employer payroll tax on employee stock transactions	2,577	1,949	—
Add: Acquisition-related expenses	—	108	—
Non-GAAP gross profit	$767,603	$558,726	$408,911
GAAP gross margin	75%	73%	77%
Non-GAAP adjustments	4%	7%	2%
Non-GAAP gross margin	79%	80%	79%

GAAP subscription gross profit	$754,532	$545,893	$400,747
Add: Stock-based compensation	12,882	16,182	911
Add: Amortization of acquisition-related intangibles	5,704	6,081	6,793
Add: Employer payroll tax on employee stock transactions	1,054	830	—
Non-GAAP subscription gross profit	$774,172	$568,986	$408,451
GAAP subscription gross margin	82%	82%	83%
Non-GAAP adjustments	2%	4%	1%
Non-GAAP subscription gross margin	84%	86%	84%

GAAP professional services and other gross loss	$(23,795)	$(37,345)	$(516)
Add: Stock-based compensation	15,703	25,858	976
Add: Employer payroll tax on employee stock transactions	1,523	1,119	—
Add: Acquisition-related expenses	—	108	—
Non-GAAP professional services and other gross profit (loss)	$(6,569)	$(10,260)	$460
GAAP professional services and other gross margin	(43)%	(100)%	(2)%
Non-GAAP adjustments	31%	73%	3%
Non-GAAP professional services and other gross margin	(12)%	(27)%	1%

Reconciliation of income (loss) from operations and operating margin:

	Year Ended January 31,
(in thousands)	2020	2019	2018
GAAP loss from operations	$(193,509)	$(426,323)	$(51,653)
Add: Stock-based compensation	206,404	410,978	29,747
Add: Amortization of acquisition-related intangibles	17,717	13,102	10,043
Add: Employer payroll tax on employee stock transactions	16,720	15,657	—
Add: Acquisition-related expenses	—	1,768	—
Non-GAAP income (loss) from operations	$47,332	$15,182	$(11,863)
GAAP operating margin	(20)%	(61)%	(10)%
Non-GAAP adjustments	25%	63%	8%
Non-GAAP operating margin	5%	2%	(2)%

Reconciliation of net income (loss):

	Year Ended January 31,
(in thousands, except per share data)	2020	2019	2018
GAAP net loss	$(208,359)	$(426,458)	$(52,276)
Add: Stock-based compensation	206,404	410,978	29,747
Add: Amortization of acquisition-related intangibles	17,717	13,102	10,043
Add: Employer payroll tax on employee stock transactions	16,720	15,657	—
Add: Acquisition-related expenses	—	1,839	—
Add: Amortization of debt discount and issuance costs	26,389	9,507	—
Less: Tax effect of the SpringCM acquisition(1)	—	(7,080)	—
Non-GAAP net income (loss)	$58,871	$17,545	$(12,486)
(1)Represents a tax benefit related to the release of a portion of our deferred tax asset valuation allowance resulting from the SpringCM Acquisition.

Computation of free cash flow:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$115,696	$76,086	$54,979
Less: Purchases of property and equipment	(72,046)	(30,413)	(18,929)
Non-GAAP free cash flow	$43,650	$45,673	$36,050

Computation of billings:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Revenue	$973,971	$700,969	$518,504
Add: Contract liabilities and refund liability, end of period	522,201	390,887	282,943
Less: Contract liabilities and refund liability, beginning of period	(390,887)	(282,943)	(195,501)
Add: Contract assets and unbilled accounts receivable, beginning of period	13,436	16,899	10,095
Less: Contract assets and unbilled accounts receivable, end of period	(15,082)	(13,436)	(16,899)
Less: Contract liabilities and refund liability contributed by the acquisition of SpringCM	—	(11,002)	—
Non-GAAP billings	$1,103,639	$801,374	$599,142

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of January 31, 2020, we had cash, cash equivalents and investments totaling $895.9 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in a $2.9 million decrease of the fair value of our investment portfolio as of January 31, 2020. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. A strengthening or weakening of the U.S. dollar against the other currencies may negatively or positively affect our operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of "Accumulated other comprehensive loss" within "Stockholders’ equity". Gains or losses due to remeasurements of transactions denominated in foreign currencies are included in “Interest and other income, net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DocuSign, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DocuSign, Inc. and its subsidiaries (the “Company”) as of January 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases effective February 1, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Identifying and Evaluating Terms and Conditions in Contracts

As described in Note 1 to the consolidated financial statements, revenue recognition is determined by management through the following steps: (i) identification of the contract, or contracts, with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation in the contract; and (v) recognition of the revenue when, or as, the Company satisfies a performance obligation. Management applies significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended January 31, 2020, the Company’s revenue was $974 million.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically identifying and evaluating terms and conditions in contracts, is a critical audit matter are that there was significant judgment by management in identifying and evaluating terms and conditions in contracts that impact revenue recognition. This in turn led to significant auditor judgment and effort in performing procedures and evaluating audit evidence to determine whether terms and conditions were appropriately identified and evaluated by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions that impact the determination of revenue recognition. These procedures also included, among others, testing the completeness and accuracy of management’s identification and evaluation of the specific terms and conditions in contracts with customers by examining revenue contracts on a test basis and testing management’s process for identifying and evaluating the terms and conditions in contracts, including management’s determination of the impact of those terms and conditions on revenue recognition.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 27, 2020

We have served as the Company’s auditor since 2009, which includes periods before the Company became subject to SEC reporting requirements.

DOCUSIGN, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$241,203	$517,811
Investments—current	414,939	251,203
Restricted cash	280	367
Accounts receivable	237,841	174,548
Contract assets—current	12,502	10,616
Prepaid expenses and other current assets	37,125	29,976
Total current assets	943,890	984,521
Investments—noncurrent	239,729	164,220
Property and equipment, net	128,293	75,832
Operating lease right-of-use assets	149,833	—
Goodwill	194,882	195,225
Intangible assets, net	56,500	74,203
Deferred contract acquisition costs—noncurrent	153,333	112,583
Other assets—noncurrent	24,678	8,833
Total assets	$1,891,138	$1,615,417
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,144	$19,590
Accrued expenses and other current liabilities	54,344	35,658
Accrued compensation	83,189	77,553
Contract liabilities—current	507,560	381,060
Operating lease liabilities—current	20,728	—
Deferred rent—current	—	2,452
Total current liabilities	693,965	516,313
Convertible senior notes, net	465,321	438,932
Contract liabilities—noncurrent	11,478	7,712
Operating lease liabilities—noncurrent	162,432	—
Deferred rent—noncurrent	—	24,195
Deferred tax liability—noncurrent	4,920	4,207
Other liabilities—noncurrent	6,695	9,696
Total liabilities	1,344,811	1,001,055
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of January 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 181,254 shares outstanding as of January 31, 2020; 500,000 shares authorized, 169,303 shares outstanding as of January 31, 2019	18	17
Additional paid-in capital	1,685,167	1,545,088
Accumulated other comprehensive loss	(1,673)	(1,965)
Accumulated deficit	(1,137,185)	(928,778)
Total stockholders’ equity	546,327	614,362
Total liabilities and stockholders’ equity	$1,891,138	$1,615,417
The accompanying notes are an integral part of these consolidated financial statements.

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended January 31,
(in thousands, except per share data)	2020	2019	2018
Revenue:
Subscription	$918,463	$663,657	$484,581
Professional services and other	55,508	37,312	33,923
Total revenue	973,971	700,969	518,504
Cost of revenue:
Subscription	163,931	117,764	83,834
Professional services and other	79,303	74,657	34,439
Total cost of revenue	243,234	192,421	118,273
Gross profit	730,737	508,548	400,231
Operating expenses:
Sales and marketing	591,379	539,606	277,930
Research and development	185,552	185,968	92,428
General and administrative	147,315	209,297	81,526
Total operating expenses	924,246	934,871	451,884
Loss from operations	(193,509)	(426,323)	(51,653)
Interest expense	(29,254)	(10,844)	(624)
Interest income and other income, net	19,207	8,959	3,135
Loss before provision for (benefit from) income taxes	(203,556)	(428,208)	(49,142)
Provision for (benefit from) income taxes	4,803	(1,750)	3,134
Net loss	$(208,359)	$(426,458)	$(52,276)
Net loss per share attributable to common stockholders, basic and diluted	$(1.18)	$(3.16)	$(1.66)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	176,704	135,163	32,294

Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	$(573)	$(5,626)	$6,149
Unrealized gains on investments, net of tax	865	258	—
Other comprehensive income (loss)	292	(5,368)	6,149
Comprehensive loss	$(208,067)	$(431,826)	$(46,127)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$12,882	$16,182	$911
Cost of revenue—professional services and other	15,703	25,858	976
Sales and marketing	94,863	172,115	9,386
Research and development	43,211	74,108	4,896
General and administrative	39,745	122,715	13,578
The accompanying notes are an integral part of these consolidated financial statements.

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balances at January 31, 2017	100,226	546,040	29,439	3	105,432	(2,746)	(450,044)	(347,355)
Exercise of stock options	—	—	6,261	1	26,432	—	—	26,433
Employee stock-based compensation expense	—	—	—	—	28,496	—	—	28,496
Non-employee stock-based compensation expense	—	—	—	—	1,366	—	—	1,366
Accretion of preferred stock	—	1,461	—	—	(1,461)	—	—	(1,461)
Net loss	—	—	—	—	—	—	(52,276)	(52,276)
Other comprehensive income, net	—	—	—	—	—	6,149	—	6,149
Balances at January 31, 2018	100,226	547,501	35,700	4	160,265	3,403	(502,320)	(338,648)
Exercise of stock options	—	—	5,791	—	50,211	—	—	50,211
Settlement of RSUs	—	—	8,126	1	(1)	—	—	—
Tax withholding on RSU settlement	—	—	—	—	(215,332)	—	—	(215,332)
Employee stock-based compensation expense	—	—	—	—	411,803	—	—	411,803
Non-employee stock-based compensation expense	—	—	—	—	1,058	—	—	1,058
Accretion of preferred stock	—	353	—	—	(353)	—	—	(353)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	19,314	2	524,977	—	—	524,979
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(100,226)	(547,854)	100,350	10	547,844	—	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	848	—	—	848
Equity component of convertible senior notes	—	—	—	—	131,331	—	—	131,331
Purchase of capped calls related to issuance of convertible senior notes	—	—	—	—	(67,563)	—	—	(67,563)
Exercise of common stock warrants	—	—	22	—	—	—	—	—
Net loss	—	—	—	—	—	—	(426,458)	(426,458)
Other comprehensive loss, net	—	—	—	—	—	(5,368)	—	(5,368)
Balances at January 31, 2019	—	—	169,303	17	1,545,088	(1,965)	(928,778)	614,362

DOCUSIGN, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount
Balances at January 31, 2019	169,303	17	1,545,088	(1,965)	(928,778)	614,362
Exercise of stock options	6,737	1	72,176	—	—	72,177
Settlement of RSUs	4,706	—	—	—	—	—
Tax withholding on RSU settlement	—	—	(166,504)	—	—	(166,504)
Employee stock purchase plan	508	—	23,872	—	—	23,872
Employee stock-based compensation expense	—	—	210,535	—	—	210,535
Net loss	—	—	—	—	(208,359)	(208,359)
Cumulative impact of Topic 842 adoption	—	—	—	—	(48)	(48)
Other comprehensive income, net	—	—	—	292	—	292
Balances at January 31, 2020	181,254	$18	$1,685,167	$(1,673)	$(1,137,185)	$546,327
The accompanying notes are an integral part of these consolidated financial statements.

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net loss	$(208,359)	$(426,458)	$(52,276)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	50,182	38,027	31,750
Amortization of deferred contract acquisition and fulfillment costs	69,747	42,112	30,377
Amortization of debt discount and transaction costs	26,389	9,507	—
Non-cash operating lease costs	19,435	—	—
Stock-based compensation expense	206,404	410,978	29,747
Deferred income taxes	1,287	(5,001)	(996)
Other	(1,741)	800	(1,877)
Changes in operating assets and liabilities
Accounts receivable	(63,293)	(42,571)	(28,077)
Contract assets	(1,508)	4,204	(6,934)
Prepaid expenses and other current assets	(3,142)	(3,283)	(1,507)
Deferred contract acquisition and fulfillment costs	(115,723)	(80,869)	(52,978)
Other assets	1,538	2,658	(1,604)
Accounts payable	3,849	(7,380)	2,864
Accrued expenses and other liabilities	9,353	6,449	9,548
Accrued compensation	5,636	26,039	9,168
Contract liabilities	130,266	100,874	87,774
Operating lease liabilities	(14,624)	—	—
Net cash provided by operating activities	115,696	76,086	54,979
Cash flows from investing activities:
Purchases of marketable securities	(861,252)	(415,132)	—
Maturities of marketable securities	627,309	—	—
Purchases of strategic investments	(15,500)	—	—
Cash paid for acquisition, net of acquired cash	—	(218,779)	(299)
Purchases of property and equipment	(72,046)	(30,413)	(18,929)
Proceeds from sale of business held for sale	—	—	467
Net cash used in investing activities	(321,489)	(664,324)	(18,761)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of initial purchasers' discounts and transaction costs	—	560,756	—
Purchase of capped calls related to issuance of convertible senior notes	—	(67,563)	—
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions	—	529,305	—
Payment of tax withholding obligation on RSU settlement	(166,504)	(215,332)	—
Proceeds from exercise of stock options	72,177	50,211	26,433
Proceeds from employee stock purchase plan	23,872	—	—
Payment of deferred offering costs	—	(4,011)	(315)
Other financing	—	(250)	(390)
Net cash provided by (used in) financing activities	(70,455)	853,116	25,728
Effect of foreign exchange on cash, cash equivalents and restricted cash	(447)	(4,136)	4,246
Net increase (decrease) in cash, cash equivalents and restricted cash	(276,695)	260,742	66,192
Cash, cash equivalents and restricted cash at beginning of period	518,178	257,436	191,244
Cash, cash equivalents and restricted cash at end of period	$241,483	$518,178	$257,436
The accompanying notes are an integral part of these consolidated financial statements.

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended January 31,
(in thousands)	2020	2019	2018
Supplemental disclosure:
Cash paid for interest	$2,852	$204	$599
Cash paid for operating lease liabilities	22,034	—	—
Cash paid for taxes	1,970	3,213	617
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$14,082	$2,293	$3,967
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	547,854	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	848	—
Preferred stock accretion	—	353	1,461
Recognition of build-to-suit lease	—	2,479	—
Operating lease right-of-use assets exchanged for lease obligations	77,391	—	—
Derecognition of build-to-suit lease	2,479	—	—
Deferred offering costs accrued and unpaid	—	—	1,381
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

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include those of DocuSign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Our fiscal year ends on January 31. References to fiscal 2020, for example, are to the fiscal year ended January 31, 2020.

Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented.

Initial Public Offering

On May 1, 2018, we completed our initial public offering (“IPO”), in which we issued and sold 19.3 million shares of common stock at price to the public of $29.00 per share, including 3.3 million shares of common stock purchased by the underwriters in the full exercise of the over-allotment option granted to them. Certain of our existing stockholders sold an additional 5.6 million shares at the public offering price. We received net proceeds of $523.9 million after deducting underwriting discounts and commissions of $30.8 million and offering expenses of $5.4 million. We did not receive any proceeds from the sale of shares by our stockholders.

Upon the completion of our IPO, all 100.2 million shares of our convertible preferred stock automatically converted into an aggregate of 100.4 million shares of our common stock; all our outstanding warrants to purchase shares of convertible preferred stock converted into warrants to purchase approximately 22 thousand shares of common stock with the related warrant liability of $0.8 million reclassified into additional paid-in capital; and our Amended and Restated Certificate of Incorporation was filed and went in effect authorizing a total of 500.0 million shares of common stock and 10.0 million shares of preferred stock.

Follow-On Offering

On September 18, 2018, we completed our follow-on offering, in which certain stockholders sold 8.1 million shares of common stock. The price per share to the public was $55.00. We did not receive any proceeds from the sale of shares by the selling stockholders. We incurred and expensed issuance costs of $1.3 million associated with the sale of such shares.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in the consolidated financial statements and notes thereto.

Significant items subject to such estimates and assumptions made by management include, but are not limited to, the determination of:
•the fair value of assets acquired and liabilities assumed for business combinations;
•the average period of benefit associated with deferred contract acquisition and fulfillment costs;
•the valuation of strategic investments;
•the fair value of certain stock awards issued;
•the fair value of the liability and equity components of convertible notes;
•the useful life and recoverability of long-lived assets; and

•the recognition, measurement and valuation of deferred income taxes.

The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease named COVID-19 constitutes a pandemic. We have undertaken measures to protect our employees, partners and customers. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. In addition, the coronavirus outbreak has created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our solutions and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

No customer individually accounted for more than 10% of our revenues in the years ended January 31, 2020, 2019 and 2018. One of our customers accounted for 9% and 10% of our accounts receivable as of January 31, 2020 and 2019. We perform ongoing credit evaluations of our customers, do not require collateral and maintain allowances for potential credit losses on customers’ accounts when deemed necessary.

Revenue Recognition

We recognize revenue when a customer obtains control of promised services. We apply significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve the core principle of this standard, we apply the following steps:

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

4. Allocation of the transaction price to the performance obligation in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP").

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

Subscription Revenue

We generate revenue primarily from sales of subscriptions to access our software suite and related subscriptions of our customers. Our subscription revenue is driven by our go-to-market model, which includes a combination of direct sales, partner-assisted sales and web-based self-service purchasing. Subscription arrangements with customers do not provide the customer with the right to take possession of our software operating our software suite at any time. Instead, customers are granted continuous access to our software suite over the contractual period. A time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term beginning on the date access to our software suite is provided.

Professional Services and Other Revenue

Professional services and other revenue consists of fees associated with consulting and training services from assisting customers in implementing and expanding the use of our software suite. These services are generally distinct from subscription services. Professional services do not result in significant customization of the subscription service. Revenue from professional services provided on a time and materials basis is recognized as the services are performed. Other revenue includes amounts derived from the sale of our on-premises solutions, which are recognized upon passage of control, which occurs upon shipment of the product. The maintenance and support on the on-premises solutions is a stand-ready obligation to perform this service over the term of the arrangement and, as a result, is accounted for ratably over the term of the arrangement.

Contracts with Multiple Performance Obligations

Most of our contracts with customers contain multiple performance obligations that are distinct and accounted for separately. The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP for our performance obligations based on our observable inputs, such as standalone sales and historical contract pricing. SSP is consistent with our overall pricing objectives, taking into consideration the type of subscription services and professional and other services.

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

Deferred Contract Acquisition Costs

We capitalize sales commissions, certain parts of the company bonus and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of customer contracts as deferred contract acquisition costs in "Prepaid expenses and other current assets" and "Deferred contract acquisition costs—noncurrent" on our consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.

These deferred commissions are amortized on a straight-line basis over the periods of benefit, commensurate with the pattern of revenue recognition. Commissions paid for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. The period of benefit for commissions paid for the acquisition of the initial subscription contract, of five years, is determined by taking into consideration our initial estimated customer life and the technological life of our software suite and related significant features. The period of benefit for renewal subscription contracts, of two years, is determined by considering the average contractual term for renewal contracts.

Commissions paid on professional services contracts are amortized over the period of benefit, being the period the associated revenue is earned as the commissions paid on new and renewal professional services contracts are commensurate with each other.

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

Deferred Contract Fulfillment Costs

We capitalize third-party costs to fulfill contracts with a customer in “Prepaid expenses and other current assets” and “Other assets—noncurrent” on our consolidated balance sheets. We amortize these costs on a straight-line basis consistent with the ratable revenue recognition of the performance obligations in the associated contracts.

Cost of Revenue

“Subscription” cost of revenue primarily consists of personnel and related costs to support our software suite, amortization expense associated with capitalized internally-developed software and technology-related intangible assets, property and equipment depreciation, allocated overhead expenses, merchant processing fees and server hosting costs.

“Professional services and other” cost of revenue consists primarily of personnel costs for our professional services delivery team, travel-related costs and allocated overhead.

Advertising

Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in our consolidated statements of operations and comprehensive loss. Advertising expense was $41.6 million, $34.1 million and $19.3 million in the years ended January 31, 2020, 2019 and 2018.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation.

Stock-Based Compensation

Compensation cost for stock-based awards issued to employees, including stock options, ESPP purchase rights and restricted stock units (“RSUs”), is measured at fair value on the date of grant and recognized over the service period, generally on a straight-line basis.

The fair value of stock options and ESPP purchase rights is estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of RSUs is estimated on the date of grant based on the fair value of our underlying common stock. From time to time, we grant RSUs that also include performance-based or market-based conditions. For RSUs granted with a market condition, we use a lattice model simulation analysis to value the RSUs.

Compensation expense for RSUs granted prior to January 31, 2018, is recognized on a graded basis over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur. The liquidity event condition was satisfied upon the effectiveness of our registration statement on Form S-1 (“IPO Registration Statement”) on April 26, 2018. On that date we recorded a cumulative stock-based compensation expense of $262.8 million using the accelerated attribution method for all the RSUs, for which the service condition has been fully satisfied as of April 26, 2018. The remaining unrecognized stock-based compensation expense related to the RSUs will be recorded over their remaining requisite service periods. RSUs granted after January 31, 2018, generally vest on the satisfaction of service-based condition only.

Compensation expense for RSUs granted with a market or a performance condition is recognized on a graded vesting basis over the requisite service period. The amount of compensation expense related to the RSUs granted with a performance condition is determined after assessing the probability of achieving requisite performance criteria.

We recognize compensation expense related to shares issued pursuant to the 2018 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period of six months.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. We record a valuation allowance to reduce our deferred tax assets to an amount for which realization is more likely than not.

Foreign Currency

The functional currency of our foreign entities is generally the local currency. The functional currency of our branches is the U.S. dollar. Monetary assets and liabilities and transactions denominated in currencies other than an entity's functional currency are remeasured into its functional currency using current exchange rates, whereas nonmonetary assets and liabilities are remeasured using historical exchange rates. We recognize gains and losses from such remeasurements within "Interest income and other income, net" in the consolidated statements of operations and comprehensive loss in the period of occurrence. We recorded foreign currency transaction losses of $1.0 million and $3.4 million for the year ended January 31, 2020 and 2019 and a foreign currency transaction gain of $2.2 million for the year ended January 31, 2018.

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

Net Loss Per Share Attributable to Common Stockholders

In periods when we have net income, we compute basic and diluted net loss per share in conformity with the two-class method required for participating securities. The undistributed earnings are allocated between common stock and participating securities as if all earnings had been distributed during the period presented. We consider all series of convertible preferred stock to be participating securities as the holders of such stock are entitled to receive noncumulative dividends on a pari passu basis in the event that a dividend is paid on common stock. We also consider any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of convertible preferred stock and early exercised shares do not have a contractual obligation to share in our losses. As such, our net losses in all the years presented were not allocated to these participating securities.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of money market funds, highly liquid investments with original maturities of three months or less at the date of purchase and deposits with financial institutions and are carried at fair value.

Investments

Investments in marketable securities consist of commercial paper, corporate notes and bonds, as well as U.S. Treasury and government agency securities. Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value in the consolidated balance sheet, with all unrealized gains and losses reflected in “Other comprehensive income (loss)” on the consolidated balance sheets. These securities are classified as short-term or long-term based on their remaining contractual maturities.

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

In March 2019, we purchased equity investments in privately-held companies totaling $15.5 million that are classified in “Other assets—noncurrent” on our consolidated balance sheets. As there have been no material observable price changes, we have not recorded any adjustments resulting from observable price changes for identical or similar investments or impairment charges for any of our equity investments in privately-held companies in the year ended January 31, 2020. We had no such investments as of January 31, 2019.

Restricted Cash

Restricted cash consists of a money market account and certificates of deposits collateralizing our operating lease agreements for office space.

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

The carrying values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short period of time to maturity, receipt or payment.

Accounts Receivable, Unbilled Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts billed currently due from customers. Our accounts receivable are subject to collection risk. Gross accounts receivable are reduced for this risk by an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is an estimate and is regularly evaluated for adequacy by taking into consideration a combination of factors. To determine whether a provision for doubtful accounts should be recorded, we look at such factors as past collection experience, credit quality of the customer, age of the receivable balance, and current economic conditions. The allowance for doubtful accounts was $3.0 million and $0.6 million as of January 31, 2020 and 2019. We do not have any off-balance-sheet credit exposure related to our customers.

Unbilled accounts receivable represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, and have an unconditional right to consideration prior to invoicing the customer. The unbilled accounts receivable balance was $1.6 million and $1.5 million as of January 31, 2020 and 2019.

We do not typically offer right of refund in our contracts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in our receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We have not experienced significant credit losses from our accounts receivable. We perform a regular review of our customers’ payment histories and associated credit risks and do not require collateral from our customers. Changes in the allowance for doubtful accounts were not material in all periods presented.

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

Prior to February 1, 2019, the adoption date of Accounting Standards Update No. 2016-02, Leases (Topic 842), we were deemed to be the owner, for accounting purposes, during the construction phase of certain long-lived assets under a build-to-suit lease arrangement because of our involvement with the construction, our exposure to any potential cost overruns or our other commitments under the arrangements. In these cases, we recognized build-to-suit lease assets under construction and corresponding build-to-suit lease liabilities on our consolidated balance sheets. Once construction was completed, if a lease met certain “sale-leaseback” criteria, we remove the asset and liability and accounted for the lease as an operating lease. Otherwise, the lease was accounted for as a capital lease.

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

The lease liability is initially measured as the present value of the remaining lease payments over the lease term. The discount rate used to determine the present value is our incremental borrowing rate unless the interest rate implicit in the lease is readily determinable. We estimate our incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term. The right-of-use asset is initially measured as the present value of the lease payments, adjusted for initial direct costs, prepaid lease payments to lessors and lease incentives. Our operating lease right-of-use assets and liabilities recognized at February 1, 2019, the adoption date of Topic 842, were based on the present value of lease payments over the remaining lease term as of that date, using the incremental borrowing rate as of that date.

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

Operating leases are classified in “Operating lease right-of-use assets”, “Operating lease liabilities—current”, and “Operating lease liabilities—noncurrent” on our consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in “Loss from operations” in our consolidated statements of operations and comprehensive loss.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the acquisition method of accounting and is not amortized. We test goodwill for impairment at least annually, in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have one operating segment and one reporting unit. There was no impairment of goodwill recorded in the years ended January 31, 2020, 2019 and 2018.

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

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. There was no impairment of long-lived assets recognized in the periods presented.

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

Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive loss.

Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by our Chief Operating Decision Maker “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer is our CODM. Our CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, we have determined that we operate in one operating and one reportable segment.

Convertible Senior Notes

In September 2018, we issued $575.0 million aggregate principal amount of 0.5% Convertible Senior Notes (the “Notes”) due 2023. We account for the Notes as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows using a discount rate of 6% based on comparable convertible transactions for similar companies. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the Notes as a whole.

This difference represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The transaction costs incurred related to the issuance of the Notes were allocated to the liability and equity components based on their relative initial carrying value of the Notes. Transaction costs attributable to the liability component are being amortized to interest expense over the respective terms of the Notes, and transaction costs attributable to the equity component are netted against the equity component of the Notes in stockholders’ equity.

The capped calls entered into in connection with the offering of the Notes are considered indexed to our own stock and are considered equity classified. They are recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred in connection with the capped calls was recorded as a reduction to additional paid-in capital.

Legal Contingencies

We evaluate contingent liabilities including threatened or pending litigation and make provisions for such liabilities when it is both probable that a loss has been incurred and its amount can be reasonably estimated. We periodically assess the likelihood of any adverse judgments or outcomes from potential claims or legal proceedings, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of the liabilities required, if any, for these contingencies is made after the analysis of each separate matter.

Recently Adopted Accounting Pronouncements

On February 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). We elected the optional transition approach to not apply Topic 842 in the comparative periods presented. We elected the practical expedient to use hindsight when determining the lease term and the package of practical expedients to not reassess whether existing contracts contain leases, the lease classification for existing leases and whether existing initial direct costs meet the new definition. The adoption of Topic 842 resulted in the derecognition of $26.6 million in deferred rent and the recognition of total right-of-use assets of $93.9 million and total lease liabilities of $121.8 million as of the adoption date, with the most significant impact related to our office space leases, with cumulative effect adjustment being recorded in our accumulated deficit. Additionally, we derecognized $2.5 million related to the build-to-suit asset and corresponding liability upon adoption of this standard pursuant to the transition guidance provided for build-to-suit leases. The adoption of Topic 842 did not have a material impact on our consolidated statements of operations or statements of cash flows.

On January 1, 2020, we elected to early adopt ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU, which was issued by the Financial Accounting Standards Board (the "FASB") in December 2019, eliminates certain exceptions related to the general principles of Topic 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

Other Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The FASB subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to eliminate inconsistencies and provide clarifications to the transition requirements of ASU No. 2016-13. These updates change the impairment model for most financial assets and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The updates are effective for interim and annual periods beginning after December 15, 2019. The effect of adopting ASU 2016-13 and ASU 2019-04 on our consolidated financial statements and related disclosures is not expected to be material.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The update is effective for public business entities for interim and annual periods beginning after December 15, 2019. We are evaluating the impact of adoption of ASU 2018-15 on our consolidated financial statements.

Note 2. Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 94%, 95% and 93% of our revenue for the years ended January 31, 2020, 2019 and 2018.

As of January 31, 2020, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $768.7 million. We expect to recognize 53% of the transaction price allocated to remaining performance obligation within the 12 months following January 31, 2020 in our consolidated statement of operations and comprehensive loss.

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	January 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$165,424	$—	$—	$165,424
Level 2:
Available-for-sale securities
Commercial paper	14,919	7	(1)	14,925
Corporate notes and bonds	372,844	891	(31)	373,704
U.S. Treasury securities	90,697	153	(1)	90,849
U.S. government agency securities	175,086	153	(49)	175,190
Level 2 total	653,546	1,204	(82)	654,668
Total	$818,970	$1,204	$(82)	$820,092

	January 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$350,063	$—	$—	$350,063
Level 2:
Cash equivalents(1)
Commercial paper	76,828	—	(11)	76,817
Corporate notes and bonds	2,998	—	—	2,998
U.S. government agency securities	6,491	—	—	6,491
Available-for-sale securities
Commercial paper	86,655	4	(21)	86,638
Corporate notes and bonds	287,496	389	(105)	287,780
U.S. Treasury securities	4,982	—	(1)	4,981
U.S. government agency securities	36,021	7	(4)	36,024
Level 2 total	501,471	400	(142)	501,729
Total	$851,534	$400	$(142)	$851,792
(1)Included in "cash and cash equivalents" in our consolidated balance sheets as of January 31, 2020 and 2019, in addition to cash of $75.8 million and $81.4 million

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of our available-for-sale securities as of January 31, 2020, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$414,939
Due in one to two years	239,729
$654,668

As of January 31, 2020 and 2019, we had a total of 178 and 119 available-for-sale securities, none of which were considered to be other-than-temporarily impaired for the periods presented.

We had no liabilities measured at fair value on recurring basis as of January 31, 2020 and 2019.

Convertible Senior Notes

As of January 31, 2020 and 2019, the estimated fair value of our 0.5% Convertible Senior Notes with aggregate principal amount of $575.0 million was $743.5 million and $575.0 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes, net” on our consolidated balance sheets. Refer to Note 10 for further information.

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

	January 31,
(in thousands)	2020	2019
Computer and network equipment	$66,937	$55,233
Software, including capitalized software development costs	33,373	27,959
Furniture and office equipment	16,752	9,511
Leasehold improvements	59,564	41,464
	176,626	134,167
Less: Accumulated depreciation	(81,228)	(66,479)
	95,398	67,688
Work in progress	32,895	8,144
	$128,293	$75,832

As of January 31, 2020, work in progress consisted primarily of capitalized costs of internally-developed software projects under development and leasehold improvements related to office build-out projects.

Depreciation expense associated with property and equipment was $32.5 million, $24.9 million and $21.7 million in the years ended January 31, 2020, 2019 and 2018. This included amortization expense related to capitalized internally-developed software costs of $4.1 million, $2.8 million and $3.6 million in the respective years.

We capitalized $17.1 million, $7.6 million and $2.4 million of internally developed software in the years ended January 31, 2020, 2019 and 2018. Such amounts included capitalized stock-based compensation of $4.1 million, $1.9 million and $0.1 million in the years ended January 31, 2020, 2019 and 2018.

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

Additionally, we granted certain continuing employees of SpringCM RSUs with service and performance conditions covering up to 0.5 million shares of our common stock with an aggregate grant date fair value of $26.5 million that will be accounted for as a post-acquisition compensation expense over the vesting period. The performance-based condition was partially met upon SpringCM meeting certain revenue targets for the year ended January 31, 2020.

We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using the valuation performed by management, using the income approach. Excess purchase price consideration was recorded as goodwill and is primarily attributable to the assembled workforce and expanded market opportunities when integrating SpringCM’s capabilities in document generation, redlining, advanced document management and end-to-end agreement workflow with our other offerings.

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
$225,729

None of the goodwill recognized upon acquisition was deductible for U.S. federal income tax purposes.

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

In the year ended January 31, 2019, we incurred acquisition costs of $1.8 million. These costs included legal, accounting fees and other costs directly related to the acquisition and are recognized within operating expenses in our consolidated statements of operations.

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

	(Unaudited)
	Year Ended January 31,
(in thousands, except per share data)	2019	2018
Revenue	$720,321	$544,680
Net loss	(459,895)	(69,078)
Net loss per share attributable to common stockholders, basic and diluted	(3.40)	(2.18)

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2018	$37,306
Additions—SpringCM	159,097
Foreign currency translation	(1,178)
Balance at January 31, 2019	195,225
Foreign currency translation	(343)
Balance at January 31, 2020	$194,882

Intangible assets consisted of the following:

	As of January 31, 2020				As of January 31, 2019
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	1.7	$31,594	$(25,164)	$6,430	$31,594	$(20,747)	$10,847
Tradenames / trademarks	0.3	2,419	(2,369)	50	2,419	(1,858)	561
Customer contracts & related relationships	7.5	65,782	(19,071)	46,711	65,782	(11,168)	54,614
Certifications	0.6	6,917	(6,229)	688	6,917	(4,846)	2,071
Maintenance contracts & related relationships	0.4	1,498	(1,403)	95	1,498	(1,104)	394
Backlog—Subscription	0.7	6,400	(4,508)	1,892	6,400	(1,304)	5,096
	6.5	$114,610	$(58,744)	55,866	$114,610	$(41,027)	73,583
Cumulative translation adjustment				634			620
Total				$56,500			$74,203

Amortization of finite-lived intangible assets was as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Cost of subscription revenue	$5,704	$6,081	$6,793
Sales and marketing	12,013	7,021	3,250
Total	$17,717	$13,102	$10,043

As of January 31, 2020, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period	Amount (in thousands)
2021	$13,818
2022	8,370
2023	6,023
2024	6,023
2025	6,023
Thereafter	15,609
Total	$55,866

Note 7. Balance Sheet Components

Components of certain balance sheet line items were as follows:

	As of January 31,
(in thousands)	2020	2019
Prepaid expenses and other current assets
Prepaid expenses	$24,429	$18,415
Other current assets	12,696	11,561
Total	$37,125	$29,976

Accrued expenses and other current liabilities
Accrued expenses	$39,350	$21,755
Other current liabilities	14,994	13,903
Total	$54,344	$35,658

Note 8. Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $13.4 million and $11.9 million as of January 31, 2020 and 2019, of which $0.9 million and $1.3 million were noncurrent and included within “Other assets—noncurrent” on our consolidated balance sheets. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the years ended January 31, 2020, 2019 and 2018, we recognized revenue of $374.8 million, $264.0 million and $180.4 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 9. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Year Ended January 31,
(in thousands)	2020	2019
Deferred Contract Acquisition Costs
Beginning balance	$115,985	$77,344
Additions to deferred contract acquisition costs	99,382	78,983
Amortization of deferred contract acquisition costs	(58,192)	(40,342)
Cumulative translation adjustment	(1,478)	—
Ending balance	$155,697	$115,985

Deferred Contract Fulfillment Costs
Beginning balance	$3,432	$3,316
Additions to deferred contract fulfillment costs	16,341	1,886
Amortization of deferred contract fulfillment costs	(11,555)	(1,770)
Ending balance	$8,218	$3,432

Note 10. Convertible Senior Notes

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

The Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness then existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. Upon conversion of the Notes, holders will receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

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

Holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on June 14, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances (the "conversion conditions"):
•During any fiscal quarter commencing after the fiscal quarter ending on January 31, 2019 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•During the 5-business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price as defined in the Indenture per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
•If we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events described in the Indenture.

On or after June 15, 2023, until the close of business on September 13, 2023, holders may convert all or any portion of their Notes at any time regardless of whether the conditions set forth above have been met.

We may also redeem for cash or shares all or any portion of the Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, beginning on or after September 20, 2021 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day.

As of January 31, 2020, the conversion conditions have not been met and therefore the Notes are not yet convertible.

The net carrying value of the liability component of the Notes was as follows:

	January 31,
(in thousands)	2020	2019
Principal	$575,000	$575,000
Less: unamortized debt discount	(101,461)	(125,872)
Less: unamortized transaction costs	(8,218)	(10,196)
Net carrying amount	$465,321	$438,932

The net carrying amount of the equity component of the Notes was as follows:

(in thousands)	January 31, 2020 and 2019
Proceeds allocated to the conversion option (debt discount)	$134,667
Less: transaction costs	(3,336)
Net carrying amount	$131,331

The interest expense recognized related to the Notes was as follows:

	Year Ended January 31,
(in thousands)	2020	2019
Contractual interest expense	$2,865	$1,071
Amortization of debt discount	24,411	8,795
Amortization of transaction costs	1,978	712
Total	$29,254	$10,578

Capped Calls

To minimize the potential economic dilution to our common stock upon conversion of the Notes, we entered into privately-negotiated capped call transactions ("Capped Calls") with certain counterparties and incurred costs of $67.6 million related to the transactions. The Capped Calls each have an initial strike price of approximately $71.50 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $110.00 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8.0 million shares of common stock.

Impact on Loss Per Share

In periods when we have net income, the Notes will not have an impact on our diluted earnings per share until the average market price of our common stock exceeds the initial conversion price of $71.50 per share, as we intend and have the ability to settle the principal amount of the Notes in cash upon conversion. We are required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. However, upon conversion, there will be no economic dilution from the Notes until the average market price of our common stock exceeds the cap price of $110.00 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

Note 11. Leases

We lease offices under noncancelable operating lease agreements that expire at various dates through March 2032. As of January 31, 2020, we had no finance leases. Some operating leases contain escalation provisions for adjustments in the consumer price index.

The following table is a summary of our lease costs:

(in thousands)	Year Ended January 31, 2020
Operating lease cost	$26,490
Short-term lease cost	837
Total lease cost	$27,327

Future lease payments under noncancelable operating leases as of January 31, 2020, were as follows:

Fiscal Period:	Amount (in thousands)
2021	$24,327
2022	32,299
2023	32,531
2024	32,777
2025	26,307
Thereafter	67,053
Total undiscounted cash flows	$215,294
Less: imputed interest	(32,134)
Present value of lease liabilities	$183,160

The weighted average remaining lease term and discount rate for operating leases as of January 31, 2020 were 7.7 years and 4.4%.

We have commitments of $26.2 million, including $17.6 million entered into after January 31, 2020, for operating leases that have not yet commenced. These leases have terms of 4 to 6 years.

The future minimum annual lease payments as of January 31, 2019, prior to the adoption of Topic 842, related to the outstanding lease agreements were as follows:

Fiscal Period:	Amount (in thousands)
2020	$22,198
2021	22,617
2022	22,556
2023	23,173
2024	23,373
Thereafter	34,634
Total minimum lease payments	$148,551

Israel Build-to-Suit Lease

In July 2018, we entered into a long-term lease of a new-construction office space in Giv'at Shmuel, Israel. The lease has a term of 10 years with an option to cancel after five years and six months and an option to extend for five years. Since the office space was delivered to us as a cold shell and we are performing construction activities, for accounting purposes only, we were deemed to be the owner of the entire project, including the office space shell. In August 2018, upon commencement of the construction, we began to capitalize the related costs, including the fair value of the office space shell, as a build-to-suit property within “Property and equipment, net” and recognize a corresponding build-to-suit lease obligation, including interest. Fair value of the office space shell was estimated at $2.5 million using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area. As of January 31, 2019, $4.2 million was capitalized for the building and construction costs. Construction was completed on the office in December 2018 and, as such, a portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building is applied to reduce the build-to-suit lease obligation. Upon adoption of Topic 842 on February 1, 2019, we derecognized the build-to-suit asset and recognized an operating right-of-use asset for the related lease within the consolidated balance sheet as of January 31, 2020. Refer to Note 1 for additional information.

Note 12. Commitments and Contingencies

As of January 31, 2020, we had unused letters of credit outstanding associated with our various operating leases totaling $10.6 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of January 31, 2020, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2021	$13,059
2022	15,932
2023	2,988
2024	1,419
2025	990
Thereafter	3,566
Total	$37,954

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of January 31, 2020 and 2019. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

Claims and Litigation

From time to time, we may be subject to legal proceedings, claims and litigation made against us in the ordinary course of business. We believe the final outcome of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Note 13. Stockholders' Equity

Redeemable Convertible Preferred Stock

Prior to the IPO we issued Series A, Series A-1, Series B, Series B-1, Series C, Series D, Series E, and Series F redeemable convertible preferred stock. Upon completion of the IPO, all 100.2 million shares of our convertible preferred stock automatically converted into an aggregate of 100.4 million shares of our common stock. Refer to Note 1 for further information.

Common Stock Reserved for Future Issuance

We have reserved the following shares of common stock, on an as-if converted basis, for future issuance as follows:

	January 31,
(in thousands)	2020	2019
RSUs outstanding	14,246	17,558
Options issued and outstanding	6,882	13,648
Remaining shares available for future issuance under the Equity Incentive Plans	24,726	17,519
Remaining shares available for future issuance under the ESPP	4,985	3,800
Total shares of common stock reserved	50,839	52,525

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (“2018 Plan”), the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and the Amended and Restated 2003 Stock Plan (the “2003 Plan”).

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

Shares available for grant under the 2011 Plan that were reserved but not issued as of the effective date of the 2018 Plan were added to the reserves of the 2018 Plan. Additionally, any shares subject to outstanding awards originally granted under the 2011 Plan that: (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or otherwise returned to DocuSign, Inc.; or (iii) are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award or to satisfy the purchase price or exercise price of a stock award are added to the reserves of the 2018 Plan.

The 2018 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. RSUs granted under the 2018 Plan generally vest over a four-year period, either quarterly or with 25% vesting at the end of one year and the remainder quarterly thereafter. Additionally, the Company grants performance-based and market-based RSUs to its executives on an annual basis.

Stock award activity was as follows:

(in thousands)	Year Ended January 31, 2020
Available at beginning of fiscal year	17,519
Awards authorized	8,570
Options canceled/expired	29
RSUs granted	(6,507)
RSUs cancelled	2,336
Shares withheld	2,779
Available at end of fiscal year	24,726

The 2018 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2019, and ending on February 1, 2028, by (i) 5% of the total number of shares of our capital stock outstanding on the immediately preceding January 31st (or such lesser number of shares as our board of directors or a committee of our board of directors may approve). The most recent automatic increase of 9.1 million shares occurred on February 1, 2020.

Stock Options

There were no options granted during the years ended January 31, 2020 and 2019. For the options granted during the year ended January 31, 2018, we calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. We used the risk-free interest rates between 1.86% and 2.17% based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award. We computed the expected life based on safe harbor rules as prescribed by the “simplified” method for estimating expected term, which resulted in an expected term of 6.05. We have assumed a 0% dividend yield, as we did not declare or expect to declare dividends. The expected volatility ranged between 44.99% and 45.53% based on a calculation using the historical stock information of companies deemed comparable to us for the period matching the expected term of each option and with an end date matching each of the various measurement dates. Determination of these assumptions involves management’s best estimates at that time.

The estimated weighted-average grant date fair value for stock options granted during the year ended January 31, 2018 was
$7.41 per share. The decrease in the value was primarily driven by an increase in the time-to-liquidity estimate, changes in industry trends and prices at which our common stock was transacted between third parties, such as employees, existing and outside investors. All such options were granted with an exercise price equal to the estimated fair value of our common stock at the date of grant.

Option activity was as follows:

(in thousands, except per share data and years)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2019	13,648	$12.27	5.38	$507,371
Exercised	(6,737)	10.09
Canceled/expired	(29)	17.67
Outstanding at January 31, 2020	6,882	$14.39	5.38	$441,247
Vested and expected to vest at January 31, 2020	6,836	$14.37	5.37	$438,502
Exercisable at January 31, 2020	6,099	$13.98	5.17	$393,603

As of January 31, 2020, our total unrecognized compensation cost related to stock option grants was $5.7 million. We expect to recognize this expense over the remaining weighted-average period of approximately 1 year. The aggregate intrinsic value of options exercised during the years ended January 31, 2020, 2019 and 2018 was $325.7 million, $171.6 million and $83.6 million. The total grant date fair value of options vested during the years ended January 31, 2020, 2019 and 2018 was $10.5 million, $25.8 million and $33.6 million.

RSUs

Substantially all the RSUs that we have issued on or before January 31, 2018 vest upon the satisfaction of both service-based and performance-based vesting conditions. The service-based condition is typically satisfied over a four-year service period. The performance-based condition related to these awards was satisfied upon the effectiveness of our IPO Registration Statement on April 26, 2018. On that date we recorded a cumulative stock-based compensation expense of $262.8 million using the accelerated attribution method for all the RSUs whose service conditions were fully satisfied. The total grant date fair value of RSUs vested during the years ended January 31, 2020 and 2019 was $223.0 million and $260.8 million. No RSUs vested during the year ended January 31, 2018.

The majority of RSUs granted after January 31, 2018, vest upon the satisfaction of a service-based vesting condition. From time to time, we also grant RSUs that are subject to either a performance-based or market-based vesting condition. The performance-based conditions will be satisfied upon satisfaction of certain financial performance targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or relative total shareholder return are met. The weighted-average grant date fair value for RSUs granted during the years ended January 31, 2020, 2019 and 2018 was $56.05, $53.77 and $17.04 per share.

RSU activity was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2019	17,142	$34.56
Granted	6,507	56.05
Vested	(7,454)	29.91
Canceled	(2,336)	39.72
Unvested at January 31, 2020	13,859	$46.28

As of January 31, 2020, our total unrecognized compensation cost related to RSUs was $465.3 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.3 years.

2018 Employee Stock Purchase Plan

During the year ended January 31, 2019, our board of directors adopted, and our stockholders approved the ESPP. In April 2018, the ESPP went into effect upon the effectiveness of our IPO Registration Statement. The ESPP allows eligible employees to purchase shares of our common stock at a discounted price by accumulating funds, normally through payroll deductions, of up to 15% of their earnings. The purchase price for common stock under the ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods that begin in the first and third quarter of each year.

We calculated the fair value of the ESPP purchase right using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended January 31,
	2020	2019
Risk-free interest rate	1.92 - 2.52%	2.33%
Expected dividend yield	—%	—%
Expected life of purchase right (in years)	0.5	0.5
Expected volatility	39 - 52%	40%
Weighted-average grant date fair value per share	$ 14.88 - 18.56	$ 14.24

The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. We estimate volatility for ESPP purchase rights based on the historical volatility of our common stock price. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends. During the year ended January 31, 2020, 0.5 million shares of common stock were purchased under the ESPP. Compensation expense related to the ESPP was $8.9 million and $2.9 million for the years ended January 31, 2020 and 2019.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of January 31, 2020, 5.0 million shares of common stock were reserved for issuance under the ESPP.

Note 14.  Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Year Ended January 31,
(in thousands, except per share data)	2020	2019	2018
Numerator:
Net loss	$(208,359)	$(426,458)	$(52,276)
Less: preferred stock accretion	—	(353)	(1,461)
Net loss attributable to common stockholders	$(208,359)	$(426,811)	$(53,737)
Denominator:
Weighted-average common shares outstanding	176,704	135,163	32,294
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.18)	$(3.16)	$(1.66)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	January 31,
(in thousands)	2020	2019	2018
RSUs	13,555	16,568	—
Stock options	6,882	13,648	19,832
ESPP	274	295	—
Convertible senior notes	788	—	—
Convertible preferred stock as-converted	—	—	100,350
Warrants to purchase convertible preferred stock	—	—	22
Warrants to purchase common stock	—	—	18
Total antidilutive securities	21,499	30,511	120,222

The table above does not include 0.3 million, 0.6 million and 23.1 million RSUs outstanding as of January 31, 2020, 2019 and 2018 as these RSUs are subject to performance-based or market-based vesting conditions that were not considered to be met or probable of being met as of the end of the reporting period.

Note 15. Employee Benefit Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In the fourth quarter of fiscal 2019, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s base salary and commissions paid during the period. During the year ended January 31, 2020 and 2019, we recognized expenses of $11.0 million and $1.7 million related to matching contributions. We did not make any contributions nor recognize any related expenses in the year ended January 31, 2018.

Note 16. Income Taxes

The domestic and foreign components of pre-tax loss were as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
U.S.	$(228,476)	$(460,627)	$(54,485)
International	24,920	32,419	5,343
Loss before income taxes	$(203,556)	$(428,208)	$(49,142)

The components of our income tax provision (benefit) were as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Current
Federal	$—	$—	$37
State	239	413	(46)
Foreign	3,277	2,838	4,139
Total current	3,516	3,251	4,130

Deferred
Federal	—	(7,083)	(110)
State	(43)	(2)	15
Foreign	1,330	2,084	(901)
Total deferred	1,287	(5,001)	(996)
Provision for (benefit from) income taxes	$4,803	$(1,750)	$3,134

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
U.S statutory rate	21.0%	21.0%	32.9%
State taxes	3.5	3.1	10.9
Foreign tax rate differential	0.5	0.3	(7.3)
Stock-based compensation	47.2	17.5	38.3
Change in valuation allowance	(80.3)	(43.6)	28.2
Overall impact of federal tax rate change from 34% to 21%	—	—	(121.1)
Research and development credits	8.2	4.0	2.3
Other	(2.4)	(1.9)	9.4
Effective tax rate	(2.3)%	0.4%	(6.4)%

The significant components of net deferred tax balances were as follows:

	January 31,
(in thousands)	2020	2019
Deferred tax assets
Net operating loss carryforwards	$423,379	$280,835
Accruals and reserves	5,668	3,180
Stock-based compensation	33,405	39,334
Operating lease liability	40,495	—
Research and development credits	39,480	22,876
Other	7,536	10,715
Total deferred tax assets	549,963	356,940
Deferred tax liabilities
Operating lease right-of-use asset	(32,736)	—
Deferred contract acquisition costs	(36,567)	(28,103)
Convertible debt	(24,737)	(29,531)
Acquired intangibles	(13,493)	(16,766)
Other	(1,457)	(3,885)
Total deferred tax liabilities	(108,990)	(78,285)
Less: Valuation allowance	(445,746)	(282,141)
Net deferred tax liabilities	$(4,773)	$(3,486)

We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts. Therefore, no deferred tax liabilities for foreign withholding taxes have been recorded relating to the earnings of our foreign subsidiaries.
In the years ended January 31, 2020, 2019 and 2018, total stock-based compensation expense was $206.4 million, $411.0 million and $29.7 million. Recognized tax benefits on total stock-based compensation expense, which are reflected in the "Provision for (benefit from) income taxes" in the consolidated statements of operations and comprehensive loss, were $1.0 million and $1.7 million in the years ended January 31, 2020 and 2019 and immaterial in the year ended January 31, 2018.

As of January 31, 2020, we had accumulated net operating loss carryforwards of $1.7 billion for federal and $856.8 million for state. Of the federal net operating losses, $105.8 million is carried forward indefinitely and is not limited to 80% of taxable income, and $1.2 billion is carried forward indefinitely, but is limited to 80% of taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2025 and 2021. As of January 31, 2020, we also had total foreign net operating loss carryforwards of $16.6 million, which do not expire under local law.

As of January 31, 2020, we had accumulated U.S. research tax credits of $41.0 million for federal and $10.6 million for state. The U.S. federal research tax credits will begin to expire in 2033. The U.S. state research tax credits do not expire.

Available net operating losses may be subject to annual limitations due to ownership change limitations provided by the Internal Revenue Code, as amended (the "Code"), and similar state provisions. Under Section 382 of the Code, substantial changes in our ownership and the ownership of acquired companies may limit the amount of net operating loss carryforwards that are available to offset taxable income. Our ability to carry forward our federal and state net operating losses is limited due to an ownership change that occurred in a prior fiscal year. This limitation has been accounted for in calculating the available net operating loss carryforwards. The foreign jurisdictions in which we operate may have similar provisions that may limit our ability to use net operating loss carryforwards incurred by entities that we have acquired. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits was as follows:

	January 31,
(in thousands)	2020	2019
Unrecognized tax benefits balance at February 1	$9,733	$7,733
Gross increase for tax positions of prior years	90	—
Gross decrease for tax positions of prior years	(94)	(407)
Gross increase for tax positions of current year	3,156	2,407
Unrecognized tax benefits balance at January 31	$12,885	$9,733

As of January 31, 2020, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, would have been $2.5 million. A significant portion of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a reduction in our valuation allowance. We have net uncertain tax positions of $3.3 million, $2.9 million and $2.5 million included in other liabilities on our consolidated balance sheet as of January 31, 2020, 2019 and 2018.

We do not expect our gross unrecognized tax benefit to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. As of January 31, 2020, accrued interest or penalties was $0.8 million.

Our tax years from inception in 2003 through January 31, 2020, remain subject to examination by the U.S. and California, as well as various other jurisdictions. We are under examination by the Israeli Tax Authorities for the calendar years 2013 through 2016.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. Due to our history of losses in the U.S., the net cumulative U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $163.6 million in the year ended January 31, 2020 and by $163.0 million in the year ended January 31, 2019. The following table represents the rollforward of our valuation allowance:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Beginning balance	$282,141	$119,153	$133,029
Valuation allowance charged to income tax provision	163,605	201,646	56,566
Adoption of new accounting principle	—	—	5,610
Valuation allowance credited as a result of U.S. Tax Act	—	—	(59,520)
Convertible senior notes issued	—	(31,594)	—
Acquisition of SpringCM	—	(7,064)	—
Valuation allowance credited to income tax provision	—	—	(16,532)
Ending balance	$445,746	$282,141	$119,153

Note 17.  Geographic Information

We operate in one operating segment and one reportable segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is our CODM.

Revenue by geography is based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
U.S.	$802,480	$581,011	$428,551
International	171,491	119,958	89,953
Total revenue	$973,971	$700,969	$518,504

No single country other than the U.S. had revenue greater than 10% of total revenue in the years ended January 31, 2020, 2019 and 2018.

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	January 31,
(in thousands)	2020	2019
U.S.	$182,288	$60,625
International	95,838	15,207
Total long-lived assets	$278,126	$75,832

Note 18. Subsequent Events

On February 26, 2020, we entered into a Share Purchase Agreement to acquire all outstanding equity in Seal Software Group Limited, a leading contract analytics and artificial intelligence technology provider, for a purchase consideration of approximately $188.0 million in cash, subject to adjustments. The acquisition is subject to closing conditions and is expected to close in the first half of our fiscal year ending January 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of January 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We maintain a Code of Business Conduct and Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, which is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. This code is publicly available on our website at investor.docusign.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at docusign.com or in a Current Report on Form 8-K filed with the SEC.

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Annual Report on Form 10-K:

1.Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

2.Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits

See the Exhibit Index immediately following "Item 16. Form 10-K Summary."

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
2.1	Share Purchase Agreement dated as of February 26, 2020 by and among DocuSign, Inc., DocuSign International, Inc., Seal Software Group Limited and Fortis Advisors LLC as the Shareholders’ Representative.	8-K	001-38465	2.1	February 28, 2020
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	S-1	333-223990	3.5	March 28, 2018
4.1	Form of Common Stock Certificate	S-1/A	333-223990	4.1	April 17, 2018
4.2	Amended and Restated Investors' Rights Agreement dated April 30, 2015 by and among the Registrant and its stockholders.	S-1	333-223990	10.1	March 28, 2018
4.3	Indenture, dated September 18, 2018, between DocuSign, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38465	4.1	September 18, 2018
4.4	Form of Global Note representing DocuSign, Inc.’s 0.50% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38465	4.2	September 18, 2018
4.5	Description of Registrant's Securities.			Filed herewith
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-38465	10.1	September 18, 2018
10.2	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223990	10.9	March 28, 2018
10.3#	Amended and Restated 2011 Equity Incentive Plan, as amended.	S-1	333-223990	10.2	March 28, 2018
10.4#	Form of Option Agreement and Exercise Notice under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.3	March 28, 2018
10.5#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.4	March 28, 2018
10.6#	2018 Equity Incentive Plan.	S-1	333-223990	10.5	March 28, 2018
10.7#	Form of Option Agreement and Exercise Notice under 2018 Equity Incentive Plan	S-1	333-223990	10.6	March 28, 2018
10.8#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2018 Equity Incentive Plan.	S-1	333-223990	10.7	March 28, 2018
10.9#	2018 Employee Stock Purchase Plan.	S-1	333-223990	10.8	March 28, 2018
10.10#	Form of Performance Stock Unit Grant Notice under 2018 Equity Incentive Plan.	10-Q	001-38465	10.1	September 6, 2019
10.11	Office Lease 221 Main Street and related amendments.	S-1	333-223990	10.12	March 28, 2018
10.12#	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-38465	10.2	September 6, 2019
10.13#	Amended and Restated Offer Letter, dated as of March 27, 2018, by and between the Registrant and Daniel D. Springer.	S-1	333-223990	10.10	March 28, 2018
10.14#	Amendment to Offer Letter, dated as of March 12, 2020, by and between the Registrant and Daniel D. Springer.	8-K	001-38465	99.2	March 12, 2020

10.15#	Offer Letter, dated as of June 6, 2019, by and between Registrant and Loren Alhadeff.			Filed herewith
10.16#	Offer Letter, dated as of March 31, 2017, by and between the Registrant and Scott V. Olrich.	S-1/A	333-223990	10.10.2	April 3, 2018
10.17#	Offer Letter, dated as of May 10, 2019, by and between Registrant and Tram Phi.			Filed herewith
10.18#	Amended and Restated Offer Letter, dated as of April 11, 2018, by and between the Registrant and Michael J. Sheridan.	S-1/A	333-223990	10.10.4	April 3, 2018
10.19#	Offer Letter, dated as of October 5, 2017, by and between the Registrant and Kirsten O. Wolberg.	S-1/A	333-223990	10.10.5	April 3, 2018
10.20#	Amended and Restated Retention Agreement, dated as of March 27, 2018, by and between the Registrant and Scott V. Olrich.	S-1	333-223990	10.19	March 28, 2018
10.21#	Amended and Restated Retention Agreement, dated as of March 27, 2018, by and between the Registrant and Kirsten O. Wolberg.	S-1	333-223990	10.20	March 28, 2018
21.1	Subsidiaries of the Registrant.			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			Filed herewith
24.1	Power of Attorney (reference is made to the signature page hereto).			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	XBRL Instance Document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)			Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel D. Springer	Chief Executive Officer and Director	March 27, 2020
Daniel D. Springer	(Principal Executive Officer)

/s/ Michael J. Sheridan	Chief Financial Officer	March 27, 2020
Michael J. Sheridan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mary Agnes Wilderotter	Director	March 27, 2020
Mary Agnes Wilderotter

/s/ Cynthia Gaylor	Director	March 27, 2020
Cynthia Gaylor

/s/ John M. Hinshaw	Director	March 27, 2020
John M. Hinshaw

/s/ Blake J. Irving	Director	March 27, 2020
Blake J. Irving

/s/ Louis J. Lavigne, Jr.	Director	March 27, 2020
Louis J. Lavigne, Jr.

/s/ Enrique T. Salem	Director	March 27, 2020
Enrique T. Salem

/s/ S. Steven Singh	Director	March 27, 2020
S. Steven Singh

/s/ Peter Solvik	Director	March 27, 2020
Peter Solvik

/s/ Inhi Cho Suh	Director	March 27, 2020
Inhi Cho Suh