Form 10-Q
period 2020-04-30
DOCUSIGN, INC.
filed 2020-06-05
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-38465
______________________________________
DOCUSIGN, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware			91-2183967
(State or Other Jurisdiction of Incorporation)			(I.R.S. Employer Identification Number)

221 Main St.	Suite 1550	San Francisco	California	94105
(Address of Principal Executive Offices)				(Zip Code)
(415) 489-4940
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DOCU	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☐	Smaller reporting company

		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 183,508,855 shares of common stock, par value $0.0001, outstanding at May 29, 2020.

DOCUSIGN, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, and the impact of the ongoing coronavirus pandemic (the “COVID-19 pandemic”) on our financial conditions and results of operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
▪our ability to effectively sustain and manage our growth and future expenses, and our ability to achieve and maintain future profitability;
▪our expectations regarding the impact of the COVID-19 pandemic on our business;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, such as the COVID-19 pandemic. Many of the risks and uncertainties are currently elevated by, and may or will continue to be elevated by, the current COVID-19 pandemic. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	April 30, 2020	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$442,237	$241,203
Investments—current	315,712	414,939
Restricted cash	280	280
Accounts receivable	220,602	237,841
Contract assets—current	13,236	12,502
Prepaid expenses and other current assets	51,176	37,125
Total current assets	1,043,243	943,890
Investments—noncurrent	140,117	239,729
Property and equipment, net	134,811	128,293
Operating lease right-of-use assets	161,484	149,833
Goodwill	193,594	194,882
Intangible assets, net	52,241	56,500
Deferred contract acquisition costs—noncurrent	169,686	153,333
Other assets—noncurrent	26,312	24,678
Total assets	$1,921,488	$1,891,138
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,504	$28,144
Accrued expenses and other current liabilities	46,475	54,344
Accrued compensation	81,653	83,189
Contract liabilities—current	552,345	507,560
Operating lease liabilities—current	27,613	20,728
Total current liabilities	729,590	693,965
Convertible senior notes, net	472,162	465,321
Contract liabilities—noncurrent	11,287	11,478
Operating lease liabilities—noncurrent	173,750	162,432
Deferred tax liability—noncurrent	4,814	4,920
Other liabilities—noncurrent	7,097	6,695
Total liabilities	1,398,700	1,344,811
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of April 30, 2020 and January 31, 2020	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 183,428 shares outstanding as of April 30, 2020; 500,000 shares authorized, 181,254 shares outstanding as of January 31, 2020	18	18
Additional paid-in capital	1,714,462	1,685,167
Accumulated other comprehensive loss	(6,703)	(1,673)
Accumulated deficit	(1,184,989)	(1,137,185)
Total stockholders’ equity	522,788	546,327
Total liabilities and stockholders’ equity	$1,921,488	$1,891,138
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2020	2019
Revenue:
Subscription	$280,922	$201,458
Professional services and other	16,095	12,504
Total revenue	297,017	213,962
Cost of revenue:
Subscription	52,010	33,119
Professional services and other	22,022	18,900
Total cost of revenue	74,032	52,019
Gross profit	222,985	161,943
Operating expenses:
Sales and marketing	171,793	129,936
Research and development	54,234	37,183
General and administrative	38,811	37,261
Total operating expenses	264,838	204,380
Loss from operations	(41,853)	(42,437)
Interest expense	(7,560)	(7,156)
Interest income and other income, net	3,742	5,217
Loss before provision for income taxes	(45,671)	(44,376)
Provision for income taxes	2,133	1,346
Net loss	$(47,804)	$(45,722)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.27)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	182,978	172,101

Other comprehensive loss:
Foreign currency translation loss, net of tax	$(5,189)	$(1,631)
Unrealized gains on investments, net of tax	159	338
Other comprehensive loss	(5,030)	(1,293)
Comprehensive loss	$(52,834)	$(47,015)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$3,864	$2,282
Cost of revenue—professional services and other	4,125	3,440
Sales and marketing	24,665	18,102
Research and development	11,885	7,317
General and administrative	9,012	11,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2020	181,254	$18	$1,685,167	$(1,673)	$(1,137,185)	$546,327
Exercise of stock options	840	—	7,635	—	—	7,635
Settlement of RSUs	1,078	—	—	—	—	—
Tax withholding on RSU settlement	—	—	(46,723)	—	—	(46,723)
Employee stock purchase plan	256	—	13,590	—	—	13,590
Employee stock-based compensation expense	—	—	54,793	—	—	54,793
Net loss	—	—	—	—	(47,804)	(47,804)
Other comprehensive loss, net	—	—	—	(5,030)	—	(5,030)
Balances at April 30, 2020	183,428	$18	$1,714,462	$(6,703)	$(1,184,989)	$522,788

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2019	169,303	$17	$1,545,088	$(1,965)	$(928,778)	$614,362
Exercise of stock options	2,634	—	32,254	—	—	32,254
Settlement of RSUs	1,460	—	—	—	—	—
Tax withholding on RSU settlement	—	—	(56,137)	—	—	(56,137)
Employee stock purchase plans	231	—	10,563	—	—	10,563
Employee stock-based compensation expense	—	—	43,703	—	—	43,703
Net loss	—	—	—	—	(45,722)	(45,722)
Cumulative impact of Topic 842 adoption	—	—	—	—	(48)	(48)
Other comprehensive loss, net	—	—	—	(1,293)	—	(1,293)
Balances at April 30, 2019	173,628	$17	$1,575,471	$(3,258)	$(974,548)	$597,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(47,804)	$(45,722)
Adjustments to reconcile net to net cash used in operating activities
Depreciation and amortization	14,039	11,971
Amortization of deferred contract acquisition and fulfillment costs	21,360	14,260
Amortization of debt discount and transaction costs	6,842	6,454
Non-cash operating lease costs	6,324	4,128
Stock-based compensation expense	53,551	42,271
Deferred income taxes	(104)	52
Other	504	(1,111)
Changes in operating assets and liabilities
Accounts receivable	17,239	57,414
Contract assets	(740)	(2,701)
Prepaid expenses and other current assets	(9,660)	(7,107)
Deferred contract acquisition and fulfillment costs	(41,037)	(20,487)
Other assets	(1,364)	541
Accounts payable	(2,554)	282
Accrued expenses and other liabilities	(916)	4,710
Accrued compensation	(1,536)	(19,869)
Contract liabilities	44,594	4,274
Operating lease liabilities	406	(3,705)
Net cash provided by operating activities	59,144	45,655
Cash flows from investing activities:
Purchases of marketable securities	—	(375,211)
Sales of marketable securities	28,986	—
Maturities of marketable securities	170,071	92,457
Purchases of strategic investments	—	(15,500)
Purchases of other investments	(3,000)	—
Purchases of property and equipment	(26,389)	(15,237)
Net cash provided by (used in) investing activities	169,668	(313,491)
Cash flows from financing activities:
Payment of tax withholding obligation on RSU settlement	(46,723)	(56,137)
Proceeds from exercise of stock options	7,635	32,254
Proceeds from employee stock purchase plan	13,590	10,563
Net cash used in financing activities	(25,498)	(13,320)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,280)	(379)
Net increase (decrease) in cash, cash equivalents and restricted cash	201,034	(281,535)
Cash, cash equivalents and restricted cash at beginning of period	241,483	518,178
Cash, cash equivalents and restricted cash at end of period	$442,517	$236,643
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three Months Ended April 30,
(in thousands)	2020	2019
Supplemental disclosure:
Cash paid for interest	$1,438	$1,414
Cash paid for operating lease liabilities	6,389	4,729
Cash paid for income taxes	416	131
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$3,445	$3,791
Operating lease right-of-use assets exchanged for lease obligations	18,745	53,653
Derecognition of build-to-suit lease	—	2,479
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

Basis of Presentation and Principles of Consolidation

Our condensed consolidated financial statements include those of DocuSign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2020 Annual Report on Form 10-K.

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021.

Our fiscal year ends on January 31. References to fiscal 2021, for example, are to the fiscal year ending January 31, 2021. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in the condensed consolidated financial statements and notes thereto.

Significant items subject to such estimates and assumptions made by management include, but are not limited to, the determination of:
•the fair value of assets acquired and liabilities assumed in business combinations;
•the average period of benefit associated with deferred contract acquisition costs and fulfillment costs;
•the valuation of strategic investments;
•the fair value of certain stock awards issued;
•the fair value of the liability and equity components of convertible notes;
•the useful life and recoverability of long-lived assets;
•the discount rate used for operating leases; and
•the recognition, measurement and valuation of deferred income taxes.

The World Health Organization declared in March 2020 that the outbreak of the coronavirus disease named COVID-19 constitutes a pandemic. We have undertaken measures to protect our employees, partners and customers. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. In addition, the COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our solutions and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities.

These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our 2020 Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

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

We perform ongoing credit evaluations of our customers, do not require collateral and maintain allowances for potential credit losses on customers’ accounts using the expected loss model.

Investments

Investments in marketable securities consist of commercial paper, corporate notes and bonds, as well as U.S. Treasury and government agency securities. Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value in the consolidated balance sheet and are classified as short-term or long-term based on their remaining contractual maturities.

We evaluate our investments with unrealized loss positions at the individual security level to determine whether the unrealized loss was related to credit or noncredit factors. We consider whether a credit loss exists based on the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer's operating environment, pay structure of the security, the issuer's payment history and any changes in the issuer's credit rating. Estimated credit losses are determined using a discounted cash flow model and recorded as an allowance, with changes in expected credit losses on our investments recorded in “Interest income and other income, net” in the consolidated statements of operations and comprehensive loss. Unrealized gains and losses related to noncredit factors are reflected in “Other comprehensive income (loss)” on the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

On February 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The FASB subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These updates change the impairment model for most financial assets and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effect of adopting ASU 2016-13 and ASU 2019-04 on our consolidated financial statements and related disclosures was not material for the three months ended April 30, 2020.

On February 1, 2020, we adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The impact of prospectively adopting ASU 2018-15 on our consolidated financial statements was not material for the three months ended April 30, 2020.

Other Recent Accounting Pronouncements

Other recently issued accounting pronouncements are not expected to have a material impact on our consolidated financial statements.

Note 2. Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 95% and 94% of our revenue for the three months ended April 30, 2020 and 2019.

As of April 30, 2020, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $784.9 million. We expect to recognize 54% of the transaction price allocated to remaining performance obligations within the 12 months following April 30, 2020, in our consolidated statement of operations and comprehensive loss.

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	April 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$169,397	$—	$—	$169,397
Level 2:
Available-for-sale securities
Commercial paper	9,472	20	—	9,492
Corporate notes and bonds	283,699	1,204	(523)	284,380
U.S. Treasury securities	53,062	310	—	53,372
U.S. government agency securities	108,313	320	(48)	108,585
Level 2 total	454,546	1,854	(571)	455,829
Total	$623,943	$1,854	$(571)	$625,226

	January 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$165,424	$—	$—	$165,424
Level 2:
Available-for-sale securities
Commercial paper	14,919	7	(1)	14,925
Corporate notes and bonds	372,844	891	(31)	373,704
U.S. Treasury securities	90,697	153	(1)	90,849
U.S. government agency securities	175,086	153	(49)	175,190
Level 2 total	653,546	1,204	(82)	654,668
Total	$818,970	$1,204	$(82)	$820,092

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of April 30, 2020 and January 31, 2020, in addition to cash of $272.8 million and $75.8 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of our available-for-sale securities as of April 30, 2020, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$315,712
Due in one to two years	140,117
$455,829

As of April 30, 2020, we had a total of 133 available-for-sale securities, with 43 securities in an unrealized loss position. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well the issuers' high credit ratings and consistent payment history. As of January 31, 2020, we had 178 available-for-sale securities, none of which were considered to be other-than-temporarily impaired.

We had no liabilities measured at fair value on a recurring basis as of April 30, 2020 and January 31, 2020.

Convertible Senior Notes

As of April 30, 2020 and January 31, 2020, the estimated fair value of our 0.5% Convertible Senior Notes (the “Notes”) with aggregate principal amount of $575.0 million was $903.0 million and $743.5 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes, net” on our consolidated balance sheets. Refer to Note 8 for further information.

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	April 30, 2020	January 31, 2020
Computer and network equipment	$74,146	$66,937
Software, including capitalized software development costs	38,595	33,373
Furniture and office equipment	17,529	16,752
Leasehold improvements	69,327	59,564
	199,597	176,626
Less: Accumulated depreciation	(89,286)	(81,228)
	110,311	95,398
Work in progress	24,500	32,895
	$134,811	$128,293

As of April 30, 2020 and January 31, 2020, work in progress consisted primarily of capitalized costs of internally-developed software projects under development and leasehold improvements related to office build-out projects.

We capitalized $5.1 million and $5.9 million of internally developed software and implementation costs incurred in hosting arrangements for the three months ended April 30, 2020 and 2019. Such amounts included capitalized stock-based compensation of $1.2 million and $1.4 million in the three months ended April 30, 2020 and 2019.

Depreciation expense associated with property and equipment $9.8 million and $7.2 million for the three months ended April 30, 2020 and 2019.

Note 5. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2020	$194,882
Cumulative translation adjustment	(1,288)
Balance at April 30, 2020	$193,594

Intangible assets consisted of the following:

	As of April 30, 2020				As of January 31, 2020
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	1.4	$31,594	$(26,191)	$5,403	$31,594	$(25,164)	$6,430
Tradenames / trademarks	0.0	2,419	(2,419)	—	2,419	(2,369)	50
Customer contracts & related relationships	7.3	65,782	(21,032)	44,750	65,782	(19,071)	46,711
Certifications	0.5	6,917	(6,575)	342	6,917	(6,229)	688
Maintenance contracts & related relationships	0.5	1,498	(1,478)	20	1,498	(1,403)	95
Backlog—Subscription	0.4	6,400	(5,308)	1,092	6,400	(4,508)	1,892
	6.5	$114,610	$(63,003)	51,607	$114,610	$(58,744)	55,866
Cumulative translation adjustment				634			634
Total				$52,241			$56,500

Amortization of finite-lived intangible assets was as follows:

	Three Months Ended April 30,
(in thousands)	2020	2019
Cost of subscription revenue	$1,348	$1,627
Sales and marketing	2,911	3,106
Total	$4,259	$4,733

As of April 30, 2020, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows:

Fiscal Period:	Amount (in thousands)
2021, remainder	$9,559
2022	8,370
2023	6,023
2024	6,023
2025	6,023
Thereafter	15,609
Total	$51,607

Note 6. Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $14.2 million and $13.4 million as of April 30, 2020 and January 31, 2020, of which $0.9 million were noncurrent for both periods and included within “Other assets—noncurrent” on our condensed consolidated balance sheets. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the three months ended April 30, 2020 and 2019, we recognized revenue of $224.7 million and $157.0 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 7. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Three Months Ended April 30,
(in thousands)	2020	2019
Deferred Contract Acquisition Costs
Beginning balance	$155,697	$115,985
Additions to deferred contract acquisition costs	34,158	17,401
Amortization of deferred contract acquisition costs	(16,941)	(13,150)
Cumulative translation adjustment	(1,533)	(1,103)
Ending balance	$171,381	$119,133

Deferred Contract Fulfillment Costs
Beginning balance	$8,218	$3,432
Additions to deferred contract fulfillment costs	6,879	3,086
Amortization of deferred contract fulfillment costs	(4,419)	(1,110)
Ending balance	$10,678	$5,408

Note 8. Senior Notes

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

As of April 30, 2020, the conversion conditions described in our 2020 Annual Report on Form 10-K have not been met and therefore the Notes are not yet convertible.

The net carrying value of the liability component of the Notes was as follows:

(in thousands)	April 30, 2020	January 31, 2020
Principal	$575,000	$575,000
Less: unamortized debt discount	(95,132)	(101,461)
Less: unamortized transaction costs	(7,706)	(8,218)
Net carrying amount	$472,162	$465,321

As of April 30, 2020 and January 31, 2020, the net carrying amount of the equity component of the Notes was $131.3 million, net of $3.3 million transaction costs.

The interest expense recognized related to the Notes was as follows:

	Three Months Ended April 30,
(in thousands)	2020	2019
Contractual interest expense	$718	$710
Amortization of debt discount	6,329	5,970
Amortization of transaction costs	513	484
Total	$7,560	$7,164

Capped Calls

To minimize the potential economic dilution to our common stock upon conversion of the Notes, we entered into privately-negotiated capped call transactions (“Capped Calls”) with certain counterparties and incurred costs of $67.6 million related to the transactions. The Capped Calls each have an initial strike price of approximately $71.50 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $110.00 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8.0 million shares of common stock.

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

Note 9. Leases

We lease offices under noncancelable operating lease agreements that expire at various dates through February 2032. As of April 30, 2020, we had no finance leases. Some operating leases contain escalation provisions for adjustments in the consumer price index.

The following table is a summary of our lease costs:

	Three Months Ended April 30,
(in thousands)	2020	2019
Operating lease cost	$7,995	$5,706
Short-term lease cost	165	269
Total lease cost	$8,160	$5,975

Future lease payments under noncancelable operating leases as of April 30, 2020, were as follows:

Fiscal Period:	Amount (in thousands)
2021, remainder	$26,611
2022	36,542
2023	36,922
2024	37,285
2025	28,882
Thereafter	67,650
Total undiscounted cash flows	$233,892
Less: imputed interest	(32,529)
Present value of lease liabilities	$201,363

The weighted average remaining lease term and discount rate for operating leases as of April 30, 2020 were 7.2 years and 4.3%.

As of April 30, 2020, we had commitments of $6.0 million for an operating lease with commencement date subsequent to quarter end. This lease has a term of six years.

Note 10. Commitments and Contingencies

As of April 30, 2020, we had unused letters of credit outstanding associated with our various operating leases totaling $9.0 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of April 30, 2020, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2021, remainder	$7,523
2022	14,985
2023	2,041
2024	1,419
2025	990
Thereafter	3,566
Total	$30,524

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of April 30, 2020, and January 31, 2020. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

As of April 30, 2020, 33.9 million shares of our common stock were available for issuance under the 2018 Plan.

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

Stock Options

Option activity for the three months ended April 30, 2020 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2020	6,882	$14.39	5.38	$441,247
Exercised	(840)	9.01
Canceled/expired	(12)	18.05
Outstanding at April 30, 2020	6,030	$15.13	5.61	$540,435
Vested and expected to vest at April 30, 2020	6,007	$15.12	5.61	$538,408
Exercisable at April 30, 2020	5,451	$14.87	5.49	$489,893

As of April 30, 2020, our total unrecognized compensation cost related to stock option grants was $4.2 million. We expect to recognize this expense over the remaining weighted-average period of approximately 0.7 years.

RSUs

RSUs granted under the 2018 Plan generally vest over a four-year period, either quarterly or with 25% vesting at the end of one year and the remainder quarterly thereafter. The majority of RSUs vest upon the satisfaction of a service-based vesting condition. From time to time, we also grant RSUs that are subject to either a performance-based or market-based vesting condition. The performance-based conditions will be satisfied upon satisfaction of certain financial performance targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or relative total shareholder return are met.

RSU activity for the three months ended April 30, 2020 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2020	13,859	$46.28
Granted	959	82.02
Vested	(1,675)	38.95
Canceled	(512)	$47.37
Unvested at April 30, 2020	12,631	$49.93

As of April 30, 2020, our total unrecognized compensation cost related to RSUs was $474.1 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.4 years.

2018 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price by accumulating funds, normally through payroll deductions, of up to 15% of their earnings. The purchase price for common stock under the ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods that begin in the first and third quarter of each year. In the three months ended April 30, 2020, 0.3 million shares of our common stock were purchased under the ESPP. Compensation expense related to the ESPP was $1.9 million for the three months ended April 30, 2020.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of April 30, 2020, 6.5 million shares of our common stock were reserved for issuance under the ESPP.

Note 12. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended April 30,
(in thousands, except per share data)	2020	2019
Numerator:
Net loss attributable to common stockholders	$(47,804)	$(45,722)
Denominator:
Weighted-average common shares outstanding	182,978	172,101
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.27)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	April 30,
(in thousands)	2020	2019
RSUs	12,550	14,620
Stock options	6,030	10,989
ESPP	227	288
Convertible senior notes	2,553	—
Total antidilutive securities	21,360	25,897

Note 13. Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our income tax provision was $2.1 million and $1.3 million for the three months ended April 30, 2020 and 2019, respectively. The increase in the tax provision was primarily driven by higher foreign tax expenses, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

We review the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for valuation allowances, on a quarterly basis. We maintain a valuation allowance against certain deferred tax assets, including all U.S. deferred tax assets and certain foreign deferred tax assets as a result of our history of losses in the U.S. and certain foreign jurisdictions, and the variability and uncertainty of operating results. In the event we determine our deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made.

As of April 30, 2020, our gross unrecognized tax benefits totaled $13.7 million, excluding related accrued interest and penalties, of which $2.5 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through April 30, 2020 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Israel Tax Authority for tax years 2015 through 2018. We are not under examination in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

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

Revenue by geography is based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Three Months Ended April 30,
(in thousands)	2020	2019
U.S.	$242,168	$176,266
International	54,849	37,696
Total revenue	$297,017	$213,962

No single country other than the U.S. had revenue greater than 10% of total revenue in the three months ended April 30, 2020 and 2019.

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

(in thousands)	April 30, 2020	January 31, 2020
U.S.	201,842	$182,288
International	94,453	95,838
Total long-lived assets	$296,295	$278,126

Note 15. Subsequent Events

On February 26, 2020, we entered into a Share Purchase Agreement to acquire all outstanding equity in Seal Software Group Limited, a leading contract analytics and artificial intelligence technology provider, for approximately $185.1 million in cash, subject to adjustments. The acquisition closed on May 1, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2020 Annual Report on Form 10-K.  As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K. Our fiscal year ends January 31.

Executive Overview of First Quarter Results

Overview

DocuSign accelerates the process of doing business for companies and simplifies life for their customers and employees. We accomplish this by transforming the foundational element of business: the agreement.

We offer the world’s #1 e-signature solution as the core part of our broader software suite for automating the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across e-signature and addresses the broader agreement process. As a result, over 660,000 customers and hundreds of millions of users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. DocuSign eSignature integrates with popular business apps, and our functionality can also be embedded using our API. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 95% and 94% of our revenue in the three months ended April 30, 2020 and 2019. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 5% and 6% of our revenue in the three months ended April 30, 2020 and 2019. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps to drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

We offer subscriptions to our software suite to enterprise businesses, commercial businesses and very small businesses (“VSBs”), which we define as companies with fewer than 10 employees and includes professionals, sole proprietorships and individuals. We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which we believe is the most cost-effective way to reach our smallest customers. We offer more than 300 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning various industries and countries with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the periods presented.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. To demonstrate this growth over time, the number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from approximately 30 customers as of January 31, 2013 to 473 customers as of April 30, 2020. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

COVID-19 Update

The COVID-19 pandemic has continued to spread rapidly across the world. The pandemic and the public health measures taken in response to it have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. We are continuing to monitor the actual and potential effects of the pandemic across our business. Because these effects are dependent on highly uncertain future developments--including the duration, spread and severity of the outbreak, the actions taken to contain the virus, and how quickly and to what extent normal economic and operating conditions can resume--they are extremely difficult to predict. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effects of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

Since mid-March, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. DocuSign shifted to a remote workplace, requiring nearly all employees to work from home. We suspended all business travel other than for essential functions. We have cancelled or replaced planned events, such as our Momentum conferences, with virtual-only experiences. We have incurred expenses to support our employees working from home, including reimbursements for home office equipment and a stipend for other qualifying expenses, and may incur similar expenses in the future as remote operations continue. The impact of these and any other operational changes we may implement is uncertain, but as of the date of this filing they have not materially affected our ability to maintain operations.

We have experienced a substantial increase in overall demand for our solutions, particularly DocuSign eSignature, as the shift to remote, web-enabled business operations has caused more organizations to adopt or expand their use of digital agreements. This has resulted in a significant increase in customer spending across almost all industries and regions we serve, though we have experienced slower growth or declining spending in certain industries most impacted by the pandemic, such as travel and hospitality. As the pandemic continues, however, we may experience volatility in customer demand; increased customer churn; increases in late payment or non-payment by customers; delayed purchasing decisions; and increased pressure on pricing, discounts and payment terms, any of which could materially harm our business, results of operations and overall financial performance.

See the section below titled “Risk Factors” for further discussion of the potential impact of the COVID-19 pandemic on our business, financial condition and results of operations.

Financial Results:

	Three Months Ended April 30,
(in thousands)	2020	2019
Total revenue	$297,017	$213,962
Total costs and expenses	338,870	256,399
Total stock-based compensation expense	53,551	42,271
Loss from operations	(41,853)	(42,437)
Net loss	(47,804)	(45,722)
Net cash provided by operating activities	59,144	45,655
Capital expenditures	(26,389)	(15,237)

Cash, cash equivalents and investments were $898.1 million as of April 30, 2020.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of April 30, 2020, we had a total of over 660,000 customers, including over 85,000 enterprise and commercial customers, compared to over 500,000 customers and over 60,000 enterprise and commercial customers as of April 30, 2019. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses (“SMBs”), which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue in three months ended April 30, 2020 increased by 46% from the three months ended April 30, 2019 and represented 18% of our total revenue in both periods.

We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, where we were able to leverage our core technologies due to similar approaches to e-signature in these jurisdictions and the United States (“U.S.”). We have since made significant investments to be able to offer our solutions in select civil law countries. For example, in Europe, we have Standards-Based Signature technology tailored for electronic IDentification, Authentication and trust Services (“eIDAS”). Standards-Based Signatures support signatures that involve digital certificates, including those specified in the EU’s eIDAS regulations for advanced and qualified electronic signatures. In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

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

General and Administrative Expense. General and administrative expense consists primarily of employee-related costs for those employees providing administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs and allocated overhead costs. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.

Interest Expense

Interest expense consists primarily of contractual interest expense, amortization of discount and amortization of debt issuance costs on our Notes.

Interest Income and Other Income, Net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, as well as foreign currency transaction gains and losses.

Provision For Income Taxes

Our provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business, state minimum taxes in the U.S., and tax benefits arising from deductions for stock options. We have a valuation allowance against our U.S. deferred tax assets, including U.S. net operating loss carryforwards. We expect to maintain this valuation allowance for the foreseeable future or until it becomes more likely than not that the benefit of our U.S. deferred tax assets will be realized by way of expected future taxable income in the U.S.

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended April 30,
(in thousands)	2020	2019
Revenue:
Subscription	$280,922	$201,458
Professional services and other	16,095	12,504
Total revenue	297,017	213,962
Cost of revenue:
Subscription	52,010	33,119
Professional services and other	22,022	18,900
Total cost of revenue	74,032	52,019
Gross profit	222,985	161,943
Operating expenses:
Sales and marketing	171,793	129,936
Research and development	54,234	37,183
General and administrative	38,811	37,261
Total operating expenses	264,838	204,380
Loss from operations	(41,853)	(42,437)
Interest expense	(7,560)	(7,156)
Interest income and other income, net	3,742	5,217
Loss before provision for income taxes	(45,671)	(44,376)
Provision for income taxes	2,133	1,346
Net loss	$(47,804)	$(45,722)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Three Months Ended April 30,
(in thousands)	2020	2019
Revenue:
Subscription	95%	94%
Professional services and other	5	6
Total revenue	100	100
Cost of revenue:
Subscription	18	15
Professional services and other	7	9
Total cost of revenue	25	24
Gross profit	75	76
Operating expenses:
Sales and marketing	58	61
Research and development	18	17
General and administrative	13	18
Total operating expenses	89	96
Loss from operations	(14)	(20)
Interest expense	(3)	(3)
Interest income and other income, net	2	2
Loss before provision for income taxes	(15)	(21)
Provision for income taxes	1	—
Net loss	(16)%	(21)%

The following discussion and analysis is for the three months ended April 30, 2020, compared to the same period in 2019.

Revenue

	Three Months Ended April 30,
(in thousands, except for percentages)	2020	2019	2020 versus 2019
Revenue:
Subscription	$280,922	$201,458	39%
Professional services and other	16,095	12,504	29%
Total revenue	$297,017	$213,962	39%

Subscription Revenue

Subscription revenue increased $79.5 million, or 39%, in the three months ended April 30, 2020, primarily driven by customer growth.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings.

Professional Services and Other Revenue

Professional services and other revenue increased by $3.6 million, or 29%, in the three months ended April 30, 2020, primarily due to increased engagement of professional services to support our growing customer base.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
(in thousands, except for percentages)	2020	2019	2020 versus 2019
Cost of revenue:
Subscription	$52,010	$33,119	57%
Professional services and other	22,022	18,900	17%
Total cost of revenue	$74,032	$52,019	42%
Gross margin:
Subscription	81%	84%	(3)	pts
Professional services and other	(37)%	(51)%	14	pts
Total gross margin	75%	76%	(1)	pts

Cost of Subscription Revenue

Cost of subscription revenue increased $18.9 million, or 57%, in the three months ended April 30, 2020, primarily due to:
▪An increase of $10.4 million in operating costs, primarily related to an increase in reseller partnership fees and higher data center costs;
▪An increase of $5.4 million in personnel costs primarily due to higher headcount.

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue increased $3.1 million, or 17%, in the three months ended April 30, 2020, primarily due to an increase of $2.9 million in personnel costs as a result of higher headcount.

Sales and Marketing

	Three Months Ended April 30,
(in thousands, except for percentages)	2020	2019	2020 versus 2019
Sales and marketing	$171,793	$129,936	32%
Percentage of revenue	58%	61%

Sales and marketing expenses increased $41.9 million, or 32%, in the three months ended April 30, 2020, primarily due to:
▪An increase of $27.1 million in personnel costs due to higher headcount and higher commissions in line with higher sales;
▪An increase of $6.6 million in stock-based compensation expense due to higher headcount;
▪An increase of $4.8 million in marketing and advertising expense, primarily due to higher spend on online advertising platforms to capture the increase in demand in the current quarter.

Research and Development

	Three Months Ended April 30,
(in thousands, except for percentages)	2020	2019	2020 versus 2019
Research and development	$54,234	$37,183	46%
Percentage of revenue	18%	17%

Research and development expenses increased $17.1 million, or 46%, in the three months ended April 30, 2020, primarily due to increases of $11.6 million in personnel costs and $4.6 million in stock-based compensation expense driven by higher headcount.

General and Administrative

	Three Months Ended April 30,
(in thousands, except for percentages)	2020	2019	2020 versus 2019
General and administrative	$38,811	$37,261	4%
Percentage of revenue	13%	18%

General and administrative expenses increased $1.6 million, or 4%, in the three months ended April 30, 2020, primarily due to an increase of $3.0 million in personnel costs driven by higher headcount.

Interest Expense

	Three Months Ended April 30,
(in thousands, except for percentages)	2020	2019	2020 versus 2019
Interest expense	$7,560	$7,156	6%
Percentage of revenue	3%	3%

Interest expense remained relatively flat in the three months ended April 30, 2020 and primarily consisted of interest expense and amortization of discount and transaction costs on the Notes.

Interest Income and Other Income, Net

	Three Months Ended April 30,
(in thousands, except for percentages)	2020	2019	2020 versus 2019
Interest income	$3,381	$3,679	(8)%
Foreign currency loss	(545)	(423)	29
Other	906	1,961	(54)
Interest income and other income, net	$3,742	$5,217	(28)%
Percentage of revenue	2%	2%

Interest income and other income, net, decreased by $1.5 million, in the three months ended April 30, 2020, primarily due to lower amortization on our marketable securities.

Provision for Income Taxes

	Three Months Ended April 30,
(in thousands, except for percentages)	2020	2019	2020 versus 2019
Provision for income taxes	$2,133	$1,346	58%
Percentage of revenue	1%	—%

Provision for income taxes increased by $0.8 million, primarily due to higher foreign tax expenses, resulting from higher year-over-year earnings in certain foreign jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of April 30, 2020, we had $757.9 million in cash and cash equivalents and short-term investments. We also had $140.1 million in long-term investments that provide additional capital resources. Since inception we have financed our operations primarily through equity financings and payments by our customers for use of our product offerings and related services. In addition, in September 2018 we issued and sold $575 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, which are further described in Note 8 of our condensed consolidated financial statements.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we have generated losses from operations in the past as reflected in our accumulated deficit of $1.2 billion as of April 30, 2020, we generated positive cash flows from operations of $59.1 million in the three months ended April 30, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized or in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable decreased by $17.2 million in the three months ended April 30, 2020 and $57.4 million in the three months ended April 30, 2019, which resulted in a $40.2 million decrease in cash provided by operating activities year over year. Contract liabilities consists of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2020, we had contract liabilities of $563.6 million, compared to $519.0 million as of January 31, 2020. The increase in contract liabilities resulted in net cash provided by operating activities of $44.6 million in the three months ended April 30, 2020 and a year over year increase of $40.3 million in net cash provided by operating activities when compared to the $4.3 million increase in contract liabilities in the three months ended April 30, 2019. Therefore, our growth in billings to existing and new customers has a material net beneficial impact on our cash flows from operating activities.

On February 26, 2020, we entered into a Share Purchase Agreement to acquire Seal Software Group Limited, a leading contract analytics and artificial intelligence technology provider, for cash consideration of approximately $185.1 million, subject to adjustments. The acquisition closed on May 1, 2020.

Our future capital requirements will depend on many factors including our growth rate, customer retention and expansion, tax withholding obligations related to settlement of our RSUs, the timing and extent of spending to support our efforts to develop our software suite, the expansion of sales and marketing activities and the continuing market acceptance of our software suite. We may in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$59,144	$45,655	$13,489
Investing activities	169,668	(313,491)	483,159
Financing activities	(25,498)	(13,320)	(12,178)
Effect of foreign exchange on cash and cash equivalents	(2,280)	(379)	(1,901)
Net change in cash, cash equivalents and restricted cash	$201,034	$(281,535)	$482,569

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $13.5 million. This change was primarily due to an increase of $24.5 million in non-cash expense, offset by a decrease of $8.9 million in net cash provided by operating assets and liabilities and an increase of $2.1 million in net loss. The increase in non-cash expenses was primarily due to an increase of $11.8 million non-cash amortization expenses and $11.3 million increase in stock-based compensation expense driven by higher headcount.

Net cash provided by changes in operating assets and liabilities decreased by $8.9 million primarily due to a decrease of $40.2 million in cash provided from changes in accounts receivable, an increase of $20.6 million in cash used in deferred contract acquisition and fulfillment costs. These were partially offset by an increase of $40.3 million in cash provided from changes in contract liabilities and a decrease of $18.3 million in cash used in accrued compensation. Additionally, net cash provided by changes in operating assets and liabilities also included the impact of $0.9 million cash used in accrued expenses and other liabilities, as compared to $4.7 million cash provided by accrued expenses and other liabilities in prior year.

Cash Flows from Investing Activities

Net cash provided by investing activities was $169.7 million, as compared to $313.5 million net cash used in investing activity in prior year. This change was primarily due to cash inflows of $199.1 million from maturities and sales of marketable securities versus cash outflows of $282.8 million from net purchases of marketable securities in prior year. There was also a decrease of $12.5 million in purchases of strategic and other investments. These changes were offset by an increase of $11.2 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $12.2 million due to a net decrease of $21.6 million in proceeds from exercises of stock options and purchases under the ESPP, offset by a decrease of $9.4 million in cash used to remit tax withholding obligations on RSUs settled.

Contractual Obligations and Commitments
Our principal contractual obligations and commitments consist of obligations under the Notes (including principal and coupon interest), operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 8 for more information on the Notes and Note 9 and Note 10 for our lease and other commitments.

As of April 30, 2020, we had unused letters of credit outstanding associated with our various operating leases totaling $9.0 million.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. The current COVID-19 pandemic has caused uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, business combinations and valuation of goodwill and other acquired intangible assets and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our 2020 Annual Report on Form 10-K.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs from our convertible senior notes issued in September 2018, acquisition-related expenses and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.

Free cash flows: We define free cash flow as net cash provided by operating activities less purchases of property and equipment. We believe free cash flow is an important liquidity measure of the cash that is available (if any), after purchases of property and equipment, for operational expenses, investment in our business and to make acquisitions. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

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

Reconciliation of gross profit and gross margin:

	Three Months Ended April 30,
(in thousands)	2020	2019
GAAP gross profit	$222,985	$161,943
Add: Stock-based compensation	7,989	5,722
Add: Amortization of acquisition-related intangibles	1,348	1,627
Add: Employer payroll tax on employee stock transactions	1,036	652
Non-GAAP gross profit	$233,358	$169,944
GAAP gross margin	75%	76%
Non-GAAP adjustments	4%	3%
Non-GAAP gross margin	79%	79%

GAAP subscription gross profit	$228,912	$168,339
Add: Stock-based compensation	3,864	2,282
Add: Amortization of acquisition-related intangibles	1,348	1,627
Add: Employer payroll tax on employee stock transactions	535	221
Non-GAAP subscription gross profit	$234,659	$172,469
GAAP subscription gross margin	81%	84%
Non-GAAP adjustments	3%	2%
Non-GAAP subscription gross margin	84%	86%

GAAP professional services and other gross loss	$(5,927)	$(6,396)
Add: Stock-based compensation	4,125	3,440
Add: Employer payroll tax on employee stock transactions	501	431
Non-GAAP professional services and other gross loss	$(1,301)	$(2,525)
GAAP professional services and other gross margin	(37)%	(51)%
Non-GAAP adjustments	29%	31%
Non-GAAP professional services and other gross margin	(8)%	(20)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended April 30,
(in thousands)	2020	2019
GAAP loss from operations	$(41,853)	$(42,437)
Add: Stock-based compensation	53,551	42,271
Add: Amortization of acquisition-related intangibles	4,259	4,733
Add: Employer payroll tax on employee stock transactions	6,548	5,755
Add: Acquisition-related expenses	694	—
Non-GAAP income from operations	$23,199	$10,322
GAAP operating margin	(14)%	(20)%
Non-GAAP adjustments	22%	25%
Non-GAAP operating margin	8%	5%

Reconciliation of net income (loss):

	Three Months Ended April 30,
(in thousands, except per share data)	2020	2019
GAAP net loss	$(47,804)	$(45,722)
Add: Stock-based compensation	53,551	42,271
Add: Amortization of acquisition-related intangibles	4,259	4,733
Add: Employer payroll tax on employee stock transactions	6,548	5,755
Add: Amortization of debt discount and issuance costs	6,842	6,454
Add: Acquisition-related expenses	694	—
Non-GAAP net income	$24,090	$13,491

Computation of free cash flow:

	Three Months Ended April 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$59,144	$45,655
Less: Purchases of property and equipment	(26,389)	(15,237)
Non-GAAP free cash flow	$32,755	$30,418
Net cash provided by (used in) investing activities	$169,668	$(313,491)
Net cash used in financing activities	$(25,498)	$(13,320)

Computation of billings:

	Three Months Ended April 30,
(in thousands)	2020	2019
Revenue	$297,017	$213,962
Add: Contract liabilities and refund liability, end of period	568,544	395,254
Less: Contract liabilities and refund liability, beginning of period	(522,201)	(390,887)
Add: Contract assets and unbilled accounts receivable, beginning of period	15,082	13,436
Less: Contract assets and unbilled accounts receivable, end of period	(16,390)	(16,810)
Non-GAAP billings	$342,052	$214,955

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of April 30, 2020, we had cash, cash equivalents and investments totaling $898.1 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximately $1.5 million decrease of the fair value of our investment portfolio as of April 30, 2020. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. A strengthening or weakening of the U.S. dollar against the other currencies may negatively or positively affect our operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of “Accumulated other comprehensive loss” within “Stockholders’ equity.” Gains or losses due to remeasurements of transactions denominated in foreign currencies are included in “Interest and other income, net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the first quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We cannot predict the impact of the COVID-19 pandemic on our business, results of operations and financial condition.

The impact of the COVID-19 pandemic and related public health measures on our business will depend largely on future developments, including the duration and severity of the COVID-19 pandemic, which are highly uncertain and cannot be accurately predicted.

The COVID-19 pandemic has created and is likely to continue to create significant uncertainty in global financial markets, which may decrease overall technology spending and depress demand for our solutions. In addition, the COVID-19 pandemic may disrupt our customers' or partners' operations, limiting their ability to pay for our solutions and adversely affecting our results of operations.

We have undertaken measures to mitigate the effect of the COVID-19 pandemic on our business and to protect our employees, partners and customers, including by imposing travel restrictions for our employees, requiring almost all employees to work remotely until further notice, and shifting customer, partner and investor events to virtual-only formats. However, there can be no assurance that these measures will be effective, or that we can adopt them without adversely affecting our business operations. For example, our management team has been focusing additional time on planning for and mitigating the risks of the COVID-19 pandemic, which may reduce the amount of time available for other initiatives. The COVID-19 pandemic may lead to inefficiencies of our employees, operational and cybersecurity risks and other circumstances which could have an adverse impact to our results of operations.

In addition, the COVID-19 pandemic has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Further, the full effects of the COVID-19 pandemic cannot be predicted as a result of uncertainties including the extent and rate of the spread, the possibility and timing of any vaccine, treatment, or cure or stop to the spread, and the potential for additional peaks in infection rates later in 2020. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, school and business closures, and quarantines, could contribute to a general slowdown in the global economy, adversely impact our customers and partners, and disrupt our operations. Changes in our operations in respect to COVID-19 or employee illnesses resulting from the COVID-19 pandemic may result in inefficiencies or delays that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies

Finally, to the extent that the COVID-19 pandemic harms our business and results of operations, many of the other risks described in this "Risk Factors" section will be exacerbated.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $47.8 million and $45.7 million in the three months ended April 30, 2020 and 2019, and as of April 30, 2020, we had an accumulated deficit of $1.2 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. As a result of these investments and due to our status as a public company, we also expect to incur increased compliance costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:

▪fluctuations in demand for or pricing of our products and solutions, including due to the current COVID-19 pandemic;
▪our ability to attract new customers;
▪our ability to renew our subscriptions with, and expand sales of our products and solutions to, our existing customers;
▪timing of revenue recognition;
▪customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
▪changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions, including cost-cutting measures or other effects of the COVID-19 pandemic;
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
▪general economic, market and industry conditions, including resulting from the COVID-19 pandemic;
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
▪macro- and microeconomic effects of the COVID-19 pandemic;
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

The market for our products and solutions—including our e-signature solution, which is the core part of our broader Agreement Cloud platform for automating the agreement process—is relatively new and evolving, which makes our business and future prospects difficult to evaluate. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers, about the uses and benefits of our products and solutions, and such sales efforts could be hindered by the current COVID-19 pandemic. The size and growth of our addressable market depends on a number of factors, including our customers’ desire to differentiate themselves through e-signature solutions and other products and solutions that automate the agreement process, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulations and changes in economic conditions. If customers do not accept the value proposition of our offerings, then a viable market for products and solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

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

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our products and solutions, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, customer attrition and general economic conditions, including as a result of the current COVID-19 pandemic. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

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

Our systems and security measures have on occasion in the past been, and may in the future be, compromised or subject to data breaches, cyberattacks or other malicious activity. Consequently, our products and solutions may be perceived as not being secure. This may result in customers reducing or stopping their use of our products or solutions, our reputation being harmed, our incurring significant liabilities and adverse effects on our operating results and growth prospects.

Our operations involve the storage and transmission of customer data, personal data and other sensitive information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships, as well as a wide variety of our own internal company, partner and employee information. Like other organizations providing valuable technology and services, we are subject to cyberattacks from malicious third parties using a wide variety of tactics, including credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms), denial-of-service attacks and many other techniques. While we have security measures in place designed to protect our production, development and other systems, maintain the integrity of customer, company, partner and employee information, and prevent data loss, misappropriation and other security breaches and incidents, we have faced security incidents in the past. For example, in March 2017, a malicious third party used a phishing attack to gain access to a remote employee’s laptop and then accessed a list of email addresses which were uploaded to a third-party website. In addition, in April 2020, a malicious third party used a brute force password attack to gain access to an isolated testing environment, and exfiltrated a portion of our source code. In both cases we took immediate action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies. These efforts may not completely eliminate potential risks from such incidents, however. While these attempts had no impact on our operations, products or services, there can be no assurance that there will be no impact from these or similar incidents in the future.

Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business. Moreover, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems during government mandated shelter-in-place orders. Further, we may face additional security incidents in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of sensitive and proprietary information of DocuSign or our customers, partners or employees, and such incidents may in the future result in regulatory enforcement actions, litigation (including a new private right of action under the California Consumer Privacy Act, as described in the risk factor below titled “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations could also result in additional costs and liabilities to us or inhibit sales of our software.”), indemnity obligations and other possible liabilities, in addition to the potential harms described above.

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

Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based service providers have been and are expected to continue to be targeted. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks and other methods that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments and identity theft. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us, our service providers, our partners and our customers to entirely mitigate these risks. If our security measures, or the security measures of our service providers, partners or customers, are compromised, our reputation could be damaged, our ability to attract and retain customers could be adversely affected and our business may be harmed. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenues due to decrease in customer trust and network downtime, increases in insurance coverage due to cybersecurity incidents and damages to our reputation because of any such incident.

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

As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, on September 4, 2018, we acquired SpringCM, a provider of cloud-based document generation and contract lifecycle management software, and on May 1, 2020, we acquired Seal Software Group Limited, a provider of contract analytics software. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. If we are able to complete future acquisitions and investments, such transactions may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management attention, increasing our expenses, and subjecting us to additional liabilities. An acquisition may also negatively affect our financial results because it may:

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

We sell to U.S. federal, state and local, as well as foreign, government agencies, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Further, government certification requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays, including as a result of the COVID-19 pandemic, adversely affecting public sector demand for our products and solutions.

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

Further, these third-party providers may experience operational difficulties due to the current COVID-19 pandemic, which could limit or alter our ability to use these third-party technology offerings, which in turn could have an adverse impact on our result of operations.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and potential profitability of our business depend on demand for our products and solutions. Current or future economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, the COVID-19 pandemic has created significant additional uncertainty in the global economy. If the COVID-19 pandemic worsens, or continues for longer than expected, especially in regions in which we have material operations or sales, such as the United States, Canada, the United Kingdom, France, Germany, Ireland Israel, Australia, Singapore, Japan, Brazil, Egypt or Sweden, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas and restrictions in our employees’ and other service providers’ ability to travel. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.

We have funded our operations since inception primarily through equity financings, including our IPO and payments by our customers for use of our product offerings and related services. In addition, in September 2018, we offered and issued $575.0 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase up to an additional $75.0 million principal amount of Notes. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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
•place us at a competitive disadvantage compared to our less leveraged competitors; and

•increase our vulnerability to the impact of adverse economic and industry conditions, including as a result of the COVID-19 pandemic.

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

In addition, as a result of the COVID-19 pandemic, most of our employees - including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting - are working, and may continue to work for the near term, in a remote environment and not in the office environment from which they have historically performed their duties. We have limited experience maintaining effective control systems with our employees working in remote environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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

The U.S. federal government and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws, and regulations and agency rules and opinions apply to the collection, processing, disclosure and security of certain types of data, including:

▪The Electronic Signatures in Global and National Commerce Act (“ESIGN Act”) in the United States, eIDAS in the EU and similar U.S. state laws, particularly the Uniform Electronic Transactions Act (the “UETA”), which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. We are particularly reliant on the UETA and the ESIGN Act, which together have solidified the legal landscape for use of electronic records and electronic signatures in commerce by confirming that electronic records and signatures carry the same weight and have the same legal effect as traditional paper documents and wet ink signatures.

▪The EU General Data Protection Regulation (the “GDPR”), which became effective in May 2018, imposes strict requirements related to processing the personal data of EU individuals. EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of a noncompliant company’s annual global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims. The GDPR imposes compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. Additionally, the United Kingdom implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019 that substantially implements the GDPR. The United Kingdom's departure in January 2020 from the European Union (commonly referred to as Brexit) has created uncertainty with regard to the requirements for data transfers between the United Kingdom and the EU and other jurisdictions it is still unclear whether transfer of data from the European Economic Area to the United Kingdom will remain lawful under GDPR following “Brexit.” The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny.

▪The CCPA took effect on January 1, 2020 and will be enforceable by the California Attorney General six months after the publication of the final regulations or July 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, particularly in the event of a data breach. The CCPA may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

▪HIPAA in the United States (as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) imposes mandatory contractual terms and other obligations with respect to safeguarding the privacy, security and transmission of protected health information. We may function as a HIPAA business associate for certain of our customers and, as such, are subject to applicable privacy and data security requirements. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties and fines.

▪Numerous other laws including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act (“GLBA”), and other state laws relating to privacy.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2020, 2019 and 2018 total revenue generated from customers outside the U.S. was 18%, 17% and 17% of our total revenue. We currently have offices in the United States, Canada, the United Kingdom, France, Germany, Ireland, Israel, Australia, Singapore, Japan, Brazil, Sweden and Egypt. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of January 31, 2020, approximately 27% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

Our current international operations and future initiatives involve a variety of risks, including:

▪changes in a specific country’s or region’s political or economic conditions, including as a result of the COVID-19 pandemic;
▪exposure to regional public health issues, such as the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, public health crisis (such as the COVID-19 pandemic), power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our products and solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, including any errors, defects or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our operating results.

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
▪the current COVID-19 pandemic and any associated economic downturn;
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
▪terrorist attacks, natural disasters, public health crises (such as the COVID-19 pandemic) or other such events impacting countries where we have operations; and
▪general economic, regulatory and market conditions.

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

Our ESPP provides eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share. As of April 30, 2020, 6,541,070 shares of our common stock are reserved for issuance under our ESPP. Pursuant to our 2018 Plan, our management is authorized to grant stock options, restricted stock units and other equity awards to our employees, directors and consultants. As of April 30, 2020, 33,944,561 shares of our common stock are reserved and available for issuance under our 2018 Plan. Additionally, the number of shares of our common stock reserved for issuance under our ESPP and 2018 Plan will automatically increase on February 1 of each year, through and including February 1, 2028, by 1% and 5%, respectively, of the total number of shares of our capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future purchase or grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
2.1	Share Purchase Agreement dated as of February 26, 2020, by and among DocuSign, Inc., DocuSign International, Inc., Seal Software Group Limited and Fortis Advisors LLC, as the Shareholders' Representative	8-K	001-38465	2.1	February 28, 2020
3.1	Amended and Restated Bylaws of DocuSign, Inc.	8-K	001-38465	3.1	June 2, 2020
10.1#	Non-Employee Director Compensation Policy
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan, contract or agreement
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 5, 2020

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Chief Financial Officer
(Principal Accounting and Financial Officer)