Form 10-Q
period 2020-07-31
DOCUSIGN, INC.
filed 2020-09-04
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 185,164,889 shares of common stock, par value $0.0001, outstanding at August 31, 2020.

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
▪our expectations regarding the impact of the ongoing COVID-19 pandemic on our business, the businesses of our customers, partners and suppliers, and the economy;
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

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	July 31, 2020	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$404,262	$241,203
Investments—current	269,777	414,939
Restricted cash	280	280
Accounts receivable	224,502	237,841
Contract assets—current	17,044	12,502
Prepaid expenses and other current assets	52,158	37,125
Total current assets	968,023	943,890
Investments—noncurrent	66,265	239,729
Property and equipment, net	150,646	128,293
Operating lease right-of-use assets	168,313	149,833
Goodwill	349,254	194,882
Intangible assets, net	135,825	56,500
Deferred contract acquisition costs—noncurrent	198,325	153,333
Other assets—noncurrent	16,659	24,678
Total assets	$2,053,310	$1,891,138
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$33,053	$28,144
Accrued expenses and other current liabilities	54,916	54,344
Accrued compensation	111,623	83,189
Contract liabilities—current	624,031	507,560
Operating lease liabilities—current	30,415	20,728
Total current liabilities	854,038	693,965
Convertible senior notes, net	479,105	465,321
Contract liabilities—noncurrent	11,837	11,478
Operating lease liabilities—noncurrent	177,862	162,432
Deferred tax liability—noncurrent	8,740	4,920
Other liabilities—noncurrent	19,837	6,695
Total liabilities	1,551,419	1,344,811
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of July 31, 2020 and January 31, 2020	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 185,137 shares outstanding as of July 31, 2020; 500,000 shares authorized, 181,254 shares outstanding as of January 31, 2020	19	18
Additional paid-in capital	1,749,323	1,685,167
Accumulated other comprehensive income (loss)	2,098	(1,673)
Accumulated deficit	(1,249,549)	(1,137,185)
Total stockholders’ equity	501,891	546,327
Total liabilities and stockholders’ equity	$2,053,310	$1,891,138
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue:
Subscription	$323,643	$220,811	$604,565	$422,269
Professional services and other	18,566	14,801	34,661	27,305
Total revenue	342,209	235,612	639,226	449,574
Cost of revenue:
Subscription	64,730	39,472	116,740	72,591
Professional services and other	25,885	21,704	47,907	40,604
Total cost of revenue	90,615	61,176	164,647	113,195
Gross profit	251,594	174,436	474,579	336,379
Operating expenses:
Sales and marketing	194,992	150,886	366,785	280,822
Research and development	63,791	47,517	118,025	84,700
General and administrative	51,446	40,755	90,257	78,016
Total operating expenses	310,229	239,158	575,067	443,538
Loss from operations	(58,635)	(64,722)	(100,488)	(107,159)
Interest expense	(7,684)	(7,273)	(15,244)	(14,429)
Interest income and other income, net	2,601	4,531	6,343	9,748
Loss before provision for income taxes	(63,718)	(67,464)	(109,389)	(111,840)
Provision for income taxes	842	1,168	2,975	2,514
Net loss	$(64,560)	$(68,632)	$(112,364)	$(114,354)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.39)	$(0.61)	$(0.66)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	184,862	175,389	183,930	173,773

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	$8,714	$(45)	$3,525	$(1,676)
Unrealized gains on investments, net of tax	87	358	246	696
Other comprehensive income (loss)	8,801	313	3,771	(980)
Comprehensive loss	$(55,759)	$(68,319)	$(108,593)	$(115,334)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$5,014	$3,115	$8,878	$5,397
Cost of revenue—professional services and other	5,225	4,821	9,350	8,261
Sales and marketing	32,305	25,942	56,970	44,044
Research and development	14,781	11,963	26,666	19,280
General and administrative	11,442	9,951	20,454	21,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at April 30, 2020	183,428	$18	$1,714,462	$(6,703)	$(1,184,989)	$522,788
Exercise of stock options	460	—	5,403	—	—	5,403
Settlement of RSUs	1,002	1	(1)	—	—	—
Tax withholding on RSU settlement	—	—	(89,449)	—	—	(89,449)
Issuance of shares as consideration for acquisition	247	—	48,361	—	—	48,361
Employee stock-based compensation	—	—	70,547	—	—	70,547
Net loss	—	—	—	—	(64,560)	(64,560)
Other comprehensive income, net	—	—	—	8,801	—	8,801
Balances at July 31, 2020	185,137	$19	$1,749,323	$2,098	$(1,249,549)	$501,891

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at April 30, 2019	173,628	$17	$1,575,471	$(3,258)	$(974,548)	$597,682
Exercise of stock options	1,235	—	10,194	—	—	10,194
Settlement of RSUs	1,090	1	(1)	—	—	—
Tax withholding on RSU settlement	—	—	(29,841)	—	—	(29,841)
Employee stock-based compensation	—	—	56,963	—	—	56,963
Net loss	—	—	—	—	(68,632)	(68,632)
Other comprehensive income, net	—	—	—	313	—	313
Balances at July 31, 2019	175,953	$18	$1,612,786	$(2,945)	$(1,043,180)	$566,679
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2020	181,254	$18	$1,685,167	$(1,673)	$(1,137,185)	$546,327
Exercise of stock options	1,300	—	13,038	—	—	13,038
Settlement of RSUs	2,080	1	(1)	—	—	—
Tax withholding on RSU settlement	—	—	(136,172)	—	—	(136,172)
Employee stock purchase plan	256	—	13,590	—	—	13,590
Issuance of shares as consideration for acquisition	247	—	48,361	—	—	48,361
Employee stock-based compensation	—	—	125,340	—	—	125,340
Net loss	—	—	—	—	(112,364)	(112,364)
Other comprehensive income, net	—	—	—	3,771	—	3,771
Balances at July 31, 2020	185,137	$19	$1,749,323	$2,098	$(1,249,549)	$501,891

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2019	169,303	$17	$1,545,088	$(1,965)	$(928,778)	$614,362
Exercise of stock options	3,869	—	42,448	—	—	42,448
Settlement of RSUs	2,550	1	(1)	—	—	—
Tax withholding on RSU settlement	—	—	(85,978)	—	—	(85,978)
Employee stock purchase plan	231	—	10,563	—	—	10,563
Employee stock-based compensation	—	—	100,666	—	—	100,666
Net loss	—	—	—	—	(114,354)	(114,354)
Cumulative impact of Topic 842 adoption	—	—	—	—	(48)	(48)
Other comprehensive loss, net	—	—	—	(980)	—	(980)
Balances at July 31, 2019	175,953	$18	$1,612,786	$(2,945)	$(1,043,180)	$566,679
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(112,364)	$(114,354)
Adjustments to reconcile net to net cash used in operating activities
Depreciation and amortization	31,976	24,261
Amortization of deferred contract acquisition and fulfillment costs	45,194	31,149
Amortization of debt discount and transaction costs	13,784	13,002
Non-cash operating lease costs	13,119	8,863
Stock-based compensation expense	122,318	98,063
Deferred income taxes	(284)	28
Other	(493)	(2,371)
Changes in operating assets and liabilities
Accounts receivable	25,154	35,896
Contract assets	1,570	(4,905)
Prepaid expenses and other current assets	(5,388)	(3,157)
Deferred contract acquisition and fulfillment costs	(92,414)	(48,439)
Other assets	(6,132)	959
Accounts payable	6,275	1,588
Accrued expenses and other liabilities	11,710	14,502
Accrued compensation	22,865	2,427
Contract liabilities	107,486	21,746
Operating lease liabilities	(7,098)	(7,198)
Net cash provided by operating activities	177,278	72,060
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(180,370)	—
Purchases of marketable securities	(11,667)	(530,886)
Sales of marketable securities	28,986	—
Maturities of marketable securities	301,416	244,449
Purchases of strategic investments	—	(15,500)
Purchases of other investments	(3,241)	—
Purchases of property and equipment	(44,751)	(29,791)
Net cash provided by (used in) investing activities	90,373	(331,728)
Cash flows from financing activities:
Payment of tax withholding obligation on RSU settlement	(133,860)	(85,978)
Proceeds from exercise of stock options	13,038	42,448
Proceeds from employee stock purchase plan	13,590	10,563
Net cash used in financing activities	(107,232)	(32,967)
Effect of foreign exchange on cash, cash equivalents and restricted cash	2,640	(1,120)
Net increase (decrease) in cash, cash equivalents and restricted cash	163,059	(293,755)
Cash, cash equivalents and restricted cash at beginning of period	241,483	518,178
Cash, cash equivalents and restricted cash at end of period	$404,542	$224,423
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six Months Ended July 31,
(in thousands)	2020	2019
Supplemental disclosure:
Cash paid for interest	$1,438	$1,414
Cash paid for operating lease liabilities	14,387	10,984
Cash paid for income taxes	1,827	1,109
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$6,478	$4,046
Operating lease right-of-use assets exchanged for lease obligations	27,569	53,754
Derecognition of build-to-suit lease	—	2,479
Fair value of shares issued as consideration for acquisition	48,361	—
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

We provide a platform that enables businesses of all sizes to digitally prepare, sign, act on and manage agreements, thereby simplifying and accelerating the process of doing business.

Basis of Presentation and Principles of Consolidation

Our condensed consolidated financial statements include those of DocuSign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2020 Annual Report on Form 10-K.

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended July 31, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021.

Our fiscal year ends on January 31. References to fiscal 2021, for example, are to the fiscal year ending January 31, 2021. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the condensed consolidated financial statements and notes thereto.

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

We evaluate our investments with unrealized loss positions at the individual security level to determine whether the unrealized loss was related to credit or noncredit factors. We consider whether a credit loss exists based on the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer's operating environment, pay structure of the security, the issuer's payment history and any changes in the issuer's credit rating. Estimated credit losses are determined using a discounted cash flow model and recorded as an allowance, with changes in expected credit losses on our investments recorded in “Interest income and other income, net” in the consolidated statements of operations and comprehensive loss. Unrealized gains and losses related to noncredit factors are reflected in “Accumulated other comprehensive income (loss)” on the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

On February 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The Financial Accounting Standards Board (“FASB”) subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These updates change the impairment model for most financial assets and require the use of an expected loss model in place of the previously used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effect of adopting ASU 2016-13 and ASU 2019-04 on our consolidated financial statements and related disclosures was not material for the six months ended July 31, 2020.

On February 1, 2020, we adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The impact of prospectively adopting ASU 2018-15 on our consolidated financial statements was not material for the six months ended July 31, 2020.

Other Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The update removes separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. We are in the process of evaluating the impact of the adoption of the update on our consolidated financial statements.

Note 2. Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 95% and 94% of our revenue for the three months ended July 31, 2020 and 2019. It accounted for approximately 95% and 94% of our revenue for the six months ended July 31, 2020 and 2019.

As of July 31, 2020, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $849.0 million. We expect to recognize 54% of the transaction price allocated to remaining performance obligations within the 12 months following July 31, 2020, in our consolidated statement of operations and comprehensive loss.

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	July 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$297,234	$—	$—	$297,234
Level 2:
Available-for-sale securities
Commercial paper	4,996	4	—	5,000
Corporate notes and bonds	205,082	1,136	(12)	206,206
U.S. Treasury securities	34,071	102	—	34,173
U.S. government agency securities	90,524	162	(23)	90,663
Level 2 total	334,673	1,404	(35)	336,042
Total	$631,907	$1,404	$(35)	$633,276

	January 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$165,424	$—	$—	$165,424
Level 2:
Available-for-sale securities
Commercial paper	14,919	7	(1)	14,925
Corporate notes and bonds	372,844	891	(31)	373,704
U.S. Treasury securities	90,697	153	(1)	90,849
U.S. government agency securities	175,086	153	(49)	175,190
Level 2 total	653,546	1,204	(82)	654,668
Total	$818,970	$1,204	$(82)	$820,092

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of July 31, 2020 and January 31, 2020, in addition to cash of $107.0 million and $75.8 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of our available-for-sale securities as of July 31, 2020, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$269,777
Due in one to two years	66,265
$336,042

As of July 31, 2020, we had a total of 97 available-for-sale securities, with 17 securities in an unrealized loss position. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well the issuers' high credit ratings and consistent payment history. As of January 31, 2020, we had 178 available-for-sale securities, none of which were considered to be other-than-temporarily impaired.

We had no liabilities measured at fair value on a recurring basis as of July 31, 2020 and January 31, 2020.

Convertible Senior Notes

As of July 31, 2020 and January 31, 2020, the estimated fair value of our 0.5% Convertible Senior Notes (the “Notes”) with aggregate principal amount of $575.0 million was $1.7 billion and $743.5 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes, net” on our consolidated balance sheets. Refer to Note 9 for further information.

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	July 31, 2020	January 31, 2020
Computer and network equipment	$80,716	$66,937
Software, including capitalized software development costs	39,387	33,373
Furniture and office equipment	20,483	16,752
Leasehold improvements	76,227	59,564
	216,813	176,626
Less: Accumulated depreciation	(99,837)	(81,228)
	116,976	95,398
Work in progress	33,670	32,895
	$150,646	$128,293

As of July 31, 2020 and January 31, 2020, work in progress consisted of capitalized costs of internally-developed software projects under development and data center build-out projects. As of January 31, 2020, work in progress also included office build out projects, most of which were completed as of July 31, 2020.

For the three months ended July 31, 2020 and 2019, we capitalized $6.8 million and $4.5 million of internally developed software, including $1.9 million and $1.2 million of capitalized stock-based compensation. For the six months ended July 31, 2020 and 2019, we capitalized $11.0 million and $10.4 million of internally developed software, including $2.9 million and $2.6 million of capitalized stock-based compensation.

Depreciation expense associated with property and equipment was $10.5 million and $7.9 million for the three months ended July 31, 2020 and 2019, and $20.3 million and $15.1 million for the six months ended July 31, 2020 and 2019.

Note 5. Acquisitions

Acquisition of Seal Software Group Limited

On May 1, 2020, we completed the acquisition of Seal Software Group Limited (“Seal”), a contract analytics and artificial intelligence (“AI”) technology provider headquartered in Walnut Creek, California. We expect to integrate Seal's technology comprehensively across the DocuSign Agreement Cloud to deliver increased functionality to companies using the Agreement Cloud to prepare, sign, act on and manage agreements. Under the terms of the purchase agreement, we paid $184.7 million in cash, net of cash acquired, transaction costs and working capital adjustments, for Seal’s outstanding stock.

Prior to the acquisition, we held a $15.0 million minority investment in Seal’s outstanding stock. As of the acquisition, the fair value of our minority interest, calculated as the difference between the total acquisition consideration and the portion attributable to third party Seal shareholders, approximated the carrying value.

Additionally, we granted certain continuing employees of Seal restricted stock units (“RSUs”) with service and performance conditions covering up to 0.1 million shares of our common stock with an aggregate grant date fair value of $11.4 million that will be accounted for as a post-acquisition compensation expense over the vesting period. The performance-based condition will be satisfied upon Seal meeting certain bookings targets for the year ended January 31, 2021. As of July 31, 2020, it was not probable that these targets would be met.

We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using the income and cost approaches. Excess purchase price consideration was recorded as goodwill and is primarily attributable to the assembled workforce and expanded market opportunities when integrating Seal’s AI and analytics capabilities within our existing product offering. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.

The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	May 1, 2020
Cash and cash equivalents	$729
Accounts receivable	9,654
Contract assets	5,813
Prepaid expense and other assets	7,204
Property and equipment	915
Goodwill	114,356
Intangible assets	83,700
Right-of-use Assets	3,130
Accounts payable	(854)
Accrued compensation	(2,697)
Contract liabilities	(7,745)
Accrued expenses and other liabilities	(6,523)
Lease liabilities	(3,126)
Deferred tax liability—noncurrent	(4,103)
$200,453

None of the goodwill recognized upon acquisition was deductible for U.K. or U.S. federal income tax purposes.

The estimated useful lives of intangible assets, primarily based on the expected period of benefit to us, and fair values of the identifiable intangible assets at acquisition date were as follows:

(in thousands, except years)	Estimated Fair Value	Expected Useful Life
Existing technology	$37,400	5 years
Customer relationships—subscription	41,700	10 years
Backlog—subscription	4,600	2 years
Total intangible assets	$83,700

The results of operations of Seal, which were not material to our consolidated results of operations, were included in our consolidated statements from the acquisition date.

In the three and six months ended July 31, 2020, we incurred acquisition costs of $5.3 million and $6.0 million. These costs included legal, accounting fees and other costs directly related to the acquisition of Seal and are recognized within operating expenses in our condensed consolidated statements of operations.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on February 1, 2019. It includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense, professional services revenue and contract acquisitions costs adjustments under the new revenue recognition standard, and contract liabilities fair value adjustment. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on February 1, 2019, or of future results of operations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Revenue	$344,596	$241,548	$648,581	$459,566
Net loss	(58,422)	(81,158)	(118,425)	(147,683)
Net loss per share attributable to common stockholders, basic and diluted	(0.32)	(0.46)	(0.64)	(0.85)

Acquisition of Liveoak Technologies, Inc.

On July 6, 2020, we completed the acquisition of Liveoak Technologies, Inc. (“Liveoak”), a virtual customer engagement and business platform based in Austin, Texas. The company’s platform includes several technologies specific to remote agreements, such as video conferencing, video identity verification, collaborative form-filling, an integration with DocuSign eSignature, and a detailed audit trail. The acquisition enables us to leverage Liveoak's technology and expertise to accelerate the launch of DocuSign Notary, a new product for remote online notarization, where signers and the notary public are in different places.

The consideration to acquire Liveoak’s outstanding stock was $48.4 million, which consisted primarily of the fair value of our common stock issued and the fair value of stock options assumed. We recorded approximately $39.9 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities for integrating Liveoak’s technology with our existing product offering.

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

In the three and six months ended July 31, 2020, we incurred costs of $1.6 million directly related to the acquisition of Liveoak. These costs are recognized within operating expenses in our condensed consolidated statements of operations.

We included the results of operations of Liveoak in our condensed consolidated statements of operations from the acquisition date. These results were not material to our condensed consolidated statements of operations for the three and six months ended July 31, 2020.

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2020	$194,882
Additions—Seal	114,356
Additions—Liveoak	39,921
Cumulative translation adjustment	95
Balance at July 31, 2020	$349,254

Intangible assets consisted of the following:

	As of July 31, 2020				As of January 31, 2020
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	4.2	$72,994	$(29,177)	$43,817	$31,594	$(25,164)	$6,430
Customer contracts & related relationships	8.4	110,082	(23,877)	86,205	65,782	(19,071)	46,711
Other	1.5	22,534	(17,382)	5,152	17,234	(14,509)	2,725
	6.8	$205,610	$(70,436)	135,174	$114,610	$(58,744)	55,866
Cumulative translation adjustment				651			634
Total				$135,825			$56,500

Amortization of finite-lived intangible assets was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Cost of subscription revenue	$3,132	$1,381	$4,480	$3,008
Sales and marketing	4,284	3,039	7,195	6,145
Total	$7,416	$4,420	$11,675	$9,153

As of July 31, 2020, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows:

Fiscal Period:	Amount (in thousands)
2021, remainder	$13,926
2022	24,282
2023	19,906
2024	18,575
2025	17,998
Thereafter	40,487
Total	$135,174

Note 7. Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $17.8 million and $13.4 million as of July 31, 2020 and January 31, 2020, of which $0.8 million and $0.9 million were noncurrent and included within “Other assets—noncurrent” on our condensed consolidated balance sheets. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the six months ended July 31, 2020 and 2019, we recognized revenue of $375.8 million and $265.7 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 8. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Six Months Ended July 31,
(in thousands)	2020	2019
Deferred Contract Acquisition Costs
Beginning balance	$155,697	$115,985
Additions to deferred contract acquisition costs	80,836	39,879
Amortization of deferred contract acquisition costs	(36,528)	(26,929)
Cumulative translation adjustment	677	(1,394)
Ending balance	$200,682	$127,541

Deferred Contract Fulfillment Costs
Beginning balance	$8,218	$3,432
Additions to deferred contract fulfillment costs	11,578	8,560
Amortization of deferred contract fulfillment costs	(8,666)	(4,220)
Ending balance	$11,130	$7,772

Note 9. Senior Notes

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

As of July 31, 2020, the conversion conditions described in our 2020 Annual Report on Form 10-K were met. The last reported sales price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the three months ended July 31, 2020. The Notes therefore became convertible on August 1, 2020 and continue to be convertible through October 31, 2020.

The net carrying value of the liability component of the Notes was as follows:

(in thousands)	July 31, 2020	January 31, 2020
Principal	$575,000	$575,000
Less: unamortized debt discount	(88,710)	(101,461)
Less: unamortized transaction costs	(7,185)	(8,218)
Net carrying amount	$479,105	$465,321

As of July 31, 2020 and January 31, 2020, the net carrying amount of the equity component of the Notes was $131.3 million, net of $3.3 million transaction costs.

The interest expense recognized related to the Notes was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Contractual interest expense	$720	$719	$1,438	$1,429
Amortization of debt discount	6,422	6,058	12,751	12,028
Amortization of transaction costs	520	490	1,033	974
Total	$7,662	$7,267	$15,222	$14,431

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

Impact on Loss Per Share

In periods when we have net income, the conversion premium on the Notes is included in our diluted earnings per share when the average market price of our common stock exceeds the initial conversion price of $71.50 per share, as we intend and have the ability to settle the principal amount of the Notes in cash upon conversion. We are required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. However, upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap price of $110.00 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

Note 10. Leases

We lease offices under noncancelable operating lease agreements that expire at various dates through February 2032. As of July 31, 2020, we had no finance leases. Some operating leases contain escalation provisions for adjustments in the consumer price index.

The following table is a summary of our lease costs:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$8,621	$6,625	$16,616	$12,331
Short-term lease cost	298	172	463	441
Total lease cost	$8,919	$6,797	$17,079	$12,772

Future lease payments under noncancelable operating leases as of July 31, 2020, were as follows:

Fiscal Period:	Amount (in thousands)
2021, remainder	$18,981
2022	39,297
2023	39,573
2024	39,129
2025	30,802
Thereafter	72,852
Total undiscounted cash flows	$240,634
Less: imputed interest	(32,357)
Present value of lease liabilities	$208,277

The weighted average remaining lease term and discount rate for operating leases as of July 31, 2020 were 7.0 years and 4.3%.
Note 11. Commitments and Contingencies

As of July 31, 2020, we had unused letters of credit outstanding associated with our various operating leases totaling $9.4 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of July 31, 2020, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2021, remainder	$7,941
2022	16,619
2023	3,505
2024	2,883
2025	1,844
Thereafter	3,566
Total	$36,358

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of July 31, 2020, and January 31, 2020. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

As of July 31, 2020, 32.1 million shares of our common stock were available for issuance under the 2018 Plan.

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

Stock Options

Option activity for the three months ended July 31, 2020 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2020	6,882	$14.39	5.38	$441,247
Assumed	9	22.22
Exercised	(1,300)	9.97
Canceled/expired	(14)	18.25
Outstanding at July 31, 2020	5,577	$15.42	5.46	$1,123,149
Vested and expected to vest at July 31, 2020	5,566	$15.42	5.46	$1,120,956
Exercisable at July 31, 2020	5,188	$15.27	5.38	$1,045,726

As of July 31, 2020, our total unrecognized compensation cost related to stock option grants was $2.7 million. We expect to recognize this expense over the remaining weighted-average period of approximately 0.5 years.

RSUs

Restricted stock units (“RSUs”) granted under the 2018 Plan generally vest over a four-year period, either quarterly or with 25% vesting at the end of one year and the remainder quarterly thereafter. The majority of RSUs vest upon the satisfaction of a service-based vesting condition. From time to time, we also grant RSUs that are subject to either a performance-based or market-based vesting condition. The performance-based conditions will be satisfied upon satisfaction of certain financial performance targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or relative total shareholder return are met.

RSU activity for the three months ended July 31, 2020 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2020	13,859	$46.28
Granted	3,415	132.12
Vested	(3,253)	38.73
Canceled	(671)	$47.82
Unvested at July 31, 2020	13,350	$70.00

As of July 31, 2020, our total unrecognized compensation cost related to RSUs was $717.8 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.5 years.

2018 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price by accumulating funds, normally through payroll deductions, of up to 15% of their earnings. The purchase price for common stock under the ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods that begin in the first and third quarter of each year. In the six months ended July 31, 2020, 0.3 million shares of our common stock were purchased under the ESPP. Compensation expense related to the ESPP was $2.9 million and $2.1 million for the three months ended July 31, 2020 and 2019, and $4.8 million and $4.0 million for the six months ended July 31, 2020 and 2019.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of July 31, 2020, 6.5 million shares of our common stock were reserved for issuance under the ESPP.

Note 13. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(64,560)	$(68,632)	$(112,364)	$(114,354)
Denominator:
Weighted-average common shares outstanding	184,862	175,389	183,930	173,773
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.35)	$(0.39)	$(0.61)	$(0.66)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	July 31,
(in thousands)	2020	2019
RSUs	13,350	15,893
Stock options	5,577	9,752
ESPP	227	288
Convertible senior notes	5,390	—
Total antidilutive securities	24,544	25,933

Note 14. Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our income tax provision was $0.8 million and $1.2 million for the three months ended July 31, 2020 and 2019. Our income tax provision was $3.0 million and $2.5 million for the six months ended July 31, 2020 and 2019. The overall increase in the tax provision was primarily driven by higher foreign tax expenses, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

We review the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for valuation allowances, on a quarterly basis. We maintain a valuation allowance against certain deferred tax assets, including all U.S. consolidated group deferred tax assets and certain foreign deferred tax assets as a result of our history of losses in the U.S. and certain foreign jurisdictions, and the variability and uncertainty of operating results. In the event we determine our deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made.

As of July 31, 2020, our gross unrecognized tax benefits totaled $14.9 million, excluding related accrued interest and penalties, of which $2.9 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through July 31, 2020 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Israel Tax Authority for tax years 2015 through 2018. We are not under examination in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

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

Revenue by geography is based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
U.S.	$275,494	$193,736	$517,662	$370,002
International	66,715	41,876	121,564	79,572
Total revenue	$342,209	$235,612	$639,226	$449,574

No single country other than the U.S. had revenue greater than 10% of total revenue in the three and six months ended July 31, 2020 and 2019.

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

(in thousands)	July 31, 2020	January 31, 2020
U.S.	216,110	$182,288
International	102,849	95,838
Total long-lived assets	$318,959	$278,126

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

We offer the world’s #1 e-signature solution as the core part of our broader software suite for automating the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across e-signature and addresses the broader agreement process. As a result, nearly 750,000 customers and hundreds of millions of users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. DocuSign eSignature integrates with popular business apps, and our functionality can also be embedded using our API. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 95% and 94% of our revenue in the three months ended July 31, 2020 and 2019. Sales of subscriptions accounted for 95% and 94% of our revenue in the six months ended July 31, 2020 and 2019. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 5% and 6% of our revenue in the three months ended July 31, 2020 and 2019. It accounted for 5% and 6% of our revenue in the six months ended July 31, 2020 and 2019. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps to drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

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

We focused initially on selling our e-signature solutions to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. To demonstrate this growth over time, the number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from approximately 30 customers as of January 31, 2013 to 520 customers as of July 31, 2020. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

COVID-19 Update

The COVID-19 pandemic has spread across the world and is particularly prevalent in the U.S., where we are headquartered and the majority of our workforce is located. The pandemic and the public health measures taken in response to it have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. We are continuing to monitor the actual and potential effects of the pandemic across our business. Because these effects are dependent on highly uncertain future developments — including the duration, spread and severity of the outbreak, the actions taken to contain the virus, and how quickly and to what extent normal economic and operating conditions can resume — they are extremely difficult to predict. While our revenue, billings and earnings are relatively predictable as a result of our subscription-based business model, the effects of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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

Financial Results:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Total revenue	$342,209	$235,612	$639,226	$449,574
Total costs and expenses	400,844	300,334	739,714	556,733
Total stock-based compensation expense	68,767	55,792	122,318	98,063
Loss from operations	(58,635)	(64,722)	(100,488)	(107,159)
Net loss	(64,560)	(68,632)	(112,364)	(114,354)
Net cash provided by operating activities	118,134	26,405	177,278	72,060
Capital expenditures	(18,362)	(14,554)	(44,751)	(29,791)

Cash, cash equivalents and investments were $740.3 million as of July 31, 2020.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of July 31, 2020, we had a total of nearly 750,000 customers, including over 95,000 enterprise and commercial customers, compared to over 535,000 customers and over 60,000 enterprise and commercial customers as of July 31, 2019. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue in the three months ended July 31, 2020 increased by 59% from the three months ended July 31, 2019 and represented 19% and 18% of our total revenue in the three months ended July 31, 2020 and 2019. Our international revenue in the six months ended July 31, 2020 increased by 53% from the six months ended July 31, 2019 and represented 19% and 18% of our total revenue in the six months ended July 31, 2020 and 2019.

We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, where we were able to leverage our core technologies due to similar approaches to e-signature in these jurisdictions and the United States (“U.S.”). We have since made significant investments to be able to offer our solutions in select civil law countries. For example, in Europe, we have Standards-Based Signature technology tailored for electronic IDentification, Authentication and trust Services (“eIDAS”). Standards-Based Signatures support signatures that involve digital certificates, including those specified in the European Union’s (“EU”) eIDAS regulations for advanced and qualified electronic signatures. In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

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

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to continue to support further growth. This includes expanding our sales headcount and increasing our marketing initiatives. We also plan to continue to invest in expanding the functionality of our software suite and underlying infrastructure and technology to meet the needs of our customers across industries. Our recent acquisitions of Seal Software and Liveoak Technologies, intended to bring additional functionality to our DocuSign Agreement Cloud and further expand our eNotary offerings, as well as the continuous development of new features internally, are examples of our commitment to investing for ongoing growth.

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

Provision for Income Taxes

Our provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business, and tax benefits arising from deductions for stock options. We have a valuation allowance against our U.S. consolidated group and certain foreign deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future or until it becomes more likely than not that the benefit of these U.S. and foreign deferred tax assets will be realized by way of expected future taxable income.

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Revenue:
Subscription	$323,643	$220,811	$604,565	$422,269
Professional services and other	18,566	14,801	34,661	27,305
Total revenue	342,209	235,612	639,226	449,574
Cost of revenue:
Subscription	64,730	39,472	116,740	72,591
Professional services and other	25,885	21,704	47,907	40,604
Total cost of revenue	90,615	61,176	164,647	113,195
Gross profit	251,594	174,436	474,579	336,379
Operating expenses:
Sales and marketing	194,992	150,886	366,785	280,822
Research and development	63,791	47,517	118,025	84,700
General and administrative	51,446	40,755	90,257	78,016
Total operating expenses	310,229	239,158	575,067	443,538
Loss from operations	(58,635)	(64,722)	(100,488)	(107,159)
Interest expense	(7,684)	(7,273)	(15,244)	(14,429)
Interest income and other income, net	2,601	4,531	6,343	9,748
Loss before provision for income taxes	(63,718)	(67,464)	(109,389)	(111,840)
Provision for income taxes	842	1,168	2,975	2,514
Net loss	$(64,560)	$(68,632)	$(112,364)	$(114,354)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Revenue:
Subscription	95%	94%	95%	94%
Professional services and other	5	6	5	6
Total revenue	100	100	100	100
Cost of revenue:
Subscription	19	17	18	16
Professional services and other	7	9	8	9
Total cost of revenue	26	26	26	25
Gross profit	74	74	74	75
Operating expenses:
Sales and marketing	57	64	57	62
Research and development	19	20	18	19
General and administrative	15	17	15	18
Total operating expenses	91	101	90	99
Loss from operations	(17)	(27)	(16)	(24)
Interest expense	(2)	(3)	(2)	(3)
Interest income and other income, net	—	1	1	2
Loss before provision for income taxes	(19)	(29)	(17)	(25)
Provision for income taxes	—	—	1	—
Net loss	(19)%	(29)%	(18)%	(25)%

The following discussion and analysis is for the three and six months ended July 31, 2020, compared to the same period in 2019.

Revenue

	Three Months Ended July 31,		2020 versus 2019	Six Months Ended July 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Revenue:
Subscription	$323,643	$220,811	47%	$604,565	$422,269	43%
Professional services and other	18,566	14,801	25%	34,661	27,305	27%
Total revenue	$342,209	$235,612	45%	$639,226	$449,574	42%

Subscription Revenue

Subscription revenue increased by $102.8 million, or 47%, in the three months ended July 31, 2020, and increased $182.3 million, or 43%, in the six months ended July 31, 2020, primarily driven by strong customer growth.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings.

Professional Services and Other Revenue

Professional services and other revenue increased by $3.8 million, or 25%, in the three months ended July 31, 2020, and increased by $7.4 million, or 27%, in the six months ended July 31, 2020, primarily due to the addition of Seal and increased engagement of professional services to support our growing customer base.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		2020 versus 2019		Six Months Ended July 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019			2020	2019
Cost of revenue:
Subscription	$64,730	$39,472	64%		$116,740	$72,591	61%
Professional services and other	25,885	21,704	19%		47,907	40,604	18%
Total cost of revenue	$90,615	$61,176	48%		$164,647	$113,195	45%
Gross margin:
Subscription	80%	82%	(2)	pts	81%	83%	(2)	pts
Professional services and other	(39)%	(47)%	8	pts	(38)%	(49)%	11	pts
Total gross margin	74%	74%	—	pts	74%	75%	(1)	pts

Cost of Subscription Revenue

Cost of subscription revenue increased $25.3 million, or 64%, in the three months ended July 31, 2020, primarily due to:
▪An increase of $11.2 million in operating costs to support our platform, that consisted primarily of an increase of $3.1 million in data center costs, an increase of $3.1 million in depreciation and amortization, and an increase of $1.9 million in partner reseller fees. The increase in depreciation and amortization reflects the higher existing technology intangible assets from the acquisition of Seal, as well as higher data center equipment and capitalized software assets; and
▪Increases of $8.2 million in personnel costs and $1.9 million in stock-based compensation expense, primarily due to annual merit increases, annual grants and higher headcount, including the addition of Seal employees.

Cost of subscription revenue increased $44.1 million, or 61%, in the six months ended July 31, 2020, primarily due to:
▪An increase of $21.6 million in operating costs, that consisted primarily of an increase of $7.9 million in partner reseller fees, an increase of $5.0 million in data center costs and an increase of $3.9 million in depreciation and amortization reflecting the higher existing technology intangible assets from the acquisition of Seal, as well as higher data center equipment and capitalized software assets; and
▪An increase of $13.7 million in personnel costs and $3.5 million in stock-based compensation expense primarily due to annual merit increases, annual grants and higher headcount, including the addition of Seal employees.

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue increased $4.2 million, or 19%, in the three months ended July 31, 2020, and $7.3 million, or 18%, in the six months ended July 31, 2020, primarily due to an increase in personnel costs driven by higher headcount, annual merit increases and the addition of Seal employees to our workforce.

Sales and Marketing

	Three Months Ended July 31,		2020 versus 2019	Six Months Ended July 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Sales and marketing	$194,992	$150,886	29%	$366,785	$280,822	31%
Percentage of revenue	57%	64%		57%	62%

Sales and marketing expenses increased $44.1 million, or 29%, in the three months ended July 31, 2020, primarily due to:
▪An increase of $33.7 million in personnel costs due to higher headcount, annual merit increases, the addition of Seal employees to our workforce and higher commissions in line with higher sales;
▪An increase of $6.4 million in stock-based compensation expense due to higher headcount and annual merit grants;
▪An increase of $4.8 million in allocated overhead due to higher technology costs; and
▪An increase of $4.5 million in marketing and advertising costs to support higher spend on online advertising platforms to capture the increase in demand; partially offset by
▪A decrease of $5.8 million in travel expenses due to travel restrictions resulting from the COVID-19 pandemic.

Sales and marketing expenses increased $86.0 million, or 31%, in the six months ended July 31, 2020, primarily due to:
▪An increase of $60.8 million in personnel costs due to higher headcount, annual merit increases, the addition of Seal employees to our workforce and higher commissions in line with higher sales;
▪An increase of $12.9 million in stock-based compensation expense due to higher headcount and annual merit grants;
▪An increase of $9.3 million in marketing and advertising expense, primarily due to higher spend on online advertising platforms to capture the increase in demand; and
▪An increase of $8.5 million in allocated overhead due to higher technology and facility costs; partially offset by
▪A decrease of $9.0 million in travel expenses due to travel restrictions resulting from the COVID-19 pandemic.

Research and Development

	Three Months Ended July 31,		2020 versus 2019	Six Months Ended July 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Research and development	$63,791	$47,517	34%	$118,025	$84,700	39%
Percentage of revenue	19%	20%		18%	19%

Research and development expenses increased $16.3 million, or 34%, in the three months ended July 31, 2020, primarily due to increases of $13.0 million in personnel costs and $2.8 million in stock-based compensation. Research and development expenses increased $33.3 million, or 39%, in the six months ended July 31, 2020, primarily due to increases of $24.6 million in personnel costs and $7.4 million in stock-based compensation expense. The increases in both periods were primarily driven by higher headcount, annual merit increase and grants and the addition of Seal employees to our workforce.

General and Administrative

	Three Months Ended July 31,		2020 versus 2019	Six Months Ended July 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
General and administrative	$51,446	$40,755	26%	$90,257	$78,016	16%
Percentage of revenue	15%	17%		15%	18%

General and administrative expenses increased $10.7 million, or 26%, in the three months ended July 31, 2020, primarily due to increases of $5.5 million in personnel costs and $1.5 million in stock-based compensation. General and administrative expenses increased $12.2 million, or 16%, in the six months ended July 31, 2020, primarily due to an increase of $8.5 million in personnel costs. The increases in both periods were primarily driven by higher headcount, annual merit increases and grants and the addition of Seal employees to our workforce.

Interest Expense

	Three Months Ended July 31,		2020 versus 2019	Six Months Ended July 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Interest expense	$7,684	7,273	6%	$15,244	$14,429	6%
Percentage of revenue	2%	3%		2%	3%

Interest expense remained relatively flat in the three and six months ended July 31, 2020 and primarily consisted of interest expense and amortization of discount and transaction costs on the Notes.

Interest Income and Other Income, Net

	Three Months Ended July 31,		2020 versus 2019	Six Months Ended July 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Interest income	$1,825	$3,940	(54)%	$5,206	$7,618	(32)%
Foreign currency gain (loss)	1,425	(837)	NM	880	(1,261)	NM
Other	(649)	1,428	NM	257	3,391	(92)%
Interest income and other income, net	$2,601	$4,531	(43)%	$6,343	$9,748	(35)%
Percentage of revenue	—%	1%		1%	2%

Interest income and other income, net, decreased by $1.9 million and $3.4 million, in the three and six months ended July 31, 2020, primarily due to lower interest income and amortization on our marketable securities, partially offset by gains on the revaluation of our foreign currency denominated monetary assets and liabilities.

Provision for Income Taxes

	Three Months Ended July 31,		2020 versus 2019	Six Months Ended July 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Provision for income taxes	$842	$1,168	(28)%	$2,975	$2,514	18%
Percentage of revenue	—%	—%		1%	—%

Provision for income taxes decreased by $0.3 million in the three months ended July 31, 2020 and increased by $0.5 million in the six months ended July 31, 2020. The provision consisted primarily of foreign tax expenses resulting from foreign earnings in certain foreign jurisdictions, partially offset by excess benefits from stock option settlements.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of July 31, 2020, we had $674.0 million in cash and cash equivalents and short-term investments. We also had $66.3 million in long-term investments that provide additional capital resources. Since inception we have financed our operations primarily through equity financings and payments by our customers for use of our product offerings and related services. In addition, in September 2018 we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, which are further described in Note 9 of our condensed consolidated financial statements.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we have generated losses from operations in the past as reflected in our accumulated deficit of $1.2 billion as of July 31, 2020, we generated positive cash flows from operations of $177.3 million in the six months ended July 31, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized or in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable decreased by $25.2 million, excluding the impact from acquisitions, in the six months ended July 31, 2020, and $35.9 million in the six months ended July 31, 2019, which resulted in a $10.7 million decrease in cash provided by operating activities year over year. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2020, we had contract liabilities of $635.9 million, compared to $519.0 million as of January 31, 2020. The increase in contract liabilities resulted in net cash provided by operating activities of $107.5 million, excluding the impact from acquisitions, in the six months ended July 31, 2020 and a year over year increase of $85.8 million in net cash provided by operating activities when compared to the $21.7 million increase in contract liabilities in the six months ended July 31, 2019. Therefore, our growth in billings to existing and new customers has a material net beneficial impact on our cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$177,278	$72,060	$105,218
Investing activities	90,373	(331,728)	422,101
Financing activities	(107,232)	(32,967)	(74,265)
Effect of foreign exchange on cash and cash equivalents	2,640	(1,120)	3,760
Net change in cash, cash equivalents and restricted cash	$163,059	$(293,755)	$456,814

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $105.2 million. This change was primarily due to increases of $50.6 million in net cash provided by operating assets and liabilities and $52.6 million in non-cash expenses. The increase in non-cash expenses was primarily due to increase of $24.3 million in stock-based compensation expense driven by higher headcount as well as higher stock price and $26.8 million non-cash amortization expenses.

Net cash provided by changes in operating assets and liabilities increased by $50.6 million primarily due to increases of $85.7 million in cash provided from changes in contract liabilities and $20.4 million in cash provided from changes in accrued compensation. These increases were offset by a $44.0 million increase in cash used in deferred contract acquisition and fulfillment costs and a $10.7 million decrease in cash provided from changes in accounts receivable.

Cash Flows from Investing Activities

Net cash provided by investing activities was $90.4 million, as compared to $331.7 million net cash used in investing activity in prior year. This change was primarily due to cash inflows of $318.7 million from net maturities and sales of marketable securities versus $286.4 million from net purchases of marketable securities in prior year, offset by cash outflows of $180.4 million paid for acquisitions, net of cash acquired.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $74.3 million due to $47.9 million increase in cash used to remit tax withholding obligations on RSUs settled and $26.4 million net decrease in proceeds from exercises of stock options and purchases under the ESPP.

Contractual Obligations and Commitments
Our principal contractual obligations and commitments consist of obligations under the Notes (including principal and coupon interest), operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 9 for more information on the Notes and Note 10 and Note 11 for our lease and other commitments.

As of July 31, 2020, we had unused letters of credit outstanding associated with our various operating leases totaling $9.4 million.

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

Reconciliation of gross profit and gross margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
GAAP gross profit	$251,594	$174,436	$474,579	$336,379
Add: Stock-based compensation	10,239	7,936	18,228	13,658
Add: Amortization of acquisition-related intangibles	3,132	1,381	4,480	3,008
Add: Employer payroll tax on employee stock transactions	1,738	541	2,774	1,193
Non-GAAP gross profit	$266,703	$184,294	$500,061	$354,238
GAAP gross margin	74%	74%	74%	75%
Non-GAAP adjustments	4%	4%	4%	4%
Non-GAAP gross margin	78%	78%	78%	79%

GAAP subscription gross profit	$258,913	$181,339	$487,825	$349,678
Add: Stock-based compensation	5,014	3,115	8,878	5,397
Add: Amortization of acquisition-related intangibles	3,132	1,381	4,480	3,008
Add: Employer payroll tax on employee stock transactions	926	211	1,461	432
Non-GAAP subscription gross profit	$267,985	$186,046	$502,644	$358,515
GAAP subscription gross margin	80%	82%	81%	83%
Non-GAAP adjustments	3%	2%	2%	2%
Non-GAAP subscription gross margin	83%	84%	83%	85%

GAAP professional services and other gross loss	$(7,319)	$(6,903)	$(13,246)	$(13,299)
Add: Stock-based compensation	5,225	4,821	9,350	8,261
Add: Employer payroll tax on employee stock transactions	812	330	1,313	761
Non-GAAP professional services and other gross loss	$(1,282)	$(1,752)	$(2,583)	$(4,277)
GAAP professional services and other gross margin	(39)%	(47)%	(38)%	(49)%
Non-GAAP adjustments	32%	35%	31%	33%
Non-GAAP professional services and other gross margin	(7)%	(12)%	(7)%	(16)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
GAAP loss from operations	$(58,635)	$(64,722)	$(100,488)	$(107,159)
Add: Stock-based compensation	68,767	55,792	122,318	98,063
Add: Amortization of acquisition-related intangibles	7,416	4,420	11,675	9,153
Add: Acquisition-related expenses	6,932	—	7,626	—
Add: Employer payroll tax on employee stock transactions	$9,259	$3,864	15,807	9,619
Non-GAAP income from operations	$33,739	$(646)	$56,938	$9,676
GAAP operating margin	(17)%	(27)%	(16)%	(24)%
Non-GAAP adjustments	27%	27%	25%	26%
Non-GAAP operating margin	10%	—%	9%	2%

Reconciliation of net income (loss):

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2020	2019	2020	2019
GAAP net loss	$(64,560)	$(68,632)	$(112,364)	$(114,354)
Add: Stock-based compensation	68,767	55,792	122,318	98,063
Add: Amortization of acquisition-related intangibles	7,416	4,420	11,675	9,153
Add: Acquisition-related expenses	6,932	—	7,626	—
Add: Employer payroll tax on employee stock transactions	9,259	3,864	15,807	9,619
Add: Amortization of debt discount and issuance costs	$6,942	$6,548	13,784	13,002
Non-GAAP net income	$34,756	$1,992	$58,846	$15,483

Computation of free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Net cash provided by operating activities	$118,134	$26,405	$177,278	$72,060
Less: Purchases of property and equipment	(18,362)	(14,554)	(44,751)	(29,791)
Non-GAAP free cash flow	$99,772	$11,851	$132,527	$42,269
Net cash provided by (used in) investing activities	$(79,295)	$(18,237)	$90,373	$(331,728)
Net cash used in financing activities	$(81,734)	$(19,647)	$(107,232)	$(32,967)

Computation of billings:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Revenue	$342,209	$235,612	$639,226	$449,574
Add: Contract liabilities and refund liability, end of period	638,790	412,953	638,790	412,953
Less: Contract liabilities and refund liability, beginning of period	(568,544)	(395,254)	(522,201)	(390,887)
Add: Contract assets and unbilled accounts receivable, beginning of period	16,390	16,810	15,082	13,436
Less: Contract assets and unbilled accounts receivable, end of period	(20,395)	(17,757)	(20,395)	(17,757)
Add: Contract assets and unbilled accounts receivable by acquisitions	6,589	—	6,589	—
Less: Contract liabilities and refund liability contributed by acquisitions	(9,344)	—	(9,344)	—
Non-GAAP billings	$405,695	$252,364	$747,747	$467,319

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of July 31, 2020, we had cash, cash equivalents and investments totaling $740.3 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximately $1.1 million decrease of the fair value of our investment portfolio as of July 31, 2020. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. A strengthening or weakening of the U.S. dollar against the other currencies may negatively or positively affect our operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of “Accumulated other comprehensive income (loss)” within “Stockholders’ equity.” Gains or losses due to remeasurements of transactions denominated in foreign currencies are included in “Interest and other income, net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the second quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has created and is likely to continue to create significant uncertainty in global financial markets, which may decrease overall technology spending and depress demand for our solutions. In addition, the COVID-19 pandemic may disrupt the operations of our customers or partners, limiting their ability to pay for our solutions and adversely affecting our results of operations.

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

In addition, the COVID-19 pandemic has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Further, the full effects of the COVID-19 pandemic cannot be predicted as a result of uncertainties including the extent and rate of the spread, the possibility and timing of any vaccine, treatment, or cure or stop to the spread, and the potential for additional peaks in infection rates later in 2020. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, school and business closures, and quarantines, could contribute to a general slowdown in the global economy, adversely impact our customers and partners, and disrupt our operations. Changes in our operations in respect to COVID-19 or employee illnesses resulting from the COVID-19 pandemic may result in inefficiencies or delays that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies

Finally, to the extent that the COVID-19 pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section will be exacerbated.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $112.4 million and $114.4 million in the six months ended July 31, 2020 and 2019, and as of July 31, 2020, we had an accumulated deficit of $1.2 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. As a result of these investments and due to our status as a public company, we also expect to incur increased compliance costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
▪our ability to continue operating remotely due to the COVID-19 pandemic;
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

If our operating results fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action lawsuits.

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
▪macro- and micro-economic effects of the COVID-19 pandemic;
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

The market for our products and solutions—including our e-signature solution, which is the core part of our broader DocuSign Agreement Cloud platform for automating the agreement process—is relatively new and evolving, which makes our business and future prospects difficult to evaluate. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers, about the uses and benefits of our products and solutions, and such sales efforts could be hindered by the current COVID-19 pandemic. The size and growth of our addressable market depends on a number of factors, including our customers’ desire to differentiate themselves through e-signature solutions and other products and solutions that automate the agreement process, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulations and changes in economic conditions. If customers do not accept the value proposition of our offerings, then a viable market for products and solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

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

We currently serve our customers from third-party data center hosting facilities. Our customers need to be able to access our products at any time, without interruption or degradation of performance. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. As a result, we depend, in part, on our data center providers’ ability to protect these facilities against damage or interruption, including from natural disasters, power or telecommunications failures, criminal acts and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service at or damage to a data center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, including the existence of secondary data centers that become active during certain lapses of service or damage at a primary data center, our business could be harmed.

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

Our systems and security measures have been, and may in the future be, compromised or subject to data breaches, cyberattacks or other malicious activity. Consequently, our products and solutions may be perceived as not being secure. This may result in customers reducing or stopping their use of our products or solutions, our reputation being harmed, our incurring significant liabilities and adverse effects on our operating results and growth prospects.

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

We spend substantial amounts of time and money to research, develop and enhance our existing products, add new offerings to our products and solutions for automating the agreement process, incorporate additional functionality, and solve new use cases to meet our customers’ rapidly evolving demands. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of our customers and potential customers is essential to our business. If we are unable to develop products and solutions internally due to a lack of research and development resources, we may be forced to rely on acquisitions to expand into a certain markets or technologies, which can be costly. When we develop or acquire new or enhanced products and solutions, we typically incur expenses and expend resources upfront to develop, market, promote and sell them. As a result, when we introduce new or enhanced products and solutions, they must achieve high levels of market acceptance to justify the amount of our investment in developing or acquiring them and bringing them to market. If the release of our new and enhanced products and solutions fails to meet the needs of our customers or if our customers do not accept new and enhanced solutions offered by us, our business, operating results and financial conditions would be harmed. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred.

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
▪expand our DocuSign Agreement Cloud offerings for our customers;
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

As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, on September 4, 2018 we acquired SpringCM, a provider of cloud-based document generation and contract lifecycle management software, on May 1, 2020 we acquired Seal Software Group Limited, a provider of contract analytics software, and on July 6, 2020 we acquired Liveoak Technologies, Inc., a provider of secure agreement-collaboration and identity verification platform. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. If we are able to complete future acquisitions and investments, such transactions may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management attention, increasing our expenses, and subjecting us to additional liabilities. An acquisition may also negatively affect our financial results because it may:

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

In addition, a failure to successfully integrate the operations, personnel or technologies of an acquired business could impact our ability to realize the full benefits of such an acquisition. Our limited experience acquiring companies increases these risks. If we are unable to achieve the anticipated strategic benefits of an acquisition or if the integration or the anticipated financial and strategic benefits, including any anticipated cost savings, revenue opportunities or operational synergies, of such an acquisition are not realized as rapidly as or to the extent anticipated by us, our business, operating results and financial condition could suffer.

Our sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We sell to U.S. federal, state and local, as well as foreign, government agencies, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict. Further, government certification requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays, including as a result of the COVID-19 pandemic, adversely affecting public sector demand for our products and solutions.

In addition, both government agencies and entities in highly regulated industries may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such agencies and entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners due to a default or for other reasons, and any such termination may adversely affect our business, operating results and financial condition.

We may need to reduce or change our pricing model to remain competitive.

We price our subscriptions for e-signature solutions based on the number of users within an organization who use our products and solutions to send agreements digitally for signature or the number of Envelopes that such users are provisioned to send. We expect that we may need to change our pricing from time to time, including in connection with the launch of new or enhanced offerings for automating the agreement process. As new or existing competitors introduce new products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

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

In addition to our direct sales force and our website, we use strategic partners, such as global system integrators, value-added resellers and independent software vendors to sell our subscription offerings and solutions. Our agreements with our partners are generally nonexclusive, meaning our partners may offer their customers products and services of several different companies, including products and services that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our subscription offerings and solutions, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings and solutions may be harmed. Our partners may cease marketing our subscription offerings or solutions with limited or no notice and with little or no penalty. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our products and solutions by potential customers. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our growth objectives and operating results. Even if we are successful in maintaining and recruiting new partners, we cannot assure you that these relationships will result in increased customer usage of our products and solutions or increased revenue. Additionally, as the scale of our partnership efforts increases with our growth, the successful implementation of these relationships may become more time consuming, difficult and costly to realize which could negatively impact our business performance or our brand reputation.

Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.

Our products and solutions seamlessly integrate with hundreds of other software applications, including Salesforce, Google and Microsoft. Our growth strategy includes expanding the use of our products and solutions through complementary technology offerings and software integrations, such as third-party APIs. While we have established partnerships with providers of complementary offerings and software integrations, we cannot guarantee that we will be successful in continuing to maintain and scale these partnerships or establishing partnerships with additional providers as we grow. In the future, third-

party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; alter the terms governing use of and access to their applications and APIs; or implement other changes that could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, any of which could negatively impact our offerings and harm our business.

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and potential profitability of our business depend on demand for our products and solutions. Current or future economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, the COVID-19 pandemic has created significant additional uncertainty in the global economy. If the COVID-19 pandemic worsens, or continues for longer than expected, especially in regions in which we have material operations or sales, such as the United States, Canada, the United Kingdom, France, Germany, Ireland, Israel, Australia, Singapore, Japan, Brazil, Egypt or Sweden, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas and restrictions in our employees’ and other service providers’ ability to travel. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

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

We receive, store and process personal information and other data from and about customers, our employees, partners and service providers. In addition, customers use our products and solutions to obtain and store personal identifiable information, personal health information (including protected health information) and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Health and Human Services Office for Civil Rights (the “OCR”), and various state, local and foreign agencies and other authorities. Our data handling also is subject to contractual obligations and industry standards.

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

▪The EU General Data Protection Regulation (the “GDPR”), that became effective in May 2018, imposes strict requirements related to processing the personal data of EU individuals. EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of a noncompliant company’s annual global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims. The GDPR imposes compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. Additionally, the United Kingdom (“UK”) implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. The United Kingdom's planned departure in January 2020 from the European Union (commonly referred to as Brexit) has created uncertainty with regard to the requirements for data transfers between the UK and the EU and other jurisdictions, and it is still unclear whether the transfer of data from the European Economic Area to the UK will remain lawful under GDPR following “Brexit.” The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny.

▪On July 16, 2020, the Court of Justice of the European Union (the “Court of Justice”) invalidated the European Union-United States (“EU-U.S.”) Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. On August 10, 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced EU-U.S. Privacy Shield framework to comply with the July 16 judgment of the Court of Justice. We rely on approved Binding Corporate Rules as both a data processor and data controller, which provide an alternative to Privacy Shield certification for legalizing EU-U.S. cross-border flows of personal data within and among DocuSign entities and systems, in compliance with GDPR and other applicable data protection laws. Our SpringCM business, acquired in 2018, relied on the Privacy Shield at acquisition, but is expected to be included under our Binding Corporate Rules in the near-term. We are therefore less affected by the court’s decision (and certain regulatory guidance issued in its wake) which has led to uncertainty regarding the legality of EU-U.S. data flows in general and those conducted under the Privacy Shield in particular. Additional changes to data protection laws or regulations in the European Union that limit or prevent transfers of personal data from the EU to the U.S. could cause us to incur penalties under GDPR and could increase the cost and complexity of operating our business.

▪The CCPA took effect on January 1, 2020 and is enforceable by the California Attorney General. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, particularly in the event of a data breach. The CCPA may regulate or impact our processing of personal information depending on the context. Given that CCPA enforcement began on July 1, 2020, it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Additionally, the CCPA has prompted a number of proposals in the U.S. for new federal and state-level privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

▪The Health Insurance Portability and Accountability Act (“HIPAA”) in the United States (as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) imposes mandatory contractual terms and other obligations with respect to safeguarding the privacy, security and transmission of protected health information. We may function as a HIPAA business associate for certain of our customers and, as such, are subject to applicable privacy and data security requirements. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties and fines.

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

We expect that new laws, regulations and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, electronic signatures, consumer communications and information security in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for the express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our products and solutions, possibly in a material manner, and could limit our ability to develop new functionality.

If we are not able to comply with these laws or regulations or if we become liable under these evolving laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, operating results and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

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

Many customers use our products and solutions globally to comply with safe harbors and other legislation in the countries in which they transact business. For example, some of our customers rely on our certifications under the Federal Risk and Authorization Management Program in the U.S. and eIDAS in the EU to help satisfy their own legal and regulatory compliance requirements. If a court or regulatory body determines that our products and solutions are inadequate to meet these requirements, documents executed through our products and solutions could, in some instances, be rendered unenforceable, resulting in potential loss of customers, liability under customer contracts, and brand and reputational damage.

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

In 2018, the U.S. Federal Communications Commission repealed net neutrality rules which would have barred internet providers from blocking or slowing down access to online content and protected services like ours from such interference. To the extent network operators attempt to interfere with our products and solutions, extract fees from us to deliver our solution or otherwise engage in discriminatory or anti-competitive practices, our business could be adversely impacted.

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

We may be the subject of lawsuits that allege our products and solutions infringe the intellectual property rights of other companies. For example, in June 2011, RMail Limited, RPost Communications Limited and RPost Holdings filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. In October 2012, RPost Holdings Inc. and RPost Communications Limited filed another patent infringement complaint against us in the same court. In August 2019, we and such collective RPost entities entered into a settlement agreement and both cases were dismissed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2020, 2019 and 2018 total revenue generated from customers outside the U.S. was 18%, 17% and 17% of our total revenue. We currently have offices in the United States, Canada, the United Kingdom, France, Germany, Ireland, Israel, Australia, Singapore, Japan, Brazil, Sweden and Egypt. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2020, approximately 28% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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

Our international operations and updates to U.S. federal tax legislation may subject us to potential adverse tax consequences.

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

A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Any imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have a currently effective Registration Statement on Form S-3 registering for sale approximately 247,030 shares of our common stock in connection with our acquisition of Liveoak. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

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

Our ESPP provides eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share. As of July 31, 2020, 6.5 million shares of our common stock are reserved for issuance under our ESPP. Pursuant to our 2018 Plan, our management is authorized to grant stock options, restricted stock units and other equity awards to our employees, directors and consultants. As of July 31, 2020, 32.1 million shares of our common stock are reserved and available for issuance under our 2018 Plan. Additionally, the number of shares of our common stock reserved for issuance under our ESPP and 2018 Plan will automatically increase on February 1 of each year, through and including February 1, 2028, by 1% and 5%, respectively, of the total number of shares of our capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future purchase or grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than by paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The last reported sales price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the three months ended July 31, 2020 and therefore the Notes became convertible on August 1, 2020 and continue to be convertible through October 31, 2020.

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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. Pursuant to the terms of the indenture governing the Notes, the Notes became convertible on August 1, 2020 and continue to be convertible through October 31, 2020. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in our Form S-3 filed with the SEC on August 12, 2020, as partial consideration for our acquisition of Liveoak Technologies, Inc. (“Liveoak”) on July 6, 2020, we issued 247,030 shares of our common stock to certain former holders of capital stock and employees of Liveoak (together, the “Holders”). The consideration to acquire Liveoak’s outstanding stock was $48.4 million, which consisted primarily of the fair value of our common stock issued and the fair value of stock options assumed. The shares of common stock were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis of representations of eligibility and suitability made to the Company by the Holders.

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

Date: September 4, 2020

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Chief Financial Officer
(Principal Accounting and Financial Officer)