Form 10-Q
period 2020-10-31
DOCUSIGN, INC.
filed 2020-12-04
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 186,556,918 shares of common stock, par value $0.0001, outstanding at November 30, 2020.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	October 31, 2020	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$374,984	$241,203
Investments—current	223,590	414,939
Restricted cash	281	280
Accounts receivable, net	261,085	237,841
Contract assets—current	22,477	12,502
Prepaid expenses and other current assets	47,343	37,125
Total current assets	929,760	943,890
Investments—noncurrent	76,782	239,729
Property and equipment, net	159,652	128,293
Operating lease right-of-use assets	160,362	149,833
Goodwill	348,504	194,882
Intangible assets, net	128,414	56,500
Deferred contract acquisition costs—noncurrent	225,115	153,333
Other assets—noncurrent	22,530	24,678
Total assets	$2,051,119	$1,891,138
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$32,309	$28,144
Accrued expenses and other current liabilities	59,752	54,344
Accrued compensation	114,221	83,189
Contract liabilities—current	686,185	507,560
Operating lease liabilities—current	30,633	20,728
Total current liabilities	923,100	693,965
Convertible senior notes, net	486,149	465,321
Contract liabilities—noncurrent	14,717	11,478
Operating lease liabilities—noncurrent	169,078	162,432
Deferred tax liability—noncurrent	7,974	4,920
Other liabilities—noncurrent	24,069	6,695
Total liabilities	1,625,087	1,344,811
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of October 31, 2020 and January 31, 2020	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 186,531 shares outstanding as of October 31, 2020; 500,000 shares authorized, 181,254 shares outstanding as of January 31, 2020	19	18
Treasury stock, at cost: 5 shares as of October 31, 2020 and 0 shares as of January 31, 2020	(1,048)	—
Additional paid-in capital	1,736,241	1,685,167
Accumulated other comprehensive loss	(1,140)	(1,673)
Accumulated deficit	(1,308,040)	(1,137,185)
Total stockholders’ equity	426,032	546,327
Total liabilities and stockholders’ equity	$2,051,119	$1,891,138
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue:
Subscription	$366,617	$238,072	$971,182	$660,341
Professional services and other	16,306	11,430	50,967	38,735
Total revenue	382,923	249,502	1,022,149	699,076
Cost of revenue:
Subscription	69,905	43,178	186,645	115,769
Professional services and other	27,926	18,786	75,833	59,390
Total cost of revenue	97,831	61,964	262,478	175,159
Gross profit	285,092	187,538	759,671	523,917
Operating expenses:
Sales and marketing	209,944	149,231	576,729	430,053
Research and development	73,362	48,758	191,387	133,458
General and administrative	50,256	33,546	140,513	111,562
Total operating expenses	333,562	231,535	908,629	675,073
Loss from operations	(48,470)	(43,997)	(148,958)	(151,156)
Interest expense	(7,769)	(7,364)	(23,013)	(21,793)
Interest income and other income (expense), net	(311)	5,801	6,032	15,549
Loss before provision for income taxes	(56,550)	(45,560)	(165,939)	(157,400)
Provision for income taxes	1,941	1,038	4,916	3,552
Net loss	$(58,491)	$(46,598)	$(170,855)	$(160,952)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.26)	$(0.92)	$(0.92)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	186,423	178,314	184,767	175,303

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	$(2,413)	$1,336	$1,112	$(340)
Unrealized gains (losses) on investments, net of tax	(825)	418	(579)	1,114
Other comprehensive income (loss)	(3,238)	1,754	533	774
Comprehensive loss	$(61,729)	$(44,844)	$(170,322)	$(160,178)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$5,777	$3,534	$14,655	$8,931
Cost of revenue—professional services and other	6,005	3,616	15,355	11,877
Sales and marketing	36,881	24,649	93,851	68,693
Research and development	18,896	11,679	45,562	30,959
General and administrative	13,361	9,258	33,815	30,339
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at July 31, 2020	185,137	$19	$1,749,323	$—	$2,098	$(1,249,549)	$501,891
Exercise of stock options	171	—	1,945	—	—	—	1,945
Settlement of RSUs	1,015	—	—	—	—	—	—
Tax withholding on net share settlement of RSUs and ESPP	—	—	(114,277)	(1,048)	—	—	(115,325)
Employee stock purchase plans	208	—	16,269	—	—	—	16,269
Employee stock-based compensation	—	—	82,981	—	—	—	82,981
Net loss	—	—	—	—	—	(58,491)	(58,491)
Other comprehensive loss, net	—	—	—	—	(3,238)	—	(3,238)
Balances at October 31, 2020	186,531	$19	$1,736,241	$(1,048)	$(1,140)	$(1,308,040)	$426,032

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at July 31, 2019	175,953	$18	$1,612,786	$(2,945)	$(1,043,180)	$566,679
Exercise of stock options	1,877	—	19,815	—	—	19,815
Settlement of RSUs	1,145	—	—	—	—	—
Tax withholding on RSU settlement	—	—	(39,310)	—	—	(39,310)
Employee stock purchase plans	277	—	13,309	—	—	13,309
Employee stock-based compensation	—	—	53,713	—	—	53,713
Net loss	—	—	—	—	(46,598)	(46,598)
Other comprehensive income, net	—	—	—	1,754	—	1,754
Balances at October 31, 2019	179,252	$18	$1,660,313	$(1,191)	$(1,089,778)	$569,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2020	181,254	$18	$1,685,167	$—	$(1,673)	$(1,137,185)	$546,327
Exercise of stock options	1,471	—	14,983	—	—	—	14,983
Settlement of RSUs	3,095	1	(1)	—	—	—	—
Tax withholding on net share settlement of RSUs and ESPP	—	—	(250,449)	(1,048)	—	—	(251,497)
Employee stock purchase plan	464	—	29,859	—	—	—	29,859
Issuance of shares as consideration for acquisition	247	—	48,361	—	—	—	48,361
Employee stock-based compensation	—	—	208,321	—	—	—	208,321
Net loss	—	—	—	—	—	(170,855)	(170,855)
Other comprehensive income, net	—	—	—	—	533	—	533
Balances at October 31, 2020	186,531	$19	$1,736,241	$(1,048)	$(1,140)	$(1,308,040)	$426,032

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2019	169,303	$17	$1,545,088	$(1,965)	$(928,778)	$614,362
Exercise of stock options	5,746	—	62,263	—	—	62,263
Settlement of RSUs	3,695	1	(1)	—	—	—
Tax withholding on RSU settlement	—	—	(125,288)	—	—	(125,288)
Employee stock purchase plan	508	—	23,872	—	—	23,872
Employee stock-based compensation	—	—	154,379	—	—	154,379
Net loss	—	—	—	—	(160,952)	(160,952)
Cumulative impact of Topic 842 adoption	—	—	—	—	(48)	(48)
Other comprehensive income, net	—	—	—	774	—	774
Balances at October 31, 2019	179,252	$18	$1,660,313	$(1,191)	$(1,089,778)	$569,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(170,855)	$(160,952)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	51,455	36,916
Amortization of deferred contract acquisition and fulfillment costs	70,787	49,360
Amortization of debt discount and transaction costs	20,828	19,647
Non-cash operating lease costs	20,082	13,843
Stock-based compensation expense	203,238	150,799
Deferred income taxes	(1,050)	42
Other	1,206	(2,142)
Changes in operating assets and liabilities
Accounts receivable	(11,429)	15,084
Contract assets	(3,890)	(7,223)
Prepaid expenses and other current assets	(1,835)	(2,036)
Deferred contract acquisition and fulfillment costs	(144,639)	(77,800)
Other assets	(6,463)	926
Accounts payable	3,655	2,306
Accrued expenses and other liabilities	21,952	4,691
Accrued compensation	23,553	(6,693)
Contract liabilities	172,520	44,309
Operating lease liabilities	(14,394)	(10,886)
Net cash provided by operating activities	234,721	70,191
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(180,370)	—
Purchases of marketable securities	(80,649)	(753,934)
Sales of marketable securities	28,986	—
Maturities of marketable securities	404,782	460,710
Purchases of strategic investments	(5,300)	(15,500)
Purchases of other investments	(3,241)	—
Purchases of property and equipment	(64,144)	(42,071)
Net cash provided by (used in) investing activities	100,064	(350,795)
Cash flows from financing activities:
Payment of tax withholding obligation on RSU settlement	(247,277)	(125,288)
Proceeds from exercise of stock options	14,983	62,263
Proceeds from employee stock purchase plan	29,859	23,872
Net cash used in financing activities	(202,435)	(39,153)
Effect of foreign exchange on cash, cash equivalents and restricted cash	1,432	(310)
Net increase (decrease) in cash, cash equivalents and restricted cash	133,782	(320,067)
Cash, cash equivalents and restricted cash at beginning of period	241,483	518,178
Cash, cash equivalents and restricted cash at end of period	$375,265	$198,111
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2020	2019
Supplemental disclosure:
Cash paid for interest	$2,875	$2,852
Cash paid for operating lease liabilities	24,740	16,313
Cash paid for income taxes	3,205	1,745
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$7,256	$13,162
Operating lease right-of-use assets exchanged for lease obligations	27,447	58,694
Derecognition of build-to-suit lease	—	2,479
Fair value of shares issued as consideration for acquisition	48,361	—
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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021.

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

We evaluate our investments with unrealized loss positions at the individual security level to determine whether the unrealized loss was related to credit or noncredit factors. We consider whether a credit loss exists based on the extent of the unrealized loss position, any adverse conditions specifically related to the security or the issuer's operating environment, pay structure of the security, the issuer's payment history and any changes in the issuer's credit rating. Estimated credit losses are determined using a discounted cash flow model and recorded as an allowance, with changes in expected credit losses on our investments recorded in “Interest income and other income (expense), net” in the consolidated statements of operations and comprehensive loss. Unrealized gains and losses related to noncredit factors are reflected in “Accumulated other comprehensive loss” on the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

On February 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The Financial Accounting Standards Board (“FASB”) subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These updates change the impairment model for most financial assets and require the use of an expected loss model in place of the previously used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effect of adopting ASU 2016-13 and ASU 2019-04 on our consolidated financial statements and related disclosures was not material to the consolidated financial statements.

On February 1, 2020, we adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The effect of adopting ASU 2018-15 on our consolidated financial statements and related disclosures was not material to the consolidated financial statements.

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

Note 2. Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 96% and 95% of our revenue for the three months ended October 31, 2020 and 2019. It accounted for approximately 95% and 94% of our revenue for the nine months ended October 31, 2020 and 2019.

As of October 31, 2020, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $937.9 million. We expect to recognize 54% of the transaction price allocated to remaining performance obligations within the 12 months following October 31, 2020, in our consolidated statement of operations and comprehensive loss.

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	October 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$153,411	$—	$—	$153,411
Level 2:
Available-for-sale securities
Commercial paper	6,996	—	(4)	6,992
Corporate notes and bonds	189,850	633	(76)	190,407
U.S. Treasury securities	16,900	7	(1)	16,906
U.S. government agency securities	85,582	49	(64)	85,567
Level 2 total	299,328	689	(145)	299,872
Level 3:
Available-for-sale securities
Corporate notes and bonds	500	—	—	500
Total	$453,239	$689	$(145)	$453,783

	January 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$165,424	$—	$—	$165,424
Level 2:
Available-for-sale securities
Commercial paper	14,919	7	(1)	14,925
Corporate notes and bonds	372,844	891	(31)	373,704
U.S. Treasury securities	90,697	153	(1)	90,849
U.S. government agency securities	175,086	153	(49)	175,190
Level 2 total	653,546	1,204	(82)	654,668
Total	$818,970	$1,204	$(82)	$820,092

(1)    Included in “cash and cash equivalents” in our consolidated balance sheets as of October 31, 2020 and January 31, 2020, in addition to cash of $221.6 million and $75.8 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs. The fair value of our Level 3 investments is determined based on an income approach using unobservable inputs.

The fair value of our available-for-sale securities as of October 31, 2020, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$223,590
Due in one to two years	76,782
$300,372

As of October 31, 2020, we had a total of 94 available-for-sale securities, with 30 securities in an unrealized loss position. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well the issuers' high credit ratings and consistent payment history. As of January 31, 2020, we had 178 available-for-sale securities, none of which were considered to be other-than-temporarily impaired.

We had no liabilities measured at fair value on a recurring basis as of October 31, 2020 and January 31, 2020.

Convertible Senior Notes

As of October 31, 2020 and January 31, 2020, the estimated fair value of our 0.5% Convertible Senior Notes (the “Notes”) with aggregate principal amount of $575.0 million was $1.6 billion and $743.5 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes, net” on our consolidated balance sheets. Refer to Note 9 for further information.

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	October 31, 2020	January 31, 2020
Computer and network equipment	$90,667	$66,937
Software, including capitalized software development costs	45,723	33,373
Furniture and office equipment	21,422	16,752
Leasehold improvements	78,725	59,564
	236,537	176,626
Less: Accumulated depreciation	(109,245)	(81,228)
	127,292	95,398
Work in progress	32,360	32,895
	$159,652	$128,293

As of October 31, 2020 and January 31, 2020, work in progress consisted of capitalized costs of internally-developed software projects under development and data center build-out projects.

For the three months ended October 31, 2020 and 2019, we capitalized $9.5 million and $4.2 million of internally developed software, including $1.9 million and $1.0 million of capitalized stock-based compensation. For the nine months ended October 31, 2020 and 2019, we capitalized $20.5 million and $14.5 million of internally developed software, including $4.9 million and $3.6 million of capitalized stock-based compensation.

Depreciation expense associated with property and equipment was $12.1 million and $8.4 million for the three months ended October 31, 2020 and 2019, and $32.4 million and $23.5 million for the nine months ended October 31, 2020 and 2019.

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

Additionally, we granted certain continuing employees of Seal restricted stock units (“RSUs”) with service and performance conditions covering up to 0.1 million shares of our common stock with an aggregate grant date fair value of $11.4 million that will be accounted for as a post-acquisition compensation expense over the vesting period. The performance-based condition will be satisfied upon Seal meeting certain bookings targets for the year ended January 31, 2021. As of October 31, 2020, it was not probable that these targets would be met.

We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using the income and cost approaches. Excess purchase price consideration was recorded as goodwill and is primarily attributable to the assembled workforce and expanded market opportunities when integrating Seal’s AI and analytics capabilities within our existing product offering. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available and certain tax returns are finalized. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.

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

In the three and nine months ended October 31, 2020, we incurred acquisition costs of $0.1 million and $6.2 million. These costs included legal, accounting fees and other costs directly related to the acquisition of Seal and are recognized within operating expenses in our condensed consolidated statements of operations. In the three and nine months ended October 31, 2020, we recognized revenues from Seal of $5.4 million and $11.8 million and net losses of $9.2 million and $16.5 million, excluding the impact of acquired intangible asset amortization. The results of operations of Seal were included in our consolidated statements of operations from the acquisition date.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Revenue	$384,093	$255,734	$1,032,730	$715,246
Net loss	(58,946)	(59,205)	(178,193)	(206,896)
Net loss per share attributable to common stockholders, basic and diluted	(0.32)	(0.33)	(0.96)	(1.18)

Acquisition of Liveoak Technologies, Inc.

On July 6, 2020, we completed the acquisition of Liveoak Technologies, Inc. (“Liveoak”), a virtual customer engagement and business platform based in Austin, Texas. The company’s platform includes several technologies specific to remote agreements, such as video conferencing, video identity verification, collaborative form-filling, an integration with DocuSign eSignature, and a detailed audit trail. The acquisition enables us to leverage Liveoak’s technology and expertise to accelerate the launch of DocuSign Notary, a new product for remote online notarization, where signers and the notary public are in different places.

The consideration to acquire Liveoak’s outstanding stock was $48.4 million, which consisted primarily of the fair value of our common stock issued and the fair value of stock options assumed. We recorded approximately $39.7 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities for integrating Liveoak’s technology with our existing product offering.

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

In the three and nine months ended October 31, 2020, we incurred costs of $0.2 million and $1.8 million directly related to the acquisition of Liveoak. These costs are recognized within operating expenses in our condensed consolidated statements of operations.

We included the results of operations of Liveoak in our condensed consolidated statements of operations from the acquisition date. These results were not material to our condensed consolidated statements of operations for the three and nine months ended October 31, 2020.

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2020	$194,882
Additions—Seal	114,356
Additions—Liveoak	39,726
Cumulative translation adjustment	(460)
Balance at October 31, 2020	$348,504

Intangible assets consisted of the following:

	As of October 31, 2020				As of January 31, 2020
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	4.0	$72,994	$(32,406)	$40,588	$31,594	$(25,164)	$6,430
Customer contracts & related relationships	8.2	110,082	(26,763)	83,319	65,782	(19,071)	46,711
Other	1.4	22,534	(18,606)	3,928	17,234	(14,509)	2,725
	6.7	$205,610	$(77,775)	127,835	$114,610	$(58,744)	55,866
Cumulative translation adjustment				579			634
Total				$128,414			$56,500

Amortization of finite-lived intangible assets was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Cost of subscription revenue	$3,376	$1,348	$7,856	$4,356
Sales and marketing	3,981	2,957	11,176	9,102
Total	$7,357	$4,305	$19,032	$13,458

As of October 31, 2020, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows:

Fiscal Period:	Amount (in thousands)
2021, remainder	$6,587
2022	24,282
2023	19,906
2024	18,575
2025	17,998
Thereafter	40,487
Total	$127,835

Note 7. Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $23.3 million and $13.4 million as of October 31, 2020 and January 31, 2020, of which $0.8 million and $0.9 million were noncurrent and included within “Other assets—noncurrent” on our condensed consolidated balance sheets. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the nine months ended October 31, 2020 and 2019, we recognized revenue of $463.1 million and $342.6 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 8. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Nine Months Ended October 31,
(in thousands)	2020	2019
Deferred Contract Acquisition Costs
Beginning balance	$155,697	$115,985
Additions to deferred contract acquisition costs	129,555	66,416
Amortization of deferred contract acquisition costs	(57,549)	(42,099)
Cumulative translation adjustment	(275)	(1,188)
Ending balance	$227,428	$139,114

Deferred Contract Fulfillment Costs
Beginning balance	$8,218	$3,432
Additions to deferred contract fulfillment costs	15,084	11,384
Amortization of deferred contract fulfillment costs	(13,238)	(7,261)
Ending balance	$10,064	$7,555

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

As of October 31, 2020, the conversion conditions described in our 2020 Annual Report on Form 10-K were met. The last reported sales price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the three months ended July 31, 2020. The Notes therefore became convertible on August 1, 2020 and continue to be convertible through January 31, 2021.

The net carrying value of the liability component of the Notes was as follows:

(in thousands)	October 31, 2020	January 31, 2020
Principal	$575,000	$575,000
Less: unamortized debt discount	(82,193)	(101,461)
Less: unamortized transaction costs	(6,658)	(8,218)
Net carrying amount	$486,149	$465,321

As of October 31, 2020 and January 31, 2020, the net carrying amount of the equity component of the Notes was $131.3 million, net of $3.3 million transaction costs.

The interest expense recognized related to the Notes was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Contractual interest expense	$719	$719	$2,157	$2,157
Amortization of debt discount	6,516	6,147	19,267	18,175
Amortization of transaction costs	528	498	1,561	1,472
Total	$7,763	$7,364	$22,985	$21,804

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

Impact on Loss Per Share

In periods when we have net income, the conversion premium on the Notes is included in our diluted earnings per share when the average market price of our common stock exceeds the initial conversion price of $71.50 per share, as we intend and have the ability to settle the principal amount of the Notes in cash upon conversion. We are required under the treasury stock method to compute the potentially dilutive shares of common stock related to the Notes for periods we report net income. However, upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap price of $110.00 per share, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive. As of October 31, 2020, the market price of our common stock exceeded the cap price of $110.00 per share; therefore, the Notes would have caused economic dilution if converted.

Note 10. Leases

We lease offices under noncancelable operating lease agreements that expire at various dates through February 2032. As of October 31, 2020, we had no finance leases. Some operating leases contain escalation provisions for adjustments in the consumer price index.

The following table is a summary of our lease costs:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$8,640	$6,762	$25,256	$19,055
Short-term lease cost	319	60	782	474
Total lease cost	$8,959	$6,822	$26,038	$19,529

Future lease payments under noncancelable operating leases as of October 31, 2020, were as follows:

Fiscal Period:	Amount (in thousands)
2021, remainder	$10,172
2022	38,855
2023	39,388
2024	38,943
2025	30,623
Thereafter	72,184
Total undiscounted cash flows	$230,165
Less: imputed interest	(30,454)
Present value of lease liabilities	$199,711

The weighted average remaining lease term and discount rate for operating leases as of October 31, 2020 were 6.8 years and 4.3%.

Note 11. Commitments and Contingencies

As of October 31, 2020, we had unused letters of credit outstanding associated with our various operating leases totaling $8.3 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of October 31, 2020, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2021, remainder	$11,244
2022	18,837
2023	3,505
2024	2,883
2025	1,844
Thereafter	3,566
Total	$41,879

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of October 31, 2020, and January 31, 2020. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

As of October 31, 2020, 32.4 million shares of our common stock were available for issuance under the 2018 Plan.

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

Stock Options

Option activity for the nine months ended October 31, 2020 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2020	6,882	$14.39	5.38	$441,247
Assumed	9	22.22
Exercised	(1,471)	10.29
Canceled/expired	(21)	18.09
Outstanding at October 31, 2020	5,399	$15.51	5.22	$1,008,292
Vested and expected to vest at October 31, 2020	5,396	$15.50	5.22	$1,007,687
Exercisable at October 31, 2020	5,199	$15.43	5.18	$971,253

As of October 31, 2020, our total unrecognized compensation cost related to stock option grants was $1.3 million. We expect to recognize this expense over the remaining weighted-average period of approximately 0.3 years.

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

RSU activity for the nine months ended October 31, 2020 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2020	13,859	$46.28
Granted	3,772	139.34
Vested	(4,819)	42.22
Canceled	(804)	$49.93
Unvested at October 31, 2020	12,008	$76.91

As of October 31, 2020, our total unrecognized compensation cost related to RSUs was $708.2 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.4 years.

2018 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price by accumulating funds, normally through payroll deductions, of up to 15% of their earnings. The purchase price for common stock under the ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods that begin in the first and third quarter of each year. In the nine months ended October 31, 2020, 0.5 million shares of our common stock were purchased under the ESPP. Compensation expense related to the ESPP was $3.4 million and $2.4 million for the three months ended October 31, 2020 and 2019, and $8.2 million and $6.4 million for the nine months ended October 31, 2020 and 2019.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of October 31, 2020, 6.3 million shares of our common stock were reserved for issuance under the ESPP.

Note 13. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(58,491)	$(46,598)	$(170,855)	$(160,952)
Denominator:
Weighted-average common shares outstanding	186,423	178,314	184,767	175,303
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.31)	$(0.26)	$(0.92)	$(0.92)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	October 31,
(in thousands)	2020	2019
RSUs	12,008	14,600
Stock options	5,399	7,872
ESPP	142	273
Convertible senior notes	5,199	—
Total antidilutive securities	22,748	22,745

Note 14. Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our income tax provision was $1.9 million and $1.0 million for the three months ended October 31, 2020 and 2019. Our income tax provision was $4.9 million and $3.6 million for the nine months ended October 31, 2020 and 2019. The overall increase in the tax provision was primarily driven by higher foreign tax expenses, resulting from higher year-over-year earnings in certain foreign jurisdictions as we continue to scale our foreign operations to support our ongoing international growth.

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

As of October 31, 2020, our gross unrecognized tax benefits totaled $15.7 million, excluding related accrued interest and penalties, of which $2.7 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through October 31, 2020 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Israel Tax Authority for tax years 2015 through 2018. We are not under examination in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

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

Revenue by geography is based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
U.S.	$306,680	$206,439	$824,342	$576,441
International	76,243	43,063	197,807	122,635
Total revenue	$382,923	$249,502	$1,022,149	$699,076

No single country other than the U.S. had revenue greater than 10% of total revenue in the three and nine months ended October 31, 2020 and 2019.

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

(in thousands)	October 31, 2020	January 31, 2020
U.S.	218,059	$182,288
International	101,955	95,838
Total long-lived assets	$320,014	$278,126

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

We offer the world’s #1 e-signature solution as the core part of our broader software suite for automating the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across e-signature and addresses the broader agreement process. As a result, over 820,000 customers and hundreds of millions of users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. DocuSign eSignature integrates with popular business apps, and our functionality can also be embedded using our API. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 96% and 95% of our revenue in the three months ended October 31, 2020 and 2019. Sales of subscriptions accounted for 95% and 94% of our revenue in the nine months ended October 31, 2020 and 2019. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for 4% and 5% of our revenue in the three months ended October 31, 2020 and 2019. It accounted for 5% and 6% of our revenue in the nine months ended October 31, 2020 and 2019. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps to drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

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

We focused initially on selling our e-signature solutions to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. To demonstrate this growth over time, the number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from approximately 30 customers as of January 31, 2013 to 542 customers as of October 31, 2020. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

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

Since mid-March, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. DocuSign shifted to a largely remote work environment, providing nearly all employees the opportunity to work from home through at least May 31, 2021. We suspended all business travel other than for essential functions. We have cancelled or replaced planned events, such as our Momentum conferences, with virtual-only experiences. We have incurred expenses to support our employees working from home, including reimbursements for home office equipment and a stipend for other qualifying expenses, as well as expenses associated with planning and risk mitigation for potential reopenings of our offices, and may incur similar expenses in the future. The impact of these and any other operational changes we may implement is uncertain, but as of the date of this filing they have not materially affected our ability to maintain operations.

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

Financial Results:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Total revenue	$382,923	$249,502	$1,022,149	$699,076
Total costs and expenses	431,393	293,499	1,171,107	850,232
Total stock-based compensation expense	80,920	52,736	203,238	150,799
Loss from operations	(48,470)	(43,997)	(148,958)	(151,156)
Net loss	(58,491)	(46,598)	(170,855)	(160,952)
Net cash provided by operating activities	57,443	(1,869)	234,721	70,191
Purchases of property and equipment	(19,393)	(12,280)	(64,144)	(42,071)

Cash, cash equivalents, restricted cash and investments were $675.6 million as of October 31, 2020.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of October 31, 2020, we had a total of over 820,000 customers, including over 110,000 enterprise and commercial customers, compared to over 560,000 customers and over 65,000 enterprise and commercial customers as of October 31, 2019. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue in the three months ended October 31, 2020 increased by 77% from the three months ended October 31, 2019 and represented 20% and 17% of our total revenue in the three months ended October 31, 2020 and 2019. Our international revenue in the nine months ended October 31, 2020 increased by 61% from the nine months ended October 31, 2019 and represented 19% and 18% of our total revenue in the nine months ended October 31, 2020 and 2019.

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

We plan to increase our international revenue by leveraging and continuing to expand the investments we have already made in our technology, direct sales force and strategic partnerships, as well as helping existing U.S.-based customers manage agreements across their international businesses. Additionally, we expect our strategic partnerships in key international markets to further grow.

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

Interest Expense

Interest expense consists primarily of contractual interest expense, amortization of discount and amortization of debt issuance costs on our Convertible Senior Notes (the “Notes”).

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

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Revenue:
Subscription	$366,617	$238,072	$971,182	$660,341
Professional services and other	16,306	11,430	50,967	38,735
Total revenue	382,923	249,502	1,022,149	699,076
Cost of revenue:
Subscription	69,905	43,178	186,645	115,769
Professional services and other	27,926	18,786	75,833	59,390
Total cost of revenue	97,831	61,964	262,478	175,159
Gross profit	285,092	187,538	759,671	523,917
Operating expenses:
Sales and marketing	209,944	149,231	576,729	430,053
Research and development	73,362	48,758	191,387	133,458
General and administrative	50,256	33,546	140,513	111,562
Total operating expenses	333,562	231,535	908,629	675,073
Loss from operations	(48,470)	(43,997)	(148,958)	(151,156)
Interest expense	(7,769)	(7,364)	(23,013)	(21,793)
Interest income and other income (expense), net	(311)	5,801	6,032	15,549
Loss before provision for income taxes	(56,550)	(45,560)	(165,939)	(157,400)
Provision for income taxes	1,941	1,038	4,916	3,552
Net loss	$(58,491)	$(46,598)	$(170,855)	$(160,952)

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Revenue:
Subscription	96%	95%	95%	94%
Professional services and other	4	5	5	6
Total revenue	100	100	100	100
Cost of revenue:
Subscription	18	17	18	17
Professional services and other	8	8	8	8
Total cost of revenue	26	25	26	25
Gross profit	74	75	74	75
Operating expenses:
Sales and marketing	55	60	56	62
Research and development	19	20	19	19
General and administrative	13	13	14	16
Total operating expenses	87	93	89	97
Loss from operations	(13)	(18)	(15)	(22)
Interest expense	(2)	(3)	(2)	(3)
Interest income and other income (expense), net	—	3	1	2
Loss before provision for income taxes	(15)	(18)	(16)	(23)
Provision for income taxes	—	1	1	—
Net loss	(15)%	(19)%	(17)%	(23)%

The following discussion and analysis is for the three and nine months ended October 31, 2020, compared to the same period in 2019.

Revenue

	Three Months Ended October 31,		2020 versus 2019	Nine Months Ended October 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Revenue:
Subscription	$366,617	$238,072	54%	$971,182	$660,341	47%
Professional services and other	16,306	11,430	43%	50,967	38,735	32%
Total revenue	$382,923	$249,502	53%	$1,022,149	$699,076	46%

Subscription Revenue

Subscription revenue increased by $128.5 million, or 54%, in the three months ended October 31, 2020, and by $310.8 million, or 47%, in the nine months ended October 31, 2020, primarily driven by strong customer growth and the addition of Seal.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings.

Professional Services and Other Revenue

Professional services and other revenue increased by $4.9 million, or 43%, in the three months ended October 31, 2020, and by $12.2 million, or 32%, in the nine months ended October 31, 2020, primarily due to the addition of Seal and increased engagement of professional services to support our growing customer base.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		2020 versus 2019	Nine Months Ended October 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Cost of revenue:
Subscription	$69,905	$43,178	62%	$186,645	$115,769	61%
Professional services and other	27,926	18,786	49%	75,833	59,390	28%
Total cost of revenue	$97,831	$61,964	58%	$262,478	$175,159	50%
Gross margin:
Subscription	81%	82%	(1) pts	81%	82%	(1)	pts
Professional services and other	(71)%	(64)%	(7) pts	(49)%	(53)%	4	pts
Total gross margin	74%	75%	(1) pts	74%	75%	(1)	pts

Cost of Subscription Revenue

Cost of subscription revenue increased $26.7 million, or 62%, in the three months ended October 31, 2020, primarily due to:
▪An increase of $10.8 million in operating costs to support our platform, including increases of $3.4 million in depreciation and amortization, $2.8 million in third-party partner costs, and $2.2 million in data center costs. The increase in depreciation and amortization reflects the higher existing technology intangible assets from the acquisition of Seal, as well as higher data center equipment and capitalized software assets; and
▪Increases of $9.1 million in personnel costs and $2.2 million in stock-based compensation expense, primarily due to higher headcount, including the addition of Seal employees to our workforce, annual merit increases, and annual grants issued in the second quarter.

Cost of subscription revenue increased $70.9 million, or 61%, in the nine months ended October 31, 2020, primarily due to:
▪An increase of $32.4 million in operating costs to support our platform, including increases of $10.7 million in subscription reseller fees, $7.2 million in data center costs and $7.2 million in depreciation and amortization, and $2.3 million increase in processing fees. The increase in depreciation and amortization reflects the higher existing technology intangible assets from the acquisition of Seal, as well as higher data center and capitalized software assets;
▪An increase of $22.8 million in personnel costs and $5.7 million in stock-based compensation expense primarily due to higher headcount, including the addition of Seal employees, and annual merit increases;
▪An increase of $4.7 million in professional fees mainly in third-party technical support and customer services; and
▪An increase of $2.4 million in software and technology costs to support higher headcount.

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue increased $9.1 million, or 49%, in the three months ended October 31, 2020, and $16.4 million, or 28%, in the nine months ended October 31, 2020, primarily due to an increase in personnel costs driven by higher headcount, annual merit increases and the addition of Seal employees to our workforce.

Sales and Marketing

	Three Months Ended October 31,		2020 versus 2019	Nine Months Ended October 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Sales and marketing	$209,944	$149,231	41%	$576,729	$430,053	34%
Percentage of revenue	55%	60%		56%	62%

Sales and marketing expenses increased $60.7 million, or 41%, in the three months ended October 31, 2020, primarily due to:
▪An increase of $32.4 million in personnel costs due to higher headcount, annual merit increases, the addition of Seal employees to our workforce and higher commissions in line with higher sales;
▪An increase of $12.2 million in stock-based compensation expense due to higher headcount and annual merit grants issued in the second quarter;
▪An increase of $11.4 million in marketing and advertising costs to support higher spend on online advertising platforms to capture the increase in demand; and
▪An increase of $4.6 million in allocated overhead due to higher technology and facility costs; partially offset by
▪A decrease of $4.9 million in travel expenses due to travel restrictions resulting from the COVID-19 pandemic.

Sales and marketing expenses increased $146.7 million, or 34%, in the nine months ended October 31, 2020, primarily due to:
▪An increase of $93.2 million in personnel costs due to higher headcount, annual merit increases, the addition of Seal employees to our workforce and higher commissions in line with higher sales;
▪An increase of $25.2 million in stock-based compensation expense due to higher headcount;
▪An increase of $20.7 million in marketing and advertising expense, primarily due to higher spend on online advertising platforms to capture the increase in demand;
▪An increase of $13.1 million in allocated overhead due to higher technology and facility costs; and
▪An increase of $5.0 million in depreciation and amortization due to the depreciation of additional fixed assets and the amortization of certain intangible assets acquired in the Seal and Liveoak acquisitions; partially offset by
▪A decrease of $13.9 million in travel expenses due to travel restrictions resulting from the COVID-19 pandemic.

Research and Development

	Three Months Ended October 31,		2020 versus 2019	Nine Months Ended October 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Research and development	$73,362	$48,758	50%	$191,387	$133,458	43%
Percentage of revenue	19%	20%		19%	19%

Research and development expenses increased $24.6 million, or 50%, in the three months ended October 31, 2020, primarily due to increases of $14.3 million in personnel costs and $7.2 million in stock-based compensation. Research and development expenses increased $57.9 million, or 43%, in the nine months ended October 31, 2020, primarily due to increases of $38.9 million in personnel costs and $14.6 million in stock-based compensation expense. The increases in both periods were primarily driven by higher headcount, annual merit increase and grants, and the addition of Seal and Liveoak employees to our workforce.

General and Administrative

	Three Months Ended October 31,		2020 versus 2019	Nine Months Ended October 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
General and administrative	$50,256	$33,546	50%	$140,513	$111,562	26%
Percentage of revenue	13%	13%		14%	16%

General and administrative expenses increased $16.7 million, or 50%, in the three months ended October 31, 2020, primarily due to:
▪Increases of $6.6 million in personnel costs and $4.1 million in stock-based compensation due to higher headcount, annual merit increases and grants, and the addition of Seal employees to our workforce; and
▪An increase of $2.6 million in professional fees due to higher legal and consulting fees.

General and administrative expenses increased $29.0 million, or 26%, in the nine months ended October 31, 2020, primarily due to:
▪Increases of $15.0 million in personnel costs and $3.5 million in stock-based compensation due to higher headcount, annual merit increases and grants, and the addition of Seal employees to our workforce; and
▪An increase of $3.5 million in bad debt reserve related to the impact of the COVID-19 pandemic.

Interest Expense

	Three Months Ended October 31,		2020 versus 2019	Nine Months Ended October 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Interest expense	$7,769	7,364	5%	$23,013	$21,793	6%
Percentage of revenue	2%	3%		2%	3%

Interest expense remained relatively flat in the three and nine months ended October 31, 2020 and primarily consisted of interest expense and amortization of discount and transaction costs on the Notes.

Interest Income and Other Income (Expense), Net

	Three Months Ended October 31,		2020 versus 2019	Nine Months Ended October 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Interest income	$1,385	$4,421	(69)%	$6,591	$12,039	(45)%
Foreign currency gain (loss)	(1,213)	711	NM	(333)	(550)	(39)%
Other	(483)	669	NM	(226)	4,060	NM
Interest income and other income (expense), net	$(311)	$5,801	NM	$6,032	$15,549	(61)%
Percentage of revenue	—%	3%		1%	2%

Interest income and other income (expense), net, decreased by $6.1 million and $9.5 million, in the three and nine months ended October 31, 2020, primarily due to lower interest income, losses on the revaluation of our foreign currency denominated monetary assets and liabilities, and amortization on our marketable securities.

Provision for Income Taxes

	Three Months Ended October 31,		2020 versus 2019	Nine Months Ended October 31,		2020 versus 2019
(in thousands, except for percentages)	2020	2019		2020	2019
Provision for income taxes	$1,941	$1,038	87%	$4,916	$3,552	38%
Percentage of revenue	—%	1%		1%	—%

Provision for income taxes increased by $0.9 million in the three months ended October 31, 2020 and increased by $1.4 million in the nine months ended October 31, 2020. The provision consisted primarily of foreign tax expenses resulting from foreign earnings in certain foreign jurisdictions, partially offset by excess benefits from stock option settlements.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of October 31, 2020, we had $598.6 million in cash and cash equivalents and short-term investments. We also had $76.8 million in long-term investments that provide additional capital resources. Since inception we have financed our operations primarily through equity financings and payments by our customers for use of our product offerings and related services. In addition, in September 2018 we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, which are further described in Note 9 of our condensed consolidated financial statements.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we have generated losses from operations in the past as reflected in our accumulated deficit of $1.3 billion as of October 31, 2020, we generated positive cash flows from operations of $234.7 million in the nine months ended October 31, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized or in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable increased by $11.4 million, excluding the impact from acquisitions, in the nine months ended October 31, 2020, and decreased by $15.1 million in the nine months ended October 31, 2019, which resulted in a $26.5 million decrease in cash provided by operating activities year over year. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. Our contract liabilities increased by $172.5 million, excluding the impact from acquisitions, in the nine months ended October 31, 2020, compared to an increase of $44.3 million in the nine months ended October 31, 2019. The year over year increase contributed an additional $128.2 million to cash provided by operating activities. Therefore, our growth in billings to existing and new customers has a material net beneficial impact on our cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$234,721	$70,191	$164,530
Investing activities	100,064	(350,795)	450,859
Financing activities	(202,435)	(39,153)	(163,282)
Effect of foreign exchange on cash and cash equivalents	1,432	(310)	1,742
Net change in cash, cash equivalents and restricted cash	$133,782	$(320,067)	$453,849

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $164.5 million, driven by an increase in the add-back of non-cash expenses of $98.1 million and an increase in the net cash provided by changes in operating assets and liabilities by $76.4 million. The higher add-back was primarily due to increases of $52.4 million in stock-based compensation expense driven by higher headcount and $43.4 million non-cash amortization expense.

The increase in the net cash provided by changes in operating assets and liabilities was primarily due to:
▪An increase of $128.2 million in cash provided by changes in contract liabilities;
▪An increase of $30.2 million in cash provided by changes in accrued compensation; and
▪An increase of $17.3 million in cash provided by changes in accrued expenses and other liabilities; partially offset by
▪An increase of $66.8 million in cash used from changes in deferred contract acquisition and fulfillment costs;
▪An increase of $26.5 million in cash used from changes in accounts receivable; and
▪An increase of $7.4 million in cash used from changes in other assets.

Cash Flows from Investing Activities

Net cash provided by investing activities was $100.1 million, as compared to $350.8 million net cash used in investing activity in prior year. This change was primarily due to cash inflows of $353.1 million from net maturities and sales of marketable securities compared to cash outflows of $293.2 million from net purchases of marketable securities in prior year. Additionally, there was a $10.2 million decrease in purchases of strategic investments. The cash inflows were partially offset by cash outflows of $180.4 million paid for acquisitions, net of cash acquired, and a $22.1 million increase in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $163.3 million due to a $122.0 million increase in cash used to remit tax withholding obligations on settled RSUs, a $47.3 million decrease in proceeds from exercises of stock options, partially offset by a $6.0 million increase in proceeds from purchases under the ESPP.

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

As of October 31, 2020, we had unused letters of credit outstanding associated with our various operating leases totaling $8.3 million.

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

Reconciliation of gross profit and gross margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
GAAP gross profit	$285,092	$187,538	$759,671	$523,917
Add: Stock-based compensation	11,782	7,150	30,010	20,808
Add: Amortization of acquisition-related intangibles	3,376	1,348	7,856	4,356
Add: Employer payroll tax on employee stock transactions	1,676	715	4,450	1,908
Non-GAAP gross profit	$301,926	$196,751	$801,987	$550,989
GAAP gross margin	74%	75%	74%	75%
Non-GAAP adjustments	5%	4%	4%	4%
Non-GAAP gross margin	79%	79%	78%	79%

GAAP subscription gross profit	$296,712	$194,894	$784,537	$544,572
Add: Stock-based compensation	5,777	3,534	14,655	8,931
Add: Amortization of acquisition-related intangibles	3,376	1,348	7,856	4,356
Add: Employer payroll tax on employee stock transactions	722	337	2,183	769
Non-GAAP subscription gross profit	$306,587	$200,113	$809,231	$558,628
GAAP subscription gross margin	81%	82%	81%	82%
Non-GAAP adjustments	3%	2%	2%	3%
Non-GAAP subscription gross margin	84%	84%	83%	85%

GAAP professional services and other gross loss	$(11,620)	$(7,356)	$(24,866)	$(20,655)
Add: Stock-based compensation	6,005	3,616	15,355	11,877
Add: Employer payroll tax on employee stock transactions	954	378	2,267	1,139
Non-GAAP professional services and other gross loss	$(4,661)	$(3,362)	$(7,244)	$(7,639)
GAAP professional services and other gross margin	(71)%	(64)%	(49)%	(53)%
Non-GAAP adjustments	42%	35%	35%	33%
Non-GAAP professional services and other gross margin	(29)%	(29)%	(14)%	(20)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
GAAP loss from operations	$(48,470)	$(43,997)	$(148,958)	$(151,156)
Add: Stock-based compensation	80,920	52,736	203,238	150,799
Add: Amortization of acquisition-related intangibles	7,357	4,305	19,032	13,458
Add: Acquisition-related expenses	336	—	7,962	—
Add: Employer payroll tax on employee stock transactions	$8,959	$3,844	24,766	13,463
Non-GAAP income from operations	$49,102	$16,888	$106,040	$26,564
GAAP operating margin	(13)%	(18)%	(15)%	(22)%
Non-GAAP adjustments	26%	25%	25%	26%
Non-GAAP operating margin	13%	7%	10%	4%

Reconciliation of net income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2020	2019	2020	2019
GAAP net loss	$(58,491)	$(46,598)	$(170,855)	$(160,952)
Add: Stock-based compensation	80,920	52,736	203,238	150,799
Add: Amortization of acquisition-related intangibles	7,357	4,305	19,032	13,458
Add: Acquisition-related expenses	336	—	7,962	—
Add: Employer payroll tax on employee stock transactions	8,959	3,844	24,766	13,463
Add: Amortization of debt discount and issuance costs	$7,044	$6,645	20,828	19,647
Non-GAAP net income	$46,125	$20,932	$104,971	$36,415

Computation of free cash flow:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Net cash provided by operating activities	$57,443	$(1,869)	$234,721	$70,191
Less: Purchases of property and equipment	(19,393)	(12,280)	(64,144)	(42,071)
Non-GAAP free cash flow	$38,050	$(14,149)	$170,577	$28,120
Net cash provided by (used in) investing activities	$9,691	$(19,067)	$100,064	$(350,795)
Net cash used in financing activities	$(95,203)	$(6,186)	$(202,435)	$(39,153)

Computation of billings:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Revenue	$382,923	$249,502	$1,022,149	$699,076
Add: Contract liabilities and refund liability, end of period	702,691	435,898	702,691	435,898
Less: Contract liabilities and refund liability, beginning of period	(638,790)	(412,953)	(522,201)	(390,887)
Add: Contract assets and unbilled accounts receivable, beginning of period	20,395	17,757	15,082	13,436
Less: Contract assets and unbilled accounts receivable, end of period	(26,808)	(20,805)	(26,808)	(20,805)
Add: Contract assets and unbilled accounts receivable by acquisitions	—	—	6,589	—
Less: Contract liabilities and refund liability contributed by acquisitions	—	—	(9,344)	—
Non-GAAP billings	$440,411	$269,399	$1,188,158	$736,718

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of October 31, 2020, we had cash, cash equivalents and investments totaling $675.4 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximately $1.3 million decrease of the fair value of our investment portfolio as of October 31, 2020. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the third quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims, including intellectual property, commercial, employment and employee benefits claims, that arise in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims, including claims from third parties asserting, among other things, infringement of their intellectual property rights, claims concerning employment and employee-related matters, and other various claims and controversies. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of claims, including any claims related to third-party proprietary rights, to establish our proprietary rights, or to respond to claims generally. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this Risk Factors Summary. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business. As a result, the following summary risks do not contain all of the information that may be important to you, and you should read them together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” and with the other information in this Quarterly Report on Form 10-Q. Additional risks beyond those summary risks discussed below, in “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q, could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. Consistent with the foregoing, we are exposed to a variety of risks, including the following significant risks:

▪We have sustained net losses since inception and we may not achieve or sustain profitability in the future.

▪We derive a majority of our revenue from our e-signature solutions and any decline in sales (or decline or slower adoption) of e-signature without increase in our other solutions could adversely affect our results of operations.

▪The market for software used to prepare, sign, act on and manage agreements is relatively new and evolving and if the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.

▪We must continue to grow our customer base to increase our revenue. If we are unable to attract new customers and retain and expand sales to existing customers, our revenue growth will be adversely affected.

▪We depend on co-located data centers, third-party cloud providers and our own technical operations infrastructure to securely deliver our products and solutions to our customers.

▪Our business could be damaged, our reputation could be harmed, and we could be subject to liability if there is any unauthorized access to our data or our users’ content, including through data breaches, cyberattacks or other malicious activity.

▪Our recent rapid growth may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively. We may not be able to scale our business quickly enough to meet the growing needs of our customers and if we are not able to grow efficiently, our operating results could be harmed.

▪We recognize revenue from subscriptions over the term of the relevant contract; therefore, downturns or upturns in sales contracts are not immediately reflected in full in our operating results.

▪We operate in competitive markets and the market for our products is continuing to evolve. We must evolve to meet the needs of our customers and accurately forecast, develop, and price for the market potential of our products in order to continue to compete effectively.
▪If our products, solutions and support fail to perform properly and if we fail to develop enhancements to resolve any defect or other problems, our reputation could suffer, we could lose customers, we may become subject to service performance or warranty claims and our market share could decline.

▪We have incurred substantial indebtedness that may decrease our business flexibility and ability to pursue inorganic growth opportunities, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

▪We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations, in particular those related to privacy and data protection, could also result in additional costs and liabilities to us or inhibit sales of our software.

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including in the preceding Risk Factors Summary, our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Business and Industry

We cannot predict the impact of the COVID-19 pandemic on our business, results of operations and financial condition.

The impact of the continuing COVID-19 pandemic and related public health measures on our business will depend largely on future developments, including the duration and severity of the COVID-19 pandemic, which are highly uncertain and cannot be accurately predicted.

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

We have undertaken measures to mitigate the effect of the COVID-19 pandemic on our business and to protect our employees, partners and customers, including by imposing travel restrictions for our employees, providing almost all employees the opportunity to work remotely until at least May 31, 2021, limiting capacity at any of our offices which have reopened or may reopen during the pandemic’s duration, and shifting customer, partner and investor events to virtual-only formats. However, there can be no assurance that these measures will be effective, or that we can adopt them without adversely affecting our business operations. For example, our management team has been focusing additional time on planning for and mitigating the risks of the COVID-19 pandemic, which may reduce the amount of time available for other initiatives. As our offices reopen, planning and risk management for these reopenings will require further additional time from management and other employees, which may further reduce the amount of time available for other initiatives. The COVID-19 pandemic may also lead to inefficiencies of our employees, operational and cybersecurity risks and other circumstances which could have an adverse impact to our results of operations.

In addition, the COVID-19 pandemic has caused significant volatility in financial markets and has created a global recession which may be long-term. Further, the full effects of the COVID-19 pandemic cannot be predicted as a result of uncertainties including the extent and rate of the spread, the possibility, timing and deployment of any vaccine, treatment, or cure or stop to the spread, and the potential for additional peaks in infection rates through early 2021. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions, school and business closures, and quarantines, have contributed to a general slowdown in the global economy, which could adversely impact our customers and partners and disrupt our operations. Changes in our operations in respect to COVID-19 or employee illnesses resulting from the COVID-19 pandemic may result in inefficiencies or delays that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies.

Finally, to the extent that the COVID-19 pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section will be exacerbated.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $170.9 million and $161.0 million in the nine months ended October 31, 2020 and 2019, and as of October 31, 2020, we had an accumulated deficit of $1.3 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. As a result of these investments and due to our status as a public company, we also expect to incur increased compliance costs. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business. Moreover, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems during government mandated shelter-in-place orders. Further, we may face additional security incidents in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of sensitive and proprietary information of DocuSign or our customers, partners or employees, and such incidents may in the future result in regulatory enforcement actions, litigation (including a new private right of action under the California Consumer Privacy Act (“CCPA”), as described in the risk factor below titled “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations could also result in additional costs and liabilities to us or inhibit sales of our software.”), indemnity obligations and other possible liabilities, in addition to the potential harms described above.

Additionally, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. Our ability to monitor our third-party service providers’ data security is limited and any breach of our providers’ security measures may result in unauthorized access to, or misuse, loss or destruction of, our and our customers’ data.

Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based service providers have been and are expected to continue to be targeted. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks and other methods that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments and identity theft. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us, our service providers, our partners and our customers to entirely mitigate these risks. If our security measures, or the security measures of our service providers, partners or customers, are compromised, our reputation could be damaged, our ability to attract and retain customers could be adversely affected and our business may be harmed. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenues due to decrease in customer trust and network downtime, increases in insurance costs due to cybersecurity incidents and damages to our reputation because of any such incident.

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

As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, on September 4, 2018 we acquired SpringCM, a provider of cloud-based document generation and contract lifecycle management software, on May 1, 2020 we acquired Seal Software Group Limited, a provider of contract analytics software, and on July 6, 2020 we acquired Liveoak Technologies, Inc., a provider of a secure agreement-collaboration and identity verification platform. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. If we are able to complete future acquisitions and investments, such transactions may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management attention, increasing our expenses, and subjecting us to additional liabilities. An acquisition may also negatively affect our financial results because it may:

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

We may be subject to legal proceedings and litigation for a variety of claims, including labor and employment issues, intellectual property disputes, securities law violations and other matters, which may be costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others or if the cost and time-commitment of litigation diverts resources from our other business activities.

From time to time, we may be involved as a party or an indemnitor in disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits and proceedings regarding labor and employment issues, commercial disagreements, securities law violations and other matters. In particular, the software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities covered by such intellectual property and may be unable to compete effectively. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, including those currently pending, regardless of their merit, can be time consuming, costly to defend in litigation and damage our reputation and brand.

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

Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us or that we may bring against others, lawsuits are time-consuming and expensive to resolve, divert management’s time and attention, and could harm our reputation. Although we carry general liability insurance, our insurance may not cover potential claims that arise or may not be adequate to indemnify us for all liability that may be imposed. We may also determine that the most cost-effective way to resolve a dispute is to enter into a settlement agreement. Litigation is inherently unpredictable and we cannot predict the timing, nature, controversy or outcome of lawsuits or cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results or financial condition.

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

Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. For example, on September 8, 2020, Cynthia Gaylor became our Chief Financial Officer and Michael Sheridan, our outgoing Chief Financial Officer, became President of International. Our senior management and key employees are employed on an at-will basis. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, retain and motivate members of our senior management team and key employees, our business could be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2020, 2019 and 2018 total revenue generated from customers outside the U.S. was 18%, 17% and 17% of our total revenue. As of October 31, 2020, we have offices in the United States, the United Kingdom, France, Germany, Ireland, Israel, Australia, Singapore, Japan, Brazil, Sweden and Egypt. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of October 31, 2020, approximately 28% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
▪potential changes in trade relations arising from U.S. policy initiatives;
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

Risks Related to Governmental Regulation including Taxation

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

Despite significant investment, our current controls and any new controls that we develop may become inadequate because of changes in business conditions. For example, because we have acquired companies in the past and may continue to do so in the future, we need to effectively expend resources to integrate the controls of these acquired entities with ours. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in the periodic reports that we file with the SEC. If our management team or independent registered public accounting firm were to furnish an adverse report, or if it is determined that we have a material weakness or significant deficiency in our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities or shareholder litigation.

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

We receive, store and process personal information and other data from and about customers, our employees, partners and service providers. In addition, customers use our products and solutions to obtain and store personal information, health information (including protected health information) and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade

Commission (the “FTC”), the U.S. Department of Health and Human Services Office for Civil Rights (the “OCR”), and various state, local and foreign agencies and other authorities. Our data handling also is subject to contractual obligations and industry standards.

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

▪The EU General Data Protection Regulation (the “GDPR”), which became effective in May 2018, imposes strict requirements related to processing the personal data of EU individuals. EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of a noncompliant company’s annual global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims. The GDPR imposes compliance burdens on us, including by mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how we collect, use, disclose, retain and process information about them. Additionally, the United Kingdom (“UK”) implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. The Data Protection Act also imposes fines of up to the greater of £17 million of 4% of global turnover, in addition to the fines under the GDPR. The United Kingdom's planned departure in January 2020 from the EU (commonly referred to as Brexit) has created uncertainty with regard to the requirements for data transfers between the UK and the EU and other jurisdictions, and it is still unclear whether the transfer of data from the European Economic Area to the UK will remain lawful under GDPR following “Brexit.” The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny.

▪On July 16, 2020, the Court of Justice of the EU (the “Court of Justice”) invalidated the European Union-United States (“EU-U.S.”) Privacy Shield on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. On August 10, 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced EU-U.S. Privacy Shield framework to comply with the July 16 judgment of the Court of Justice. We rely on approved Binding Corporate Rules as both a data processor and data controller, which provide an alternative to Privacy Shield certification for legalizing EU-U.S. cross-border flows of personal data within and among DocuSign entities and systems, in compliance with GDPR and other applicable data protection laws. Our SpringCM business, acquired in 2018, relied on the Privacy Shield at acquisition, but is expected to be included under our Binding Corporate Rules in the near-term. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Binding Corporate Rules, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Binding Corporate Rules alone may not necessarily be sufficient in all circumstances. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding the Court of Justice’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Binding Corporate Rules, for cross-border data transfers. To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the European Economic Area, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Additional changes to data protection laws or regulations in the EU that limit or prevent transfers of personal data from the EU to the U.S. could cause us to incur penalties under GDPR and could increase the cost and complexity of operating our business.

▪The CCPA took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA, was passed in the recent election on November 3, 2020. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA and the CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, particularly in the event of a data breach. Additionally, the CCPA has prompted a number of proposals in the U.S. for new federal and state-level privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

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

▪We may be subject to numerous other laws including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act (“GLBA”), and other state laws relating to privacy. As such, we may be subject to increased liability and compliance costs, and noncompliance with the these regulations could adversely affect our business.

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

Foreign governments also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products and solutions or could limit our end-customers’ ability to implement our products and solutions in those countries. Changes in our products and solutions or future changes in export and import regulations may create delays in the introduction of our products and solutions in international markets, prevent our end-customers with international operations from deploying our products and solutions globally or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products and solutions by, or in our decreased ability to export or sell our products and solutions to, existing or potential end-customers with international operations. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would adversely affect our business, operating results and prospects.

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

General Risk Factors

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

Our ESPP provides eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share. As of October 31, 2020, 6.3 million shares of our common stock are reserved for issuance under our ESPP. Pursuant to our 2018 Plan, our management is authorized to grant stock options, restricted stock units and other equity awards to our employees, directors and consultants. As of October 31, 2020, 32.4 million shares of our common stock are reserved and available for issuance under our 2018 Plan. Additionally, the number of shares of our common stock reserved for issuance under our ESPP and 2018 Plan will automatically increase on February 1 of each year, through and including February 1, 2028, by 1% and 5%, respectively, of the total number of shares of our capital stock outstanding on January 31 of the preceding fiscal year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future purchase or grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than by paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The last reported sales price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the three months ended July 31, 2020 and October 31, 2020. As a result, the Notes became convertible on August 1, 2020 and continue to be convertible through January 31, 2021.

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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. Pursuant to the terms of the indenture governing the Notes, the Notes became convertible on August 1, 2020 and continue to be convertible through January 31, 2021. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.1#	Amended and Restated Non-Employee Director Compensation Policy			Filed herewith
10.2#	Offer Letter, dated as of August 28, 2020, by and between Registrant and Cynthia Gaylor			Filed herewith
10.3	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers	8-K	001-38465	10.1	December 3, 2020
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan, contract or agreement
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2020

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Chief Financial Officer
(Principal Accounting and Financial Officer)