Form 10-K
period 2021-01-31
DOCUSIGN, INC.
filed 2021-03-31
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2020, based on the closing price of $216.83 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on that date, was approximately $39.1 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant has 193,087,560 shares of common stock, par value $0.0001, outstanding at February 26, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission (“the SEC”), within 120 days of the fiscal year ended January 31, 2021.

DOCUSIGN, INC.
FORM 10-K
Fiscal Year Ended January 31, 2021

DocuSign, Inc.| 2021 Form 10-K | 2

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations, and the impact of the ongoing coronavirus pandemic (the “COVID-19 pandemic”) on our financial conditions and results of operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, including risks and uncertainties related to the COVID-19 pandemic. Many risks and uncertainties are currently elevated by, and may or will continue to be elevated by, the COVID-19 pandemic. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

DocuSign, Inc.| 2021 Form 10-K | 3

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.
DocuSign, Inc.| 2021 Form 10-K | 4

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

The DocuSign Agreement Cloud is our cloud software suite for automating and connecting the entire agreement process. It includes DocuSign eSignature, the world’s #1 electronic signature solution. DocuSign eSignature allows an agreement to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. The Agreement Cloud also includes several other applications for automating pre- and post-signature processes—for example, automatically generating an agreement from data in other systems, supporting negotiation workflow, collecting payment after signatures, and using artificial intelligence (“A”I) to analyze a collection of agreements for risks and opportunities. Finally, the Agreement Cloud includes hundreds of integrations to other systems, so agreement processes can integrate with larger business processes and data.

The DocuSign Agreement Cloud has more than 890,000 customers and hundreds of millions of users.

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

To address our opportunity, our sales and marketing strategy focuses on enterprise businesses, commercial businesses, and very small businesses (“VSBs”). We rely on our direct sales force and partnerships to sell to enterprises and commercial businesses, and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We offer subscriptions to our products, which include editions with varying functionality for different customers’ needs—as well as products and features specific to particular geographies or industries. We also focus on customer adoption, success and expansion. This helps us deliver continued value and creates opportunities for increased usage.

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

The Agreement Cloud is an umbrella for:
DocuSign, Inc.| 2021 Form 10-K | 5

•A suite of applications that span the entire agreement process. These applications and add-ons are detailed below under “Our Products.”
•Hundreds of integrations with other systems where work gets done, such as applications offered by Google, Microsoft, Oracle, Salesforce, SAP, and Workday. For example, because of an integration that embeds DocuSign functionality into the Salesforce user experience, a sales representative can generate, send, and track an agreement via DocuSign services without ever leaving the Salesforce application. Behind the scenes, account data from Salesforce can automatically pre-fill the agreement. After signature, DocuSign services can pass any other data collected or generated in the agreement process back to Salesforce.
•Platform technologies such as APIs (application programming interfaces) and common infrastructure, detailed below in “Our Technology, Infrastructure and Operations.”

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
•Highly available. Our main infrastructure is powered by near real-time data synchronization across a ring of three geo-dispersed data centers in the United States (“U.S.”), and a similar ring of data centers in Europe. This infrastructure has enabled us to deliver over 99.99% availability to our eSignature customers and users worldwide over the past 12 months.
•Globally adopted. Our expertise in electronic signature and other agreement technologies is truly global. This is key, given that different regions have different laws, standards and cultural norms. We enable multiple parties in different jurisdictions to complete agreements and other documents in a legally valid manner. In Europe, we have offerings tailored for the European Union's (“EU’s”) eIDAS regulations, as well as for verifying European eIDs. To follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko to represent their signatures on an agreement.
•Highly auditable. With DocuSign eSignature, every signed document is backed by a unique, auditable Certificate of Completion, automatically capturing key signing details to help authenticate the document. It includes party names, email addresses, public IP addresses, and a time-stamped record of individuals’ interactions with the document. This level of evidence and auditability exceeds what was possible with traditional ink-on-paper signatures.
•Vertical solutions. We offer solutions specific to particular industries. In some cases, these may be variants of a product like DocuSign eSignature—for example, our additional DocuSign eSignature options for supporting compliance with U.S. Food and Drug Administration regulations. In other cases, it may be a distinct product for an industry, such as Rooms for Real Estate, which includes task management, templates, and workflow for real estate transactions.
•Simple to use. A key reason we have hundreds of thousands of customers, and hundreds of millions of signers, is our products’ usability. Especially with DocuSign eSignature, we are widely known for our ease of use and customer satisfaction. For example, as of March 2021, our DocuSign eSignature app had more than 230,000 ratings with an average score of 4.9 out of 5 stars on Apple's App Store.
•Developer-friendly. Our extensive APIs enable DocuSign products to be quickly embedded into or connected with an organization’s own apps, systems and processes. In the case of DocuSign eSignature, this has led to the majority of transactions being driven through our API today. By integrating with the other systems our customers use to do business—as opposed to simply being a standalone app—we promote greater usage and engagement with our products.

We believe customers benefit from working with us in four main ways:
•Accelerated transactions and business processes. By replacing manual, paper-driven processes with automated digital workflows, DocuSign can substantially reduce the time and labor necessary to complete agreements. In fiscal 2021, 80% of all transactions on our DocuSign eSignature platform were completed in less than 24 hours and 44% within 15 minutes. Our other products also contribute to faster turnaround times, such as less time spent creating new agreements or less time spent finding completed agreements that include certain legal provisions.
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
DocuSign, Inc.| 2021 Form 10-K | 6

•Reduced cost of doing business. We believe that when manual processes are digitally transformed, the cost of doing business goes down. When organizations replace paper-based processes with DocuSign eSignature, for example, organizations see significant cost savings per agreement in labor and materials (paper, printer/copier consumables, envelopes, and postage). Our other Agreement Cloud products help reduce legal costs in finding and reviewing documents, reduce customer-support costs by automatically guiding customers through complex agreement forms, and focus sales representatives’ time on selling rather than paperwork by automating agreement generation.
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
•Expand DocuSign eSignature use cases within existing customers. A company’s first exposure to the DocuSign Agreement Cloud is often when DocuSign eSignature is used to accelerate the execution of sales agreements. Once a company begins to realize the benefits, we often have an opportunity to expand into other use cases—for example, going from sales into services, human resources, finance, and other functions—thereby increasing the overall number of agreement processes that are automated. Our largest and most advanced customers have hundreds of use cases deployed, but the vast majority of our customers have only deployed a few use cases. Thus, we believe there is strong potential to expand within our existing base. We will pursue this by augmenting our dedicated customer success team to identify and drive adoption of new use cases.

•Extend customer relationships to other Agreement Cloud products. We believe DocuSign eSignature is the natural on-ramp for customers into other Agreement Cloud offerings. Different customers will have their own paths for which products to buy next, and an increasing percentage of new customers are buying multiple Agreement Cloud products at the outset. We expect to expand and evolve our sales, customer success, and partnering organizations to further support sales and service to multi-product customers.
•Accelerate international expansion. In the year ended January 31, 2021, we derived 20% of our revenue from customers outside the U.S. We believe there is a substantial opportunity for us to increase our international customer base by leveraging and expanding investments in our technology, direct sales force and strategic partnerships around the world, as well as helping existing U.S.-based customers manage agreements across their international businesses. We expect offerings such as eIDAS-compliant Standards-Based Signature for the EU and eHanko functionality for Japan will help support our international growth.
•Continue augmenting our Agreement Cloud offerings. In addition to eSignature, the Agreement Cloud has several products that cover different aspects of the agreement process. We expect to continue investing in research and development to enhance those products, as well as to develop new products that further augment the Agreement Cloud. In addition, we expect to continue to use partnerships to offer new integrations and, in some cases, products for resale. Finally, we may acquire additional capabilities, such as the technology assets brought through our acquisitions of SpringCM (September 4, 2018), Seal Software (May 1, 2020) and Liveoak Technologies (July 6, 2020).

•Expand vertical solutions. While our overall value proposition is universal, we will continue to invest in sales, marketing and technical expertise across several industry verticals, each of which have differentiated business requirements. We also intend to continue enhancing solutions tailored for important verticals, such as real estate, mortgage, life sciences, and government.
•Strengthen and foster our developer community. With over 200,000 developer sandboxes created, which enable product development and testing in isolated environments, and the majority of transactions on our eSignature platform processed via our APIs today, we believe we have a strong developer community. Our easy-to-use and robust APIs allow developers to extend and integrate DocuSign products into their own applications. These developers help expand DocuSign functionality to other systems, thus driving greater usage of our offerings. We intend to continue investing in our APIs and other forms of support to further drive this virtuous cycle of value creation between developers and the DocuSign Agreement Cloud.
DocuSign, Inc.| 2021 Form 10-K | 7

Our Products

The Agreement Cloud includes a set of products that address different aspects of the agreement process, in some cases for particular market segments or industries. We therefore focus on assembling the right mix of Agreement Cloud products to address the specific needs of individual customers. For example, a biotech startup in San Francisco will have a different set of Agreement Cloud products than a multinational European consumer-packaged-goods company.

Key Agreement Cloud products include:
•eSignature, our anchor product. DocuSign eSignature enables sending and signing of agreements on a wide variety of devices, from virtually anywhere in the world, securely. We offer multiple editions and add-ons that can be combined to fit the needs of different organizational sizes, industries, and regions.
•CLM (Contract Lifecycle Management) automates workflows across the entire agreement process. It provides larger organizations the flexibility to model complex processes for generating, negotiating, acting on, and storing agreements.
•Insight uses artificial intelligence to search and analyze agreements by legal concepts and clauses. It can work across a large volume of agreements, both from DocuSign eSignature and from other sources.
•Analyzer helps customers understand what they’re signing before they sign it. An add-on to Insight, Analyzer uses artificial intelligence to analyze inbound agreements. It can detect the presence or absence of clauses by their type, score their risk, and extract key terms.
•CLM+ combines the three preceding products—CLM, Insight, and Analyzer—to provide AI-driven contract lifecycle management. The integration among the three products allows, for example, a contract to automatically be routed for review based on its risk score.
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
•eNotary offers the ability to execute in-person notarial acts electronically. As of March 2021, we offer eNotary for electronic documents and records in more than 20 states.

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

DocuSign, Inc.| 2021 Form 10-K | 8

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

The architecture, design, deployment and management of our core platform is centered on innovation in the following areas:
•Global security and privacy management. DocuSign’s foundational platform is built on industry-standard algorithms and patented and patent-pending security features and technologies in our product. Distributed transactions are digitally signed and hash-validated for consistency. Our service protocols and operations meet or exceed some of the most stringent U.S., EU and global security standards. DocuSign’s platform meets ISO27001, SSAE 18, SOC 1 Type 2, SOC 2 Type 2 and PCI certifications. In addition, DocuSign’s eSignature and CLM products are FedRAMP-authorized.
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
•Digital transaction processing. At the heart of our solution is a robust, proprietary digital transaction processing platform. It operates at global scale, dynamically routing, rendering, versioning and storing millions of documents per day in the year ended January 31, 2021. That platform is designed to convert even the most complicated documents from different formats into one encrypted and consistent form. Signatures can then be captured in our web application, mobile app for iOS and Android, or via signing experiences embedded in custom applications. In addition to signatures, DocuSign “tags” also permit the capture of user input during the signing and sending process and integrate with business or third-party partner systems via dynamic data binding; we recently added the ability to use AI to automatically apply tags to a document.
•Integration into companies’ systems and processes. Companies can incorporate eSignature into the fabric of their business systems and processes by using one of more than 350 pre-built connectors, or via a custom integration using our API. For a custom integration, the DocuSign Developer Center offers mobile or web app developers software development kits and technical documentation for our comprehensive API, helping them to integrate signing or sending experiences into their own applications. They can also use DocuSign Connect—a real-time transactional event delivery service—to initiate specific actions when Envelopes originate, a workflow advances, or signing completes.

DocuSign, Inc.| 2021 Form 10-K | 9

Research and Development

Since inception, we have invested to build the world’s leading electronic signature solution and Agreement Cloud. Our product and engineering team is responsible for the design, development, testing and certification of our products.

Our Customers

As of January 31, 2021, we had more than 890,000 paying customers globally, serving the needs of some of the largest enterprises and governmental organizations down to sole proprietors and individual end users. Our products meet the needs of all manner of industry categories-including real estate, financial services, insurance, health care, life sciences, government, higher education, communications, retail, manufacturing, travel and nonprofit—as well as the diverse number of customer-facing and back-office use cases within organizations—including sales, marketing, services, procurement, human resources, IT, legal and others. No single customer accounted for more than 10% of our revenues in fiscal 2021.

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

Sales

Our go-to-market model involves a combination of direct sales, partner-assisted sales and web-based self-service purchasing:
▪Direct Sales: We sell subscriptions primarily through our direct sales force across our field offices around the world. Our account executives and account managers focus on new and existing enterprise and commercial customers. Our direct sales team focuses on companies looking to streamline front office operations (e.g., sales, services or marketing) and back office operations (e.g., human resources, procurement, finance or legal). By expanding within an organization, we believe we can generate large amounts of incremental revenue through the addition of new users and Envelopes, plan upgrades, expansions, and additional offerings to other departments or business units.
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
▪ISVs: We partner with a host of leading independent software vendors—including our strategic partners above as well as vertical-oriented partners like Ellie Mae and Guidewire—to help bring the power of the DocuSign Agreement Cloud to customers around the world.
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
DocuSign, Inc.| 2021 Form 10-K | 10

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

Human Capital Management

Our mission is to simplify and accelerate the way organizations and individuals come to agreement. We are committed to building trust and making the world more agreeable for our employees, customers and the communities in which we live and work.

As of January 31, 2021, we had 5,630 employees, of which approximately 67% were in sales, marketing and customer success, 20% in engineering, product development and customer operations and 13% in general and administrative. We had approximately 71% of our employees based in the U.S. and the remainder in international locations. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Expanded Support During the COVID-19 Pandemic

In light of extraordinary circumstances under the COVID-19 pandemic, we have created new resources for our employees in order to assist with the transition to a remote work environment. The health and safety of our employees is of utmost priority. The majority of our employees have the opportunity to work remotely until October 2021, which may be extended for health and safety reasons. We have also invested in several programs designed to promote employee well-being and ensure that our employees are as effective at home as they would be in our offices worldwide. These include additional wellness benefits, additional time-off opportunities, and special reimbursements and stipends designed to support our employees and their families.

Talent and Career Development

We are a global, inclusive organization with an increasingly international footprint. As we continue to grow in new markets, we anticipate continuing to recruit in new geographies.

DocuSign, Inc.| 2021 Form 10-K | 11

DocuSign is recognized as a company where employees can develop their careers. During fiscal 2021, we were ranked among the Top 15 Best Places to Work (U.S. Large Company) on Glassdoor, and we have been listed as a Top 15 Best Places to Work (U.S. Large Companies) for the last 5 consecutive years. We measure our employee satisfaction yearly through our fall engagement survey.

At DocuSign, we believe in empowering employees so that they can do the work of their lives: we want everyone to be able do challenging and meaningful work in an environment where each employee can be heard, exchange ideas openly, learn new skills and build lasting relationships. We offer a number of resources to eligible employees to help engage and develop our employees including career development coursework and frameworks and education assistance for eligible employees.

Compensation and Benefits Programs

Our compensation programs are designed to recruit, reward and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, bonus or commission plan and equity awards tied to the value of our stock price. We also provide a range of health, savings, retirement, time-off and wellness benefits for our employees, which vary based on local regulations and norms.

Diversity and Inclusion

We believe that having diverse teams working in an inclusive environment will help us achieve better business results — across product innovation, customer experience and employee success.

The key pillars to our diversity and inclusion strategy include:

•Pipeline: We seek to increase the diversity of individual candidates applying to help us develop our products and our business.
•Candidate Experience: We have developed specialized interview training in which employees learn how to implement bias interrupters and understand the importance of building diverse slates of candidates and interviewers.
•Education: Through management training, speaker series and online learning, we are actively raising awareness, cultivating an inclusive culture and building practical skills for mitigating bias. For example, in fiscal 2021, we launched our Understanding Bias and Demonstrating Allyship workshop.
•Community: DocuSign’s Employee Resource Groups provide employees a way to meet colleagues outside peer groups, participate in personal and professional learning and development and give back to the community through volunteering, donation drives, and awareness campaigns.
•Data: We publish employee diversity information by gender and race/ethnicity on our website to promote accountability and underscore our commitment to diversity.

Engagement in our Communities

DocuSign is dedicated to corporate responsibility and putting our values into action. With DocuSign IMPACT, we are committed to harnessing the power of DocuSign's people, products, and profits to make a difference in the global communities where our employees and customers live and work. In 2018, we committed to donating at least $31 million in cash or stock to DocuSign IMPACT in the coming years. In addition, the use of our products is associated with decreased paper use for our customers and we are particularly committed to protecting our environment. We specifically donate to forest-protection and other environmental impact causes, amongst others. Additionally, we match funds given by our employees to qualifying non-profits.

We believe in promoting a culture of giving back and community support throughout our organization. As a company, we ensure that thousands of charitable organizations have the opportunity to use our products for free or at a discount every year. We also encourage our employees to take action in their own communities by volunteering and are proud to support their efforts by providing up to 24 hours of paid time off a year for volunteering. Our employees have volunteered thousands of hours collectively, including at organizations promoting healthier forests, echoing our company-wide commitment to environmental savings.

Our Competition

Our primary global competitor for eSignature is currently Adobe, which began to offer an electronic signature solution following its acquisition of EchoSign in 2011 (now known as Adobe Sign). Other global software companies may elect to
DocuSign, Inc.| 2021 Form 10-K | 12

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

As of January 31, 2021, we had 46 issued patents in the U.S. and 68 issued patents in foreign countries, which expire between July 2021 and November 2036, and 53 patent applications pending examination and two allowed patent applications in the U.S. and 8 patent applications pending examination and one allowed application in foreign countries.

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

Corporate Information

We were incorporated as DocuSign, Inc. in Washington in April 2003. We merged with and into DocuSign, Inc., a Delaware corporation, in March 2015. Our website address is www.DocuSign.com. The information contained in, or accessible through, our website or any other websites referred to in this Annual Report on Form 10-K are not incorporated into this filing. Further, our references to website addresses are only as inactive textual references.

DocuSign, Inc.| 2021 Form 10-K | 13

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at investor.docusign.com, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC, when such reports are available on the SEC’s website at www.sec.gov. We use our website, including our investor relations website at investor.docusign.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

DocuSign, Inc.| 2021 Form 10-K | 14

ITEM 1A. RISK FACTORS

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this Risk Factors Summary. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business. As a result, the following summary risks do not contain all of the information that may be important to you, and you should read them together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” and with the other information in this Annual Report on Form 10-K. Additional risks beyond those summary risks discussed below, in “Risk Factors” or elsewhere in this Annual Report on Form 10-K, could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. Consistent with the foregoing, we are exposed to a variety of risks, including the following significant risks:
•We cannot predict the full impact of the COVID-19 pandemic on our business, results of operations and financial condition.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•We derive a majority of our revenue from our e-signature solutions, and slower or declining adoption of our of e-signature solutions, without a corresponding increase in the use of our other product and solutions, could cause our operating results to suffer.
•The market for our products and solutions is relatively new and evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.
•If we are unable to attract new customers and retain and expand sales to existing customers, our revenue growth will be adversely affected.
•We depend on co-location data centers and third-party cloud providers, as well as our own technical operations infrastructure to provide our products and solutions to our customers in a timely manner. Interruptions or delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.
•Our systems and security measures have been, and may in the future be, compromised or subject to data breaches, cyberattacks or other malicious activity. Consequently, our products and solutions may be perceived as not being secure. This may result in customers reducing or stopping their use of our products or solutions, our reputation being harmed, our incurring significant liabilities and adverse effects on our operating results and growth prospects.
•Our recent rapid growth may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
•Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales contracts are not immediately reflected in full in our operating results.
•The market in which we participate is highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.
•If our products and solutions fail to perform properly and if we fail to develop enhancements to resolve any defect or other problems, we could lose customers or become subject to service performance or warranty claims and our market share could decline.
•We have incurred substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.
•We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations, in particular those related to privacy and data protection, could also result in additional costs and liabilities to us or inhibit sales of our software.

DocuSign, Inc.| 2021 Form 10-K | 15

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including in the preceding Risk Factors Summary, and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business and Industry

We cannot predict the full impact of the COVID-19 pandemic on our business, results of operations and financial condition.

The full impact of the continuing COVID-19 pandemic and related public health measures on our business will depend largely on future developments, including the duration and severity of the COVID-19 pandemic, which are highly uncertain and cannot be accurately predicted. The full effects of the COVID-19 pandemic cannot be predicted as a result of uncertainties including the extent and rate of the ongoing spread of the virus, the deployment of vaccines, national, local and state governmental responses to the crisis including restrictions on travel and business activities, and the potential for additional peaks in infection rates in 2021.

The COVID-19 pandemic has created and is likely to continue to create significant uncertainty in global financial markets. To date, due to the widespread shift by businesses to remote, web-enabled operations and digital agreements, we have experienced a substantial increase in overall demand for our products, particularly DocuSign e-signature. Although this has resulted in a significant increase in customer spending across almost all industries and regions we serve, the growth we have experienced may not continue in future periods. In addition, we have experienced slower growth or declining spending in certain industries most impacted by the pandemic, such as travel and hospitality. As the pandemic continues, we may experience volatility in customer demand; increased customer churn; increases in late payment or non-payment by customers; delayed purchasing decisions; and increased pressure on pricing, discounts and payment terms, any of which could materially harm our business, results of operations and overall financial performance.

We have undertaken measures to mitigate the effect of the COVID-19 pandemic on our business and to protect our employees, partners and customers, including by imposing travel restrictions for our employees, providing almost all employees the opportunity to work remotely until at least October 4, 2021, limiting capacity at any of our offices which have reopened or may reopen during the pandemic’s duration, and shifting customer, partner and investor events to virtual-only formats. However, there can be no assurance that these measures will be effective, or that we can adopt them without adversely affecting our business operations. For example, our management team has been focusing additional time on planning for and mitigating the risks of the COVID-19 pandemic, which may reduce the amount of time available for other initiatives. As our offices reopen, planning and risk management for these reopenings will require further additional time from management and other employees. Changes in our operations with respect to COVID-19 or employee illnesses resulting from the COVID-19 pandemic may result in inefficiencies or delays that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies. These changes may also lead to inefficiencies of our employees, operational and cybersecurity risks and other circumstances which could have an adverse impact to our results of operations.

Finally, to the extent that the COVID-19 pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section will be exacerbated.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $243.3 million, $208.4 million and $426.5 million in the years ended January 31, 2021, 2020 and 2019. As of January 31, 2021, we had an accumulated deficit of $1.4 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

DocuSign, Inc.| 2021 Form 10-K | 16

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:
•fluctuations in demand for or pricing of our products and solutions, including due to the current COVID-19 pandemic;
•our ability to attract new customers;
•our ability to renew our subscriptions with, and expand sales of our products and solutions to, our existing customers;
•timing of revenue recognition;
•customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions, including cost-cutting measures or other effects of the COVID-19 pandemic;
•the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers, or strategic partners;
•our ability to control costs, including our operating expenses;
•our ability to continue operating remotely due to the COVID-19 pandemic;
•potential accelerations of prepaid expenses and deferred costs;
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
•the amount and timing of costs associated with recruiting, training and integrating new employees;
•issues relating to acquisitions and partnerships with third parties;
•general economic, market, and industry conditions, including resulting from the COVID-19 pandemic;
•the impact of new accounting pronouncements;
•changes in laws and regulations that affect our business;
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and solutions; and
•awareness of our brand on a global basis.

If our operating results fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action lawsuits.

We derive a majority of our revenue from our e-signature solutions, and slower or declining adoption of our e-signature solutions, without a corresponding increase in the use of our other products and solutions, could cause our operating results to suffer.

Sales of subscriptions to our e-signature solutions account for substantially all of our subscription revenue and are the source of substantially all of our professional services revenue. Although we continue to add to our suite of products and solutions for automating the agreement process, we expect that we will be substantially dependent on our e-signature solutions to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:

•any decline in demand for our e-signature solutions;
•macro- and micro-economic effects of the COVID-19 pandemic;
•the failure of our e-signature solutions to maintain market acceptance;
•the market for electronic signatures failing to grow, or growing more slowly than we expect;
•new products and technologies that replace or represent an improvement over, our e-signature solutions;
DocuSign, Inc.| 2021 Form 10-K | 17

•new technological innovations or standards that our e-signature solutions do not address;
•changes in regulations;
•sensitivity to our current or future pricing; and
•our inability to release enhanced versions of our e-signature solutions on a timely basis.

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

To increase our revenue, we must continue to grow our customer base. As our market matures, product and service offerings evolve, and competitors introduce lower cost and/or differentiated products or solutions that are perceived to compete with our products and solutions, our ability to attract new customers could be impaired. This may be especially challenging where organizations have already invested significantly in an existing solution. If our pricing is not competitive or we cannot attract new customers and subsequently maintain and expand those customer relationships, our business and operating results may be harmed.

Our ability to increase our revenue also depends on our ability to expand the sales of our products and solutions to, and renew subscriptions with, existing customers and their organizations. Our existing customers, especially our enterprise customers, must increase their use of our products and solutions by purchasing new products, additional subscriptions and our enhanced products and solutions. If our efforts to expand sales to our existing customers are not successful, our business, operating results and financial condition may suffer.

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users at our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic conditions, including as a result of the current COVID-19 pandemic. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

The market in which we participate is highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.

Our products and solutions address a market that is evolving and highly competitive. The products and solutions in our products and solutions face competition from different companies depending on the product or solution. For example, our primary global e-signature competitor is currently Adobe Systems Incorporated. We also face competition from a select number of specialized vendors that focus on specific industries, geographies or use cases. In addition to competition in the e-signature market, our other products and solutions, such as DocuSign CLM, DocuSign Payments and DocuSign ID Verification separately face competition from companies in the contract lifecycle management, payment processing and identity verification software markets. As we attempt to sell access to our products and
DocuSign, Inc.| 2021 Form 10-K | 18

solutions to potential customers with existing products and solutions, we must convince them that our products and solutions are superior to the solutions that their organizations have used in the past.

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

We depend on co-location data centers and third-party cloud providers, as well as our own technical operations infrastructure, to provide our products and solutions to our customers in a timely manner. Interruptions or delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

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

Our systems and security measures have been, and may in the future be, compromised or subject to data breaches, cyberattacks, or other malicious activity. Consequently, our products and solutions may be perceived as not being secure. This may result in customers reducing or stopping their use of our products or solutions, our reputation being harmed, our incurring significant liabilities and adverse effects on our operating results and growth prospects.

Our operations involve the storage and transmission of customer data, personal data and other sensitive information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships, as well as a wide variety of our own internal company, partner and employee information. Like other organizations providing valuable technology and services, we are subject to cyberattacks from malicious third parties using a wide variety of tactics, including credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms) and many other techniques. While we have security measures in place designed to protect our production, development and other systems, maintain the integrity of customer, company, partner and employee information and prevent data loss, misappropriation and other security breaches and incidents, we have faced security incidents in the past. For example, in March 2017, a malicious third party used a phishing attack to gain access to a remote employee’s laptop and then accessed a list of email addresses which were uploaded to a third party website. In addition, in April 2020, a malicious third party used a brute force password attack to gain access to an isolated testing environment, and exfiltrated a portion of our source code. In both cases, upon detection we took immediate action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies. These efforts may not completely eliminate potential risks from such incidents, however. While these attempts had no impact on our operations, products or services, there can be no assurance that there will be no impact from these or similar incidents in the future. Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business. Moreover, due
DocuSign, Inc.| 2021 Form 10-K | 19

to the ongoing COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers and third parties working remotely on less secure systems during office closures or when access to facilities may be limited, including due to government mandated shelter-in-place orders. Further, we may face additional security incidents in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of sensitive and proprietary information of DocuSign or our customers, partners or employees, and such incidents may in the future result in regulatory enforcement actions, litigation (including a new private right of action under the California Consumer Privacy Act, as described in the risk factor below titled “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations could also result in additional costs and liabilities to us or inhibit sales of our software.”), indemnity obligations and other possible liabilities, in addition to the potential harms described above.

Additionally, as we rely on third-party and public-cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. Our ability to monitor our third-party service providers’ data security is limited and any breach of our providers’ security measures may result in unauthorized access to, or misuse, loss or destruction of our and our customers’ data.

Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based service providers have been and are expected to continue to be targeted. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks, and other methods that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments and identity theft. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us, our service providers, our partners and our customers to entirely mitigate these risks. In addition, as computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent, we face increased risk from these activities to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers. If our security measures, or the security measures of our service providers, partners or customers, are compromised, our reputation could be damaged, our ability to attract and retain customers could be adversely affected and our business may be harmed. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenues due to decrease in customer trust and network downtime, increases in insurance costs due to cybersecurity incidents and damages to our reputation because of any such incident.

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

We spend substantial amounts of time and money to research, develop and enhance our existing products, add new offerings, incorporate additional functionality, and solve new use cases to meet our customers’ rapidly evolving demands. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of our customers and potential customers is essential to our business. If we are unable to develop products and solutions internally due to a lack of research and development resources, we may be forced to rely on acquisitions to expand into certain markets or technologies, which can be costly. When we develop or acquire new or enhanced products and solutions, we typically incur expenses and expend resources upfront to develop, market, promote and sell them. As a result, when we introduce new or enhanced products and solutions, they must achieve high levels of market acceptance to justify the amount of our investment in developing or acquiring them and bringing them to market. If the release of our new and enhanced products and solutions do not meet customer needs or if our customers do not accept them, our business, operating results and financial conditions would be
DocuSign, Inc.| 2021 Form 10-K | 20

harmed. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred.

New products and solutions or enhancements to our existing products and solutions could fail to attain sufficient market acceptance for many reasons, including:
•failure to predict market demand for particular features or functions, or to timely meet demand;
•defects, errors or failures in our products and solutions;
•negative publicity about their performance or effectiveness;
•changes in applicable legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our products and solutions;
•delays in releasing our products and solutions to the market; and
•introduction or anticipated introduction of competing products by our competitors.

Our sales cycle with enterprise and commercial customers can be long and unpredictable, and our sales efforts require considerable time and expense.

Our ability to increase our revenue and grow our business is partially dependent on the widespread acceptance of our products and solutions by large businesses and other commercial organizations. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and solutions. The length of our sales cycle for these customers from initial evaluation to payment for our offerings is generally three to nine months, but can vary substantially from customer to customer and from offering to offering. Customers frequently require considerable time to evaluate, test and qualify our offerings prior to entering into or expanding a subscription. This is particularly true of DocuSign CLM and our other advanced offerings, where longer evaluation, testing and qualification processes often result in longer sales cycles than for our e-signature solutions. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale.

Additional factors that may influence the length and variability of our sales cycle include:
•the effectiveness of our sales force;
•the discretionary nature of purchasing and budget cycles and decisions;
•the obstacles placed by customers’ procurement process;
•economic conditions and other factors impacting customer budgets;
•the customer’s integration complexity;
•the customer’s familiarity with e-signature and agreement automation processes;
•customer evaluation of competing products during the purchasing process; and
•evolving customer demands.

Our recent rapid growth may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $974.0 million in the year ended January 31, 2020 to $1.5 billion in the fiscal year ended January 31, 2021. We expect that, in the future, as our revenue increases, our revenue growth rate will decline as the scale of our business increases.
We also believe that the COVID-19 pandemic caused many businesses to accelerate the process of shifting to digital agreement processes, contributing to our significant revenue growth during the fiscal year ended January 31, 2021. While we believe that once businesses have shifted to digital agreement processes they will not return to manual ones, we have no way of knowing how much of this growth will be permanent as the COVID-19 pandemic lessens in severity and businesses return to a more normalized, in-person work environment, nor whether demand for our products will remain strong.
We believe that future growth of our revenue depends on a number of factors, including our ability to:
•price our products and solutions effectively so that we are able to attract and retain customers;
•attract new customers, increase our existing customers’ use of our products and solutions and provide our customers with excellent customer support;
•expand our DocuSign Agreement Cloud offerings for our customers;
DocuSign, Inc.| 2021 Form 10-K | 21

•continue to introduce our products and solutions to new markets outside of the United States;
•hire, maintain and train our employee base including our sales force, research & development teams, and key employees;
•successfully identify and develop, acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions; and
•increase global awareness of our brand.

We may not successfully accomplish any of these objectives. We expect to continue to expend substantial financial and other resources on:
•sales and marketing, including a significant expansion of our sales organization, particularly in the United States;
•our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;
•product development;
•acquisitions or strategic investments;
•international expansion; and
•general administration, including legal and accounting expenses.

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

DocuSign, Inc.| 2021 Form 10-K | 22

We have in the past, and may in the future, engage in merger and acquisition activities, which could divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in September 2018, we acquired SpringCM, a provider of cloud-based document generation and contract lifecycle management software, in May 2020, we acquired Seal Software Group Ltd., a provider of contract analytics software, and in July 2020 we acquired Liveoak Technologies, Inc., a provider of a secure agreement-collaboration and identity verification platform. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. Future acquisitions and investments may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management attention, increasing our expenses, and subjecting us to additional liabilities. An acquisition may also negatively affect our financial results because it may:

•require us to incur charges or assume substantial debt;
•cause adverse tax consequences or unfavorable accounting treatment;
•expose us to claims and disputes by third parties, including intellectual property claims and disputes;
•not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•cause us to incur liabilities for activities of the acquired company before the acquisition;
•cause us to record impairment charges associated with goodwill and other acquired intangible assets; and
•cause other unforeseen operating difficulties and expenditures.

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

We sell to U.S. federal, state and local, as well as foreign, government agencies and public sector customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict. Further, government certification requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of the COVID-19 pandemic, may adversely affect public sector demand for our products and solutions.

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

We price our subscriptions for e-signature solutions based on the number of users within an organization who use our products and solutions to send agreements digitally for signature or the number of Envelopes that such users are provisioned to send. We expect that we may need to change our pricing from time to time, including in connection with the launch of new or enhanced offerings for automating the agreement process. As new or existing competitors
DocuSign, Inc.| 2021 Form 10-K | 23

introduce new competitive products or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

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

Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues make our products and solutions less attractive to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, or the issuance of service credits or refunds, which could hurt our revenue growth and our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our systems infrastructure. We cannot be sure that the expansion and improvements to our systems infrastructure will be effectively implemented on a timely basis, if at all. These efforts may be costly and could adversely affect our financial results.

If our products and solutions fail to perform properly and if we fail to develop enhancements to resolve any defect or other problems, we could lose customers or become subject to service performance or warranty claims and our market share could decline.

Our operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure in order to maintain the performance of our products and solutions. The applications underlying our products and solutions are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and solutions and may discover additional defects in the future that could result in data unavailability or unauthorized access or other harm to, or loss or corruption of, our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and solutions. Consequently, we or our customers may discover defects or errors after our products and solutions have been employed. If we fail to perform timely maintenance or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect not to renew their subscriptions, delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties, potential customers may not adopt our products and solutions and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and solutions may be substantial and could adversely affect our operating results.

If we fail to offer high-quality support, our business and reputation could suffer.

Many of our customers rely on our customer support and professional services personnel to deploy and use our products and solutions successfully. High-quality support is important for the renewal and expansion of our agreements
DocuSign, Inc.| 2021 Form 10-K | 24

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

In addition to our direct sales force and our website, we use strategic partners, such as global system integrators, value-added resellers and independent software vendors, to sell our subscription offerings and solutions. Our agreements with our partners are generally nonexclusive, meaning our partners may offer their customers products and services of several different companies, including products and services that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our subscription offerings and solutions, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings and solutions may be harmed. Our partners may cease marketing our subscription offerings or solutions with limited or no notice and with little or no penalty. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our products and solutions by potential customers. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our growth objectives and operating results. Even if we are successful in maintaining and recruiting new partners, we cannot assure you that these relationships will result in increased customer usage of our products and solutions or increased revenue. Additionally, as the scale of our partnership efforts increases with our growth, the successful implementation of these relationships may become more time-consuming, difficult and costly to realize, which could negatively impact our business performance or our brand reputation.

Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.

Our products and solutions seamlessly integrate with hundreds of other software applications, including Salesforce, Google and Microsoft. Our growth strategy includes expanding the use of our products and solutions through complementary technology offerings and software integrations, such as third-party APIs. While we have established partnerships with providers of complementary offerings and software integrations, we cannot guarantee that we will be successful in continuing to maintain and scale these partnerships or establishing partnerships with additional providers as we grow. In the future, third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; alter the terms governing use of and access to their applications and APIs; or implement other changes that could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, any of which could negatively impact our offerings and harm our business. Further, these third-party providers may experience operational difficulties due to the current COVID-19 pandemic, which could limit or alter our ability to use these third-party technology offerings, which in turn could have an adverse impact on our results of operations.

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
DocuSign, Inc.| 2021 Form 10-K | 25

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of January 31, 2021, we had issued and outstanding $115.0 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “2023 Notes”), $690.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2024 (the “2024 Notes,” and together with the 2023 Notes, the “Notes”) and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

We intend to continue to make investments to support our business and, in the future, we may require additional funds. Additional financing may not be available on favorable terms, if at all. In addition, in the event that we incur additional debt, including under the credit facility, the debt holders would have rights senior to holders of common stock to make claims on our assets. Additionally, the credit facility restricts our ability to pay dividends on common stock and the terms of any future debt could restrict our operations. Further, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. If adequate funds are not available on acceptable terms when we require it, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition.

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

As of January 31, 2021, we had $115.0 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:
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

We believe that maintaining the DocuSign brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our products and solutions and retaining existing customers. We also believe that the importance of our brand will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts and our ability to provide reliable and useful solutions to meet the needs of our customers at competitive prices, to maintain our customers’ trust, to continue to develop new functionality and solutions and to successfully differentiate our products and solutions from our competitors’. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

DocuSign, Inc.| 2021 Form 10-K | 26

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect and enforce these rights, including through litigation. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and solutions, impair the functionality of our products and solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products and solutions or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to adequately protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

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

From time to time, we may be involved as a party or an indemnitor in disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits and proceedings regarding labor and employment issues, commercial disagreements, securities law violations and other matters. In particular, companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities covered by such intellectual property and may be unable to compete effectively. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We also may be required to redesign our products, delay releases, enter into costly settlement or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing or selling our products and solutions. Requiring us to change one or more aspects of the way we deliver
DocuSign, Inc.| 2021 Form 10-K | 27

our products and solutions may harm our business. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, including those currently pending, regardless of their merit, can be time consuming and costly to defend in litigation and damage our reputation and brand.

Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us or that we may bring against others, lawsuits are time-consuming and expensive to resolve, divert management’s time and attention, and could harm our reputation. Although we carry general liability insurance, our insurance may not cover potential claims that arise or may not be adequate to indemnify us for all liability that may be imposed. We may also determine that the most cost-effective way to resolve a dispute is to enter into a settlement agreement. Litigation is inherently unpredictable and we cannot predict the timing, nature, controversy or outcome of lawsuits or assure you that the results of any of these actions will not have an adverse effect on our business, operating results or financial condition.

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

We also are dependent on the continued service of our existing software engineers because of the complexity of our products and solutions. In particular, we compete with many other companies for software developers with high levels of experience and skilled sales and operations professionals. We also require skilled product development, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in our principal U.S. locations in the San Francisco Bay Area and Seattle. Competition for these employees in our industry (and especially in our principal U.S. locations) is intense, and many of the companies we compete with for experienced personnel have greater resources than we do.

DocuSign, Inc.| 2021 Form 10-K | 28

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2021, 2020 and 2019 total revenue generated from customers outside the U.S. was 20%, 18% and 17% of our total revenue, respectively. As of January 31, 2021, we have offices in 12 countries and approximately 29% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

Our current international operations and future initiatives involve a variety of risks, including:
•changes in a specific country’s or region’s political or economic conditions;
•exposure to regional public health issues, such as the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
•the need to adapt and localize our products for specific countries, including providing customer support in different languages;
•greater difficulty collecting accounts receivable and longer payment cycles;
•potential changes in trade relations arising from U.S. policy initiatives;
•unexpected changes in laws and regulatory requirements, including but not limited to, taxes or trade laws;
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the U.S., including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing an increased number of employees in multiple countries;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•increased travel, real estate, infrastructure and legal compliance costs associated with international operations;
•currency exchange rate fluctuations;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general preferences for local vendors;
•limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
•political instability or terrorist activities;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we undertake may not be successful. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Our credit facility provides our lenders with a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our credit facility restricts our ability to, among other things:
•use our accounts receivable, inventory, trademarks and most of our other assets as security in other borrowings or transactions, unless the value of the assets subject thereto does not exceed a certain threshold;
•incur additional indebtedness;
DocuSign, Inc.| 2021 Form 10-K | 29

•incur liens upon our property;
•dispose of certain assets;
•declare dividends or make certain distributions; and
•undergo a merger or consolidation or other transactions.

Our credit facility also requires that our Consolidated Leverage Ratio (as defined in the credit facility) not exceed specified levels, or that our Consolidated Interest Coverage Ratio (as defined in the credit facility) be less than specified levels. Our ability to comply with this and other covenants is dependent upon several factors, some of which are beyond our control.

Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our credit facility, could result in an event of default under the credit facility, which would give our lenders the right to terminate their commitments to provide additional loans under the credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders first-priority liens against all of our assets as collateral. Failure to comply with the covenants or other restrictions in the credit facility could result in a default. If the debt under our credit facility was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.

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

In addition, as a result of the COVID-19 pandemic, most of our employees — including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting — are working, and are expected to continue to work for the near term, in a remote environment and not in the office environment from which they have historically performed their duties. We have limited experience maintaining effective control systems with our employees working in remote environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

DocuSign, Inc.| 2021 Form 10-K | 30

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

The U.S. federal government and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws, regulations and agency rules and opinions apply to the collection, processing, disclosure and security of certain types of data, including:
•The Electronic Signatures in Global and National Commerce Act (“ESIGN Act”) in the United States, eIDAS in the EU and similar U.S. state laws, particularly the Uniform Electronic Transactions Act (the “UETA”), which authorize the creation of legally binding and enforceable agreements utilizing electronic signatures and records. We are particularly reliant on the UETA and the ESIGN Act, which together have solidified the legal landscape in the U.S. for use of electronic signatures and records by providing that electronic signatures and records carry the same weight and have the same legal effect as paper documents and wet ink signatures.
•The EU General Data Protection Regulation (the “GDPR”) imposes requirements related to processing the personal data of EU citizens and residents. EU data protection authorities have the power to impose administrative fines for repeated violations of the GDPR of up to a maximum of €20 million or 4% of a company’s annual global revenue for the preceding financial year, whichever is higher. Violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims. The GDPR imposes compliance burdens on us, including by mandating documentation requirements and granting certain privacy rights to individuals to control how we collect, use, disclose, retain and process information about them. Additionally, the United Kingdom (“U.K.”) implemented the Data Protection Act that is substantially similar to the GDPR and contains provisions, including U.K.-specific exceptions, for how GDPR is applied in the U.K. The U.K.'s departure in January 2020 from the EU (commonly referred to as Brexit) has created uncertainty with regard to the requirements for data transfers between the U.K. and the EU and other jurisdictions, and it is still unclear how the EU and U.K. will reconcile data transfers from the European Economic Area to the U.K. following “Brexit.” The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny.
•On July 16, 2020, the Court of Justice of the EU (the “Court of Justice”) invalidated the European Union-United States (“EU-U.S.”) Privacy Shield on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States, a decision commonly known as “Schrems II”. We rely on approved Binding Corporate Rules as both a data processor and data controller as the basis for EU-U.S. cross-border flows of personal data between DocuSign entities identified in DocuSign’s Binding Corporate Rules, in compliance with GDPR. While the Court of Justice upheld the use of binding corporate rules as a valid data transfer mechanism, it further stated that reliance on binding corporate rules alone may not necessarily be sufficient in all circumstances and that supplemental measures may also be required to ensure an adequate level of protection by the importing jurisdiction. As the EU data protection regulatory landscape continues to evolve following Schrems II, including harmonization of disparate guidance regarding supplemental measures amongst regional EU data protection authorities, we may need to implement additional or different supplemental measures to further enhance the security of data transferred out of the European Economic Area, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Additional changes to data protection laws or regulations in the EU that limit or prevent transfers of personal data from the EU to the U.S. could cause us to incur penalties under GDPR and could increase the cost and complexity of operating our business.
•The CCPA took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA, was passed in the November 3, 2020 election. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, to access and deletion of their personal information, to opt out of certain personal information sharing, and to receive detailed information about how their personal information is processed. The CCPA and the CPRA provide for unlimited civil penalties for violations, as well as a private right of
DocuSign, Inc.| 2021 Form 10-K | 31

action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, particularly in the event of a data breach. Additionally, the CCPA has prompted a number of proposals in the United States for new federal and state-level privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
•The Health Insurance Portability and Accountability Act (“HIPAA”) in the United States (as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) imposes mandatory contractual terms and other obligations with respect to safeguarding the privacy, security and transmission of protected health information. We may function as a HIPAA business associate for certain of our customers and, as such, are subject to applicable privacy and data security requirements. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties and fines.
•We may be subject to numerous other laws including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act (“GLBA”), and other state laws relating to privacy. As such, we may be subject to increased liability and compliance costs, and noncompliance with these regulations could adversely affect our business.

In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, partners or our vendors must comply, some of which are more restrictive than those in the United States and apply broadly to the collection, use, storage, disclosure and security of various types of data.

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

Many customers use our products and solutions globally to comply with safe harbors and other legislation in the countries in which they transact business. For example, some of our customers rely on our certifications under the Federal Risk and Authorization Management Program (“FedRAMP”) in the United States and eIDAS in the EU to help satisfy their own legal and regulatory compliance requirements. If a court or regulatory body determines that our products and solutions are inadequate to meet these requirements, documents executed through our products and solutions could, in some instances, be rendered unenforceable, resulting in potential loss of customers, liability under customer contracts, and brand and reputational damage.

Our international operations and updates to tax legislation may subject us to potential adverse tax consequences.

We are expanding our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. We may be
DocuSign, Inc.| 2021 Form 10-K | 32

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

Foreign governments also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products and solutions or could limit our end-customers’ ability to implement our products and solutions in those countries. Changes in our products and solutions or future changes in export and import regulations may create delays in the introduction of our products and solutions in international markets, prevent our end-customers with international operations from deploying our products and solutions globally or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products and solutions by, or in our decreased ability to export or sell our products and solutions to, existing or potential end-customers with international operations. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would adversely affect our business, operating results and prospects.

DocuSign, Inc.| 2021 Form 10-K | 33

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

As of January 31, 2021, we had accumulated net operating loss carryforwards and research tax credits in our federal, state, and foreign jurisdictions with varying expiration dates.Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state and foreign tax laws. Future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
•the current COVID-19 pandemic and any associated economic downturn;
•actual or anticipated fluctuations in our financial condition and operating results;
•variance in our financial performance from expectations of securities analysts;
•issuance of research reports by securities analysts, including publishing unfavorable reports;
DocuSign, Inc.| 2021 Form 10-K | 34

•changes in the prices of subscriptions to our products and solutions;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our products and solutions;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•our involvement in any litigation;
•future sales of our common stock or other securities by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market;
•changes in the political climate in the United States;
•terrorist attacks, natural disasters, public health crises (such as the current COVID-19 pandemic) or other such events impacting countries where we have operations; and
•general economic, regulatory and market conditions.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have a currently effective Registration Statement on Form S-3 registering for sale approximately 247,030 shares of our common stock in connection with our acquisition of Liveoak. We also provide eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share through our ESPP and pursuant to our 2018 Plan, our management is authorized to grant stock options, restricted stock units and other equity awards to our employees, directors and consultants. As of February 1, 2021, 8,256,824 shares of our common stock are reserved for issuance under our ESPP and 42,541,222 shares of our common stock are reserved and available for issuance under our 2018 Plan. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

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
DocuSign, Inc.| 2021 Form 10-K | 35

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

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
DocuSign, Inc.| 2021 Form 10-K | 36

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

Risks Related to Our Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow or cash on hand to pay our debt, to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the Notes, any borrowings under our credit facility or other future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Subject to certain conditions, holders of the Notes may require us to repurchase for cash all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the respective indentures governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid regular or special interest, if any, to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change (as defined in the respective indentures for the Notes) occurs prior to the respective maturity dates of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon a conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.

In addition, our credit facility prohibits us from making any cash payments on the conversion or repurchase of the Notes if an event of default exists under the credit facility or if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with our financial covenants under the credit facility. Further, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.

DocuSign, Inc.| 2021 Form 10-K | 37

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

General Risk Factors

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in San Francisco, California, and consist of approximately 211,000 square feet under lease agreements that expire on August 9, 2024. We maintain additional offices in multiple locations in the U.S. and internationally in Europe, Asia, Latin America, Israel, Egypt and Australia.

We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

DocuSign, Inc.| 2021 Form 10-K | 38

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

Not applicable.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

Market Price of Our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol DOCU.

Holders of our Common Stock

As of February 24, 2021, there were 104 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
$700
$600
$500
$400
$300
$200
$100
$0
2018-04-27
2018-07-31
2018-10-31
2019-01-31
2019-04-30
2019-07-31
2019-10-31
2020-01-31
2020-04-30
2020-07-31
2020-10-30
2021-01-29
DOCU
S&P 500
S&P 500 IT

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Reserved

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

Executive Overview of Fiscal 2021 Results

Overview

DocuSign accelerates the process of doing business for companies and simplifies life for their customers and employees. We accomplish this by transforming the foundational element of business: the agreement.
DocuSign, Inc.| 2021 Form 10-K | 40

We offer the world’s #1 e-signature solution as the core part of our broader software suite for automating the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across e-signature and addresses the broader agreement process. As a result, over 890,000 customers and hundreds of millions of users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. DocuSign eSignature integrates with popular business apps, and our functionality can also be embedded using our API. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

We generally offer access to our platform on a subscription basis with prices based on the functionality our customers require and the quantity of Envelopes provisioned. Similar to the physical envelopes historically used to mail paper documents, an Envelope is a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, such as buying a home, multiple Envelopes are used over the course of the process. To drive customer reach and adoption, we also offer for free certain limited-time or feature-constrained versions of our platform.

We generate substantially all our revenue from sales of subscriptions, which accounted for 95%, 94% and 95% of our revenue in the years ended January 31, 2021, 2020 and 2019. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

We offer subscriptions to our software suite to enterprise businesses, commercial businesses and VSBs, which we define as companies with fewer than 10 employees and includes professionals, sole proprietorships and individuals. We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which we believe is the most cost-effective way to reach our smallest customers. We offer more than 350 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, NetSuite, Oracle, Salesforce, SAP, SAP SuccessFactors and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning various industries and countries with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the years presented.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs and later expanded our focus to target enterprise customers. To demonstrate this growth over time, the number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from approximately 30 customers as of January 31, 2013 to 599 customers as of January 31, 2021. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

COVID-19 Update

The COVID-19 pandemic has spread across the world and is particularly prevalent in the U.S., where we are headquartered and the majority of our workforce is located. The pandemic and the public health measures taken in response to it have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. We are continuing to monitor the actual and potential effects of the pandemic across our business. Because these effects are dependent on highly uncertain future developments — including the duration, spread and severity of the pandemic, the actions taken to contain the virus, the distribution of vaccines, and how quickly and to what extent normal economic and operating conditions can or will resume — they are extremely difficult to predict. While our revenue, billings and earnings are relatively predictable as a result of our subscription-based business model, the effects of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
DocuSign, Inc.| 2021 Form 10-K | 41

Since March 2020, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. DocuSign has shifted to a largely remote work environment, providing nearly all employees the opportunity to work from home through at least October 4, 2021. We have suspended all business travel other than for essential functions. We have cancelled or replaced planned events, such as our Momentum conferences, with virtual-only experiences. We have incurred expenses to support our employees working from home, including reimbursements for home office equipment and a stipend for other qualifying expenses, as well as expenses associated with planning and risk mitigation for potential and actual reopenings of our offices, and may incur similar expenses in the future. The impact of these and any other operational changes we may implement is uncertain, but as of the date of this filing they have not materially affected our ability to maintain operations.

We have experienced a substantial increase in overall demand for our products, particularly DocuSign eSignature, as the shift to remote, digital business operations has caused more organizations to adopt or expand their use of digital agreements. This acceleration of the digital transformation of agreements has resulted in growth in our customer base and a significant increase in customer spending across almost all industries and regions we serve.

We believe that businesses that have shifted to digital agreement processes will not return to manual ones. However, if our expectations are incorrect, and if demand for our products decreases as the COVID-19 pandemic lessens in severity and businesses resume in-person operations, our business could suffer. See Risk Factors for further discussion of the potential impact of the COVID-19 pandemic, including the conclusion or tapering of the pandemic, on our business, financial condition and results of operations.

Financial Results for the Year Ended January 31, 2021

(in thousands)	Year Ended January 31, 2021
Total revenue	$1,453,047
Total costs and expenses	1,626,902
Total stock-based compensation expense	286,877
Loss from operations	(173,855)
Net loss	(243,267)
Cash provided by operating activities	296,954
Capital expenditures	(82,395)

Cash, cash equivalents, restricted cash and investments were $866.5 million as of January 31, 2021.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of January 31, 2021, we had a total of over 890,000 customers, including over 120,000 enterprise and commercial customers, compared to over 585,000 customers and over 70,000 enterprise and commercial customers as of January 31, 2020. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses (“SMBs”), which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We refer to total customers as all enterprises, commercial businesses and VSBs.

We believe that our ability to increase the number of customers using our software suite, particularly the number of enterprise and commercial customers, is an indicator of our market penetration, the growth of our business and our potential future business opportunities. By increasing awareness of our software suite, further developing our sales and
DocuSign, Inc.| 2021 Form 10-K | 42

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

Increasing International Revenue

Our international revenue represented 20%, 18% and 17% of our total revenue in each of the years ended January 31, 2021, 2020, and 2019, respectively.

We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, where we were able to leverage our core technologies due to similar approaches to e-signature in these jurisdictions and the U.S. We have since made significant investments to be able to offer our products in select civil law countries. For example, in Europe, we have SBS technology tailored for eIDAS. In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

We plan to increase our international revenue by leveraging and continuing to expand the investments we have already made in our technology, direct sales force and strategic partnerships, as well as helping existing U.S.-based customers manage agreements across their international businesses. We have experienced tremendous growth in Latin America and are expanding our sales and marketing resources to capitalize on the potential growth of these markets. Additionally, we expect to continue to develop and enhance our strategic partnerships in key international markets as we grow internationally.

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

Subscription Revenue
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

DocuSign, Inc.| 2021 Form 10-K | 43

Overhead Allocation

We allocate shared overhead costs, such as facilities (including rent, utilities and depreciation on equipment shared by all departments), information technology, information security and recruiting costs to all departments based on headcount. As such, these allocated overhead costs are reflected in each cost of revenue and operating expense category.

Cost of Revenue

Cost of Subscription Revenue
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

Cost of Professional Services and Other Revenue	Cost of professional services and other revenue consists primarily of personnel costs for our professional services delivery team, travel-related costs and allocated overhead costs.

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

Operating Expenses

Our operating expenses consist of selling and marketing, research and development and general and administrative expenses.

Selling and Marketing Expense	Selling and marketing expense consists primarily of personnel costs, including sales commissions. These expenses also include expenditures related to advertising, marketing, promotional events and brand awareness activities, as well as allocated overhead costs. We expect selling and marketing expense to continue to increase in absolute dollars as we enhance our product offerings and implement marketing strategies.
Research and Development Expense	Research and development expense consists primarily of personnel costs. These expenses also include non-personnel costs, such as subcontracting, consulting and professional fees for third-party development resources, as well as allocated overhead costs. Our research and development efforts focus on maintaining and enhancing existing functionality and adding new functionality. We expect research and development expense to increase in absolute dollars as we invest in the enhancement of our software suite.
General and Administrative Expense	General and administrative expense consists primarily of employee-related costs for those employees providing administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs and allocated overhead costs. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.

Interest Expense and Loss on Extinguishment

Interest expense consists primarily of contractual interest expense, amortization of discount and amortization of debt issuance costs on our Notes. The loss on extinguishment of debt consists of the difference between the fair value and the net carrying value of our Notes at settlement.

DocuSign, Inc.| 2021 Form 10-K | 44

Interest income and other income, net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, as well as foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business, and tax benefits arising from deductions for stock-based compensation. We have a valuation allowance against our U.S. consolidated group and certain foreign deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future or until it becomes more likely than not that the benefit of these U.S. and foreign deferred tax assets will be realized by way of expected future taxable income.

DocuSign, Inc.| 2021 Form 10-K | 45

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Year Ended January 31,
(in thousands)	2021	As % of Revenue	2020	As % of Revenue
Revenue:
Subscription	$1,381,397	95%	$918,463	94%
Professional services and other	71,650	5	55,508	6
Total revenue	1,453,047	100	973,971	100
Cost of revenue:
Subscription	259,992	18	163,931	17
Professional services and other	104,066	7	79,303	8
Total cost of revenue	364,058	25	243,234	25
Gross profit	1,088,989	75	730,737	75
Operating expenses:
Sales and marketing	798,625	55	591,379	61
Research and development	271,522	19	185,552	19
General and administrative	192,697	13	147,315	15
Total operating expenses	1,262,844	87	924,246	95
Loss from operations	(173,855)	(12)	(193,509)	(20)
Interest expense	(30,799)	(2)	(29,254)	(3)
Loss on extinguishment of debt	(33,752)	(2)	—	—
Interest income and other income, net	8,914	—	19,207	2
Loss before provision for income taxes	(229,492)	(16)	(203,556)	(21)
Provision for income taxes	13,775	1	4,803	—
Net loss	$(243,267)	(17)%	$(208,359)	(21)%

The following discussion and analysis are for the year ended January 31, 2021, compared to the same period in 2020, unless otherwise stated. Discussion and analysis for the year ended January 31, 2020 compared to the same period ended January 31, 2019 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the Securities and Exchange Commission on March 27, 2020.

Revenue

	Year Ended January 31,				2021 vs 2020
(in thousands)	2021	As % of Revenue	2020	As % of Revenue
Revenue:
Subscription	$1,381,397	95%	$918,463	94%	50%
Professional services and other	71,650	5	55,508	6	29%
Total revenue	$1,453,047	100%	$973,971	100%	49%

Subscription revenue increased $462.9 million, or 50%, in the year ended January 31, 2021. Due to the COVID-19 pandemic, there has been a shift to remote, digital business operations that has led to an acceleration of the digital transformation of agreements. This resulted in a higher growth in our customer base and a significant increase in customer spending across almost all industries and regions we serve.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings. We continue to monitor the COVID-19 pandemic in fiscal 2022 and its impact on customer demand.
DocuSign, Inc.| 2021 Form 10-K | 46

Professional services and other revenue increased by $16.1 million, or 29%, in the year ended January 31, 2021, primarily driven by increased engagement of professional services to support our growing customer base and by the addition of Seal.

Cost of Revenue and Gross Margin

	Year Ended January 31,		2021 vs 2020
(in thousands)	2021	2020
Cost of revenue:
Subscription	$259,992	$163,931	59%
Professional services and other	104,066	79,303	31%
Total cost of revenue	$364,058	$243,234	50%
Gross margin:
Subscription	81%	82%	(1)	pts
Professional services and other	(45)%	(43)%	(2)	pts
Total gross margin	75%	75%	—	pts

Cost of subscription revenue increased $96.1 million, or 59% in the year ended January 31, 2021, primarily driven by higher costs to support our growing customer base and the impact of the addition of Seal. Significant increases consisted of:
•$31.6 million in personnel costs and $7.9 million in stock-based compensation expense primarily due to higher headcount, including the addition of Seal employees, and annual merit increases;
•$12.5 million in third-party partner costs, $8.5 million in hosting costs and $6.9 million in authentication and processing fees to support the growth in our revenue;
•$13.0 million in depreciation and amortization, which reflects the higher existing technology intangible assets from the acquisition of Seal, as well as higher data center and capitalized software assets; and
•$6.4 million in professional fees, mainly in third-party technical support and customer services.

Cost of professional service and other revenue increased $24.8 million, or 31%, in the year ended January 31, 2021 due to the increases of $20.7 million in personnel costs and $6.2 million in stock-based compensation expense primarily due to higher headcount, including the addition of Seal employees and annual merit increases.

We expect our cost of revenue to continue to increase in absolute dollar amounts as we invest in our business and support our growing customer usage and base.

Sales and Marketing

	Year Ended January 31,		2021 vs 2020
(in thousands)	2021	2020
Sales and marketing	$798,625	$591,379	35%
Percentage of revenue	55%	61%

Sales and marketing expenses increased $207.2 million, or 35%, in the year ended January 31, 2021, primarily driven by higher costs to support the significant increase in demand due to the acceleration of the digital transformation of agreements. Significant increases consisted of:
•$131.7 million in personnel costs and $36.2 million in stock-based compensation expense due to higher headcount, including the addition of Seal employees, annual merit increases and higher commissions in line with higher sales and higher amortization of deferred contract acquisition costs;
•$29.0 million in marketing and advertising expense, primarily due to a $36.5 million increase in spending on online advertising platforms to help capture the increased market interest in our product offering as a result of the shift to COVID-19 remote work environment. This was partially offset by $9.1 million decrease in spending on customer events and sponsorships as a result of COVID-19 driven event cancellations;
•$17.4 million in allocated overhead due to higher technology and facility costs; and
DocuSign, Inc.| 2021 Form 10-K | 47

•$6.0 million in depreciation and amortization driven by higher fixed assets additions and certain intangible assets acquired in the Seal and Liveoak acquisitions.
These increases were partially offset by a decrease of $19.2 million in travel expenses due to travel restrictions resulting from the COVID-19 pandemic.

Research and Development

	Year Ended January 31,		2021 vs 2020
(in thousands)	2021	2020
Research and development	$271,522	$185,552	46%
Percentage of revenue	19%	19%

Research and development expenses increased $86.0 million, or 46%, in the year ended January 31, 2021, primarily driven by increases of:
•$56.2 million in personnel costs and $22.7 million in stock-based compensation expense due to higher headcount to support growth, the addition of Seal and Liveoak employees and the impact annual merit increases; and
•$7.9 million in allocated overhead due to higher technology and facility costs.
These increases were partially offset by a decrease of $2.5 million in travel expenses due to travel restrictions resulting from the COVID-19 pandemic.

General and Administrative

	Year Ended January 31,		2021 vs 2020
(in thousands)	2021	2020
General and administrative	$192,697	$147,315	31%
Percentage of revenue	13%	15%

General and administrative expenses increased $45.4 million, or 31%, in the year ended January 31, 2021, primarily due to increases of:
•$23.2 million in personnel costs and $7.5 million in stock-based compensation expense primarily due to higher headcount to support growth and the impact of annual merit increases;
•$5.2 million in allocated overhead due to higher technology and facility costs; and
•$4.5 million in bad debt reserve.

Other Income and (Expense)

	Year Ended January 31,		2021 vs 2020
(in thousands)	2021	2020
Interest expense	$(30,799)	$(29,254)	5%
Percentage of revenue	(2)%	(3)%
Loss on extinguishment of debt	$(33,752)	$—	100%
Percentage of revenue	(2)%	—%
Interest income	$7,731	$16,214	(52)%
Foreign currency gain (loss)	1,936	(972)	NM
Other	(753)	3,965	NM
Interest income and other income, net	$8,914	$19,207	(54)%
Percentage of revenue	—%	2%

Interest expense, consisting primarily of the contractual interest expense and amortization of debt discount and issuance costs on our 2023 Notes, which remained relatively flat year over year.

DocuSign, Inc.| 2021 Form 10-K | 48

We incurred a loss of $33.8 million upon the extinguishment of a portion of our 2023 Notes issued in September 2018. Further details are described in Note 9 to the Consolidated Financial Statements.

Interest income and other income, net, decreased by $10.3 million in the year ended January 31, 2021, primarily due to lower interest income and higher amortization on our debt securities investments.

Provision for Income Taxes

	Year Ended January 31,		2021 vs 2020
(in thousands, except for percentages)	2021	2020
Provision for income taxes	$13,775	$4,803	187%
Percentage of revenue	1%	—%

Provision for income taxes increased by $9.0 million in the year ended January 31, 2021, primarily due to income taxes in certain foreign jurisdictions where we conduct business, including the impact of an intercompany IP transfer of $12.9 million offset by tax benefits arising from deductions for stock-based compensation.
DocuSign, Inc.| 2021 Form 10-K | 49

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of January 31, 2021, we had $773.5 million in cash and cash equivalents and short-term investments. We also had $92.7 million in long-term investments that provide additional capital resources. Since inception we have financed our operations primarily through equity financings and payments by our customers for use of our product offerings and related services.

Additionally, we have issued senior unsecured convertible notes for general corporate purposes and partial redemption of outstanding notes. In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023 ("2023 Notes"). In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024 ("2024 Notes", and together with the 2023 Notes, the “Notes”). A portion of the 2024 Notes proceeds was used to repurchase $460.0 million in aggregate principal amount of the 2023 Notes.

In January 2021 we entered into a $500.0 million credit facility, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available for five years until January 11, 2026 to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of January 31, 2021.

Further details of these transactions are described in Note 9 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

We were in compliance with all debt covenants at January 31, 2021.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations in the recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.4 billion as of January 31, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized and in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable increased by $73.9 million in the year ended January 31, 2021, compared to an increase of $63.3 million, excluding the impact from acquisitions, in the year ended January 31, 2020, which resulted in a $10.6 million increase in cash used by operating activities year over year. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. Our contract liabilities increased by $267.8 million, excluding the impact from acquisitions, in the year ended January 31, 2021, compared to an increase of $130.3 million in the year ended January 31, 2020. The year over year increase contributed an additional $137.5 million to cash provided by operating activities. Therefore, our growth in billings to existing and new customers has a material net beneficial impact on our cash flows from operating activities.

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

DocuSign, Inc.| 2021 Form 10-K | 50

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$296,954	$115,696
Investing activities	81,229	(321,489)
Financing activities	(58,976)	(70,455)
Effect of foreign exchange on cash, cash equivalents and restricted cash	5,646	(447)
Net change in cash, cash equivalents and restricted cash	$324,853	$(276,695)

The following discussion and analysis are for the years ended January 31, 2021 and 2020, unless otherwise stated. Discussion and analysis for the year ended January 31, 2020 compared to the same period ended January 31, 2019 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the Securities and Exchange Commission on March 27, 2020.

Cash Flows from Operating Activities

Cash provided by operating activities was $297.0 million and $115.7 million for the years ended January 31, 2021, and 2020. The improvement of $181.3 million in cash flows provided by operating activities in the year ended January 31, 2021, as compared to prior year was primarily the result of increased sales and the related cash collections, partially offset by cash outflows from higher operating expenses driven by increased headcount. Further, cash provided by operating activities for the fiscal year ended January 31, 2021 also was offset by $75.2 million pertaining to the repayment of 2023 Notes.

Cash Flows from Investing Activities

For the year ended January 31, 2021, cash provided by investing activities of $81.2 million was primarily driven by $352.5 million net maturities and sales of marketable securities, of which $180.4 million was used to fund acquisitions. We also paid $82.4 million for the purchases of property and equipment as we continued to invest in data center build outs to support our growing operations, capitalized software development projects, and completed several office build outs.

For the year ended January 31, 2020, cash used in investing activities of $321.5 million was primarily driven by $233.9 million net purchases of marketable securities, $72.0 million purchases of property and equipment, and $15.5 million purchases of securities in connection with strategic investments.

Cash Flows from Financing Activities

For the year ended January 31, 2021, cash used in financing activities of $59.0 million was primarily driven by $318.3 million net payments related to our equity plans. This was partially offset by $261.8 million of net proceeds from the issuance of our 2024 Notes. Further details of these transactions are described in Note 9 to the Consolidated Financial Statements.

For the year ended January 31, 2020, cash used in financing activities of $70.5 million was driven by net payments related to our equity plans.

Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under the Notes (including principal and coupon interest), operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 9, Note 10 and Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

DocuSign, Inc.| 2021 Form 10-K | 51

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

DocuSign, Inc.| 2021 Form 10-K | 52

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

Valuation of Acquired Intangible Assets in Business Combinations

At the acquisition date, we determine the fair value of such assets and liabilities, we make significant estimates and assumptions, especially with respect to acquired intangible assets. Key assumptions include, but are not limited to:

•future cash flows from our revenue streams net of customer attrition;
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
DocuSign, Inc.| 2021 Form 10-K | 53

have a material impact on our operating results and financial position. Further, until the final resolution of any such matter, there may be a loss exposure in excess of the liability recognized and such amount could be significant.

Recent Accounting Pronouncements

Refer to Note 1 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this report.

DocuSign, Inc.| 2021 Form 10-K | 54

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, acquisition-related expenses, loss on extinguishment of debt, tax impact related to an intercompany IP transfer, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and that do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.

Free cash flow: We define free cash flow as net cash provided by operating activities less purchases of property and equipment. We believe free cash flow is an important liquidity measure of the cash that is available (if any), after purchases of property and equipment, for operational expenses, investment in our business, and to make acquisitions. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

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

DocuSign, Inc.| 2021 Form 10-K | 55

Reconciliation of gross profit (loss) and gross margin:

	Year Ended January 31,
(in thousands)	2021	2020	2019
GAAP gross profit	$1,088,989	$730,737	$508,548
Add: Stock-based compensation	42,658	28,585	42,040
Add: Amortization of acquisition-related intangibles	11,052	5,704	6,081
Add: Employer payroll tax on employee stock transactions	5,904	2,577	1,949
Add: Acquisition-related expenses	—	—	108
Non-GAAP gross profit	$1,148,603	$767,603	$558,726
GAAP gross margin	75%	75%	73%
Non-GAAP adjustments	4%	4%	7%
Non-GAAP gross margin	79%	79%	80%

GAAP subscription gross profit	$1,121,405	$754,532	$545,893
Add: Stock-based compensation	20,793	12,882	16,182
Add: Amortization of acquisition-related intangibles	11,052	5,704	6,081
Add: Employer payroll tax on employee stock transactions	2,862	1,054	830
Non-GAAP subscription gross profit	$1,156,112	$774,172	$568,986
GAAP subscription gross margin	81%	82%	82%
Non-GAAP adjustments	3%	2%	4%
Non-GAAP subscription gross margin	84%	84%	86%

GAAP professional services and other gross loss	$(32,416)	$(23,795)	$(37,345)
Add: Stock-based compensation	21,865	15,703	25,858
Add: Employer payroll tax on employee stock transactions	3,042	1,523	1,119
Add: Acquisition-related expenses	—	—	108
Non-GAAP professional services and other gross loss	$(7,509)	$(6,569)	$(10,260)
GAAP professional services and other gross margin	(45)%	(43)%	(100)%
Non-GAAP adjustments	35%	31%	73%
Non-GAAP professional services and other gross margin	(10)%	(12)%	(27)%

Reconciliation of income (loss) from operations and operating margin:

	Year Ended January 31,
(in thousands)	2021	2020	2019
GAAP loss from operations	$(173,855)	$(193,509)	$(426,323)
Add: Stock-based compensation	286,877	206,404	410,978
Add: Amortization of acquisition-related intangibles	25,618	17,717	13,102
Add: Employer payroll tax on employee stock transactions	34,042	16,720	15,657
Add: Acquisition-related expenses	7,962	—	1,768
Non-GAAP income from operations	$180,644	$47,332	$15,182
GAAP operating margin	(12)%	(20)%	(61)%
Non-GAAP adjustments	24%	25%	63%
Non-GAAP operating margin	12%	5%	2%

DocuSign, Inc.| 2021 Form 10-K | 56

Reconciliation of net income (loss):

	Year Ended January 31,
(in thousands, except per share data)	2021	2020	2019
GAAP net loss	$(243,267)	$(208,359)	$(426,458)
Add: Stock-based compensation	286,877	206,404	410,978
Add: Amortization of acquisition-related intangibles	25,618	17,717	13,102
Add: Employer payroll tax on employee stock transactions	34,042	16,720	15,657
Add: Acquisition-related expenses	7,962	—	1,839
Add: Amortization of debt discount and issuance costs	28,001	26,389	9,507
Add: Loss on extinguishment of debt	33,752	—	—
Add: Tax expense related to intercompany IP transfer(1)	9,294	—	—
Less: Tax effect of the SpringCM acquisition(2)	—	—	(7,080)
Non-GAAP net income	$182,279	$58,871	$17,545
(1)Represents net change in tax liabilities related to an intercompany IP transfer
(2)Represents a tax benefit related to the release of a portion of our deferred tax asset valuation allowance resulting from the SpringCM Acquisition

Computation of free cash flow:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$296,954	$115,696	$76,086
Less: Purchases of property and equipment	(82,395)	(72,046)	(30,413)
Non-GAAP free cash flow	$214,559	$43,650	$45,673
Net cash (used in) provided by investing activities	$81,229	$(321,489)	$(664,324)
Net cash (used in) provided by financing activities	$(58,976)	$(70,455)	$853,116

Computation of billings:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Revenue	$1,453,047	$973,971	$700,969
Add: Contract liabilities and refund liability, end of period	800,940	522,201	390,887
Less: Contract liabilities and refund liability, beginning of period	(522,201)	(390,887)	(282,943)
Add: Contract assets and unbilled accounts receivable, beginning of period	15,082	13,436	16,899
Less: Contract assets and unbilled accounts receivable, end of period	(21,021)	(15,082)	(13,436)
Add: Contract assets and unbilled accounts receivable contributed by acquisitions	6,589	—	—
Less: Contract liabilities and refund liability contributed by acquisitions	(9,344)	—	(11,002)
Non-GAAP billings	$1,723,092	$1,103,639	$801,374

DocuSign, Inc.| 2021 Form 10-K | 57

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of January 31, 2021, we had cash, cash equivalents and investments totaling $866.2 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximately $1.8 million decrease of the fair value of our investment portfolio as of January 31, 2021. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
We had no exposure to changes in interest rates from debt obligations at January 31, 2021 as our 2023 Notes and 2024 Notes were issued at fixed rates of 0.5% and 0.0%, respectively. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. A strengthening or weakening of the U.S. dollar against the other currencies may negatively or positively affect our operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of “Accumulated other comprehensive income (loss)” within “Stockholders’ equity”. Gains or losses due to remeasurements of transactions denominated in foreign currencies are included in “Interest and other income, net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
DocuSign, Inc.| 2021 Form 10-K | 58

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Index

Report of Independent Registered Public Accounting Firm		60

Consolidated Financial Statements		62
Consolidated Balance Sheets as of January 31, 2021 and 2020		62
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended January 31, 2021, 2020 and 2019		63
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended January 31, 2021, 2020 and 2019		64
Consolidated Statements of Cash Flows for the Years Ended January 31, 2021, 2020 and 2019		66

Notes to Consolidated Financial Statements		68
Note 1	Summary of Significant Accounting Policies	68
Note 2	Revenue and Performance Obligations	78
Note 3	Fair Value Measurements	78
Note 4	Property and Equipment, Net	79
Note 5	Acquisitions	80
Note 6	Goodwill and Intangible Assets, Net	82
Note 7	Contract Balances	83
Note 8	Deferred Contract Acquisition and Fulfillment Costs	83
Note 9	Debt	83
Note 10	Leases	87
Note 11	Commitments and Contingencies	88
Note 12	Stockholders' Equity	89
Note 13	Net Loss Per Share Attributable to Common Stockholders	92
Note 14	Employee Benefit Plan	92
Note 15	Income Taxes	92
Note 16	Geographic Information	95
Note 17	Subsequent Events	96

DocuSign, Inc.| 2021 Form 10-K | 59

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DocuSign, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DocuSign, Inc. and its subsidiaries (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended January 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases effective February 1, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Seal Software Group Limited and Liveoak Technologies, Inc. from its assessment of internal control over financial reporting as of January 31, 2021 because they were acquired by the Company in a purchase business combination during 2021. We have also excluded Seal Software Group Limited and Liveoak Technologies, Inc. from our audit of internal control over financial reporting. Seal Software Group Limited and Liveoak Technologies, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 1.5% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2021.

Definition and Limitations of Internal Control over Financial Reporting
DocuSign, Inc.| 2021 Form 10-K | 60

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

Revenue Recognition - Identifying and Evaluating Terms and Conditions in Contracts

As described in Note 1 to the consolidated financial statements, revenue recognition is determined by management through the following steps: (i) identification of the contract, or contracts, with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation in the contract; and (v) recognition of the revenue when, or as, the Company satisfies a performance obligation. Management applies significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended January 31, 2021, the Company’s revenue was $1.45 billion.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically identifying and evaluating terms and conditions in contracts, is a critical audit matter are the significant judgment by management in identifying and evaluating terms and conditions in contracts that impact revenue recognition. This in turn led to significant auditor judgment and effort in performing procedures and evaluating audit evidence to determine whether terms and conditions were appropriately identified and evaluated by management.

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

PricewaterhouseCoopers LLP
San Francisco, California
March 31, 2021

We have served as the Company’s auditor since 2009, which includes periods before the Company became subject to SEC reporting requirements.

DocuSign, Inc.| 2021 Form 10-K | 61

DOCUSIGN, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$566,055	$241,203
Investments—current	207,450	414,939
Accounts receivable, net of allowance for doubtful accounts of $5,362 and $2,982 as of January 31, 2021 and 2020	323,570	237,841
Contract assets—current	16,883	12,502
Prepaid expenses and other current assets	48,390	37,405
Total current assets	1,162,348	943,890
Investments—noncurrent	92,717	239,729
Property and equipment, net	165,039	128,293
Operating lease right-of-use assets	159,352	149,833
Goodwill	350,151	194,882
Intangible assets, net	121,828	56,500
Deferred contract acquisition costs—noncurrent	260,130	153,333
Other assets—noncurrent	24,942	24,678
Total assets	$2,336,507	$1,891,138
Liabilities and Equity
Current liabilities
Accounts payable	$37,367	$28,144
Accrued expenses and other current liabilities	66,566	54,344
Accrued compensation	156,158	83,189
Convertible senior notes—current	20,469	—
Contract liabilities—current	779,642	507,560
Operating lease liabilities—current	32,971	20,728
Total current liabilities	1,093,173	693,965
Convertible senior notes, net—noncurrent	693,219	465,321
Contract liabilities—noncurrent	16,492	11,478
Operating lease liabilities—noncurrent	165,704	162,432
Deferred tax liability—noncurrent	6,464	4,920
Other liabilities—noncurrent	32,328	6,695
Total liabilities	2,007,380	1,344,811
Commitments and contingencies (Note 11)
Convertible senior notes (Note 9)	3,390	—
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of January 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 192,807 shares outstanding as of January 31, 2021; 500,000 shares authorized, 181,254 shares outstanding as of January 31, 2020	19	18
Treasury stock, at cost: 5 shares as of January 31, 2021; 0 shares as of January 31, 2020	(1,048)	—
Additional paid-in capital	1,702,254	1,685,167
Accumulated other comprehensive income (loss)	4,964	(1,673)
Accumulated deficit	(1,380,452)	(1,137,185)
Total stockholders’ equity	325,737	546,327
Total liabilities and equity	$2,336,507	$1,891,138

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2021 Form 10-K | 62

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended January 31,
(in thousands, except per share data)	2021	2020	2019
Revenue:
Subscription	$1,381,397	$918,463	$663,657
Professional services and other	71,650	55,508	37,312
Total revenue	1,453,047	973,971	700,969
Cost of revenue:
Subscription	259,992	163,931	117,764
Professional services and other	104,066	79,303	74,657
Total cost of revenue	364,058	243,234	192,421
Gross profit	1,088,989	730,737	508,548
Operating expenses:
Sales and marketing	798,625	591,379	539,606
Research and development	271,522	185,552	185,968
General and administrative	192,697	147,315	209,297
Total operating expenses	1,262,844	924,246	934,871
Loss from operations	(173,855)	(193,509)	(426,323)
Interest expense	(30,799)	(29,254)	(10,844)
Loss on extinguishment of debt	(33,752)	—	—
Interest income and other income, net	8,914	19,207	8,959
Loss before provision for (benefit from) income taxes	(229,492)	(203,556)	(428,208)
Provision for (benefit from) income taxes	13,775	4,803	(1,750)
Net loss	$(243,267)	$(208,359)	$(426,458)
Net loss per share attributable to common stockholders, basic and diluted	$(1.31)	$(1.18)	$(3.16)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	185,760	176,704	135,163

Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	$7,468	$(573)	$(5,626)
Unrealized gains (losses) on investments, net of tax	(831)	865	258
Other comprehensive income (loss)	6,637	292	(5,368)
Comprehensive loss	$(236,630)	$(208,067)	$(431,826)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$20,793	$12,882	$16,182
Cost of revenue—professional services and other	21,865	15,703	25,858
Sales and marketing	131,041	94,863	172,115
Research and development	65,890	43,211	74,108
General and administrative	47,288	39,745	122,715

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2021 Form 10-K | 63

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balances at January 31, 2018	100,226	$547,501	35,700	$4	$160,265	$3,403	$(502,320)	$(338,648)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	19,314	2	524,977	—	—	524,979
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(100,226)	(547,854)	100,350	10	547,844	—	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	848	—	—	848
Equity component of convertible senior notes issuance	—	—	—	—	131,331	—	—	131,331
Purchase of capped calls related to issuance of convertible senior notes	—	—	—	—	(67,563)	—	—	(67,563)
Exercise of stock options	—	—	5,791	—	50,211	—	—	50,211
Settlement of RSUs	—	—	8,126	1	(1)	—	—	—
Tax withholding on net share settlement of RSUs	—	—	—	—	(215,332)	—	—	(215,332)
Employee stock-based compensation expense	—	—	—	—	411,803	—	—	411,803
Non-employee stock-based compensation expense	—	—	—	—	1,058	—	—	1,058
Accretion of preferred stock	—	353	—	—	(353)	—	—	(353)
Exercise of common stock warrants	—	—	22	—	—	—	—	—
Net loss	—	—	—	—	—	—	(426,458)	(426,458)
Other comprehensive loss, net	—	—	—	—	—	(5,368)	—	(5,368)
Balances at January 31, 2019	—	—	169,303	$17	$1,545,088	$(1,965)	$(928,778)	$614,362

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2021 Form 10-K | 64

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2019	169,303	$17	$1,545,088	$—	$(1,965)	$(928,778)	$614,362
Exercise of stock options	6,737	1	72,176	—	—	—	72,177
Settlement of RSUs	4,706	—	—	—	—	—	—
Tax withholding on net share settlement of RSUs	—	—	(166,504)	—	—	—	(166,504)
Employee stock purchase plan	508	—	23,872	—	—	—	23,872
Employee stock-based compensation expense	—	—	210,535	—	—	—	210,535
Net loss	—	—	—	—	—	(208,359)	(208,359)
Cumulative impact of Topic 842 adoption	—	—	—	—	—	(48)	(48)
Other comprehensive income, net	—	—	—	—	292	—	292
Balances at January 31, 2020	181,254	18	1,685,167	—	(1,673)	(1,137,185)	546,327
Settlement of convertible senior notes due in 2023	4,698	1	(31,933)	—	—	—	(31,932)
Reclassification to mezzanine equity for convertible senior notes due in 2023	—	—	(3,390)	—	—	—	(3,390)
Equity component of issued convertible senior notes due in 2024	—	—	63,268	—	—	—	63,268
Purchase of capped calls related to issuance of convertible senior notes due in 2024	—	—	(31,395)	—	—	—	(31,395)
Issuance of common stock as consideration for acquisition	247	—	48,361	—	—	—	48,361
Exercise of stock options	2,072	—	24,305	—	—	—	24,305
Settlement of RSUs	4,072	—	—	—	—	—	—
Tax withholding on net share settlement of RSUs and employee stock purchase plan	—	—	(376,542)	(1,048)	—	—	(377,590)
Employee stock purchase plan	464	—	29,859	—	—	—	29,859
Employee stock-based compensation expense	—	—	294,554	—	—	—	294,554
Net loss	—	—	—	—	—	(243,267)	(243,267)
Other comprehensive income, net	—	—	—	—	6,637	—	6,637
Balances at January 31, 2021	192,807	$19	$1,702,254	$(1,048)	$4,964	$(1,380,452)	$325,737

The accompanying notes are an integral part of these consolidated financial statements.

DocuSign, Inc.| 2021 Form 10-K | 65

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(243,267)	$(208,359)	$(426,458)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	71,090	50,182	38,027
Amortization of deferred contract acquisition and fulfillment costs	99,384	69,747	42,112
Amortization of debt discount and transaction costs	28,001	26,389	9,507
Loss on extinguishment of debt	33,752	—	—
Operating cash flow related to repayments of convertible senior notes	(75,165)	—	—
Non-cash operating lease costs	26,728	19,435	—
Stock-based compensation expense	286,877	206,404	410,978
Deferred income taxes	(2,410)	1,287	(5,001)
Other	(210)	(1,741)	800
Changes in operating assets and liabilities
Accounts receivable	(73,913)	(63,293)	(42,571)
Contract assets	1,912	(1,508)	4,204
Prepaid expenses and other current assets	(1,155)	(3,142)	(3,283)
Deferred contract acquisition and fulfillment costs	(208,510)	(115,723)	(80,869)
Other assets	(6,006)	1,538	2,658
Accounts payable	12,128	3,849	(7,380)
Accrued expenses and other liabilities	37,155	9,353	6,449
Accrued compensation	64,586	5,636	26,039
Contract liabilities	267,750	130,266	100,874
Operating lease liabilities	(21,773)	(14,624)	—
Net cash provided by operating activities	296,954	115,696	76,086
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(180,370)	—	(218,779)
Purchases of marketable securities	(164,989)	(861,252)	(415,132)
Sales of marketable securities	28,986	—	—
Maturities of marketable securities	488,538	627,309	—
Purchases of strategic investments	(5,300)	(15,500)	—
Purchases of other investments	(3,241)	—	—
Purchases of property and equipment	(82,395)	(72,046)	(30,413)
Net cash (used in) provided by investing activities	81,229	(321,489)	(664,324)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of initial purchasers' discounts and transaction costs	677,370	—	560,756
Purchase of capped calls related to issuance of convertible senior notes	(31,395)	—	(67,563)
Repayments of convertible senior notes	(384,199)	—	—
Payment of revolving credit facility costs	(2,453)	—	—
Proceeds from issuance of common stock in initial public offering, net of underwriting commissions	—	—	529,305
Payment of tax withholding obligation on RSU settlement and ESPP purchase	(372,463)	(166,504)	(215,332)
Proceeds from exercise of stock options	24,305	72,177	50,211
Proceeds from employee stock purchase plan	29,859	23,872	—
Payment of deferred offering costs	—	—	(4,011)
Other financing	—	—	(250)
Net cash (used in) provided by financing activities	(58,976)	(70,455)	853,116
Effect of foreign exchange on cash, cash equivalents and restricted cash	5,646	(447)	(4,136)
Net increase (decrease) in cash, cash equivalents and restricted cash	324,853	(276,695)	260,742
Cash, cash equivalents and restricted cash at beginning of period	241,483	518,178	257,436
Cash, cash equivalents and restricted cash at end of period	$566,336	$241,483	$518,178
The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2021 Form 10-K | 66

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended January 31,
(in thousands)	2021	2020	2019
Supplemental disclosure:
Cash paid for interest	$78,040	$2,852	$204
Cash paid for operating lease liabilities	35,176	22,034	—
Cash paid for income taxes	3,503	1,970	3,213
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$3,903	$14,082	$2,293
Operating lease right-of-use assets exchanged for lease obligations	30,816	77,391	—
Fair value of shares issued as consideration for acquisition	48,361	—	—
Fair value of shares issued as part of the repayments of convertible senior notes	1,233,990	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	—	547,854
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	848
Preferred stock accretion	—	—	353
Recognition of build-to-suit lease	—	—	2,479
Derecognition of build-to-suit lease	—	2,479	—
The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2021 Form 10-K | 67

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

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include those of DocuSign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Our fiscal year ends on January 31. References to fiscal 2021, for example, are to the fiscal year ended January 31, 2021.

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

The World Health Organization declared in March 2020 that the outbreak of the coronavirus disease named COVID-19 constitutes a global pandemic. We have undertaken measures to protect our employees, partners and customers. There can be no assurance that these measures will be effective, however, or that we can adopt them without adversely affecting our business operations. In addition, the COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our products and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

No customer individually accounted for more than 10% of our revenues in the years ended January 31, 2021, 2020 and 2019 or for more than 10% of our accounts receivable as of January 31, 2021 and 2020. We perform ongoing credit
DocuSign, Inc.| 2021 Form 10-K | 68

evaluations of our customers, do not require collateral and maintain allowances for potential credit losses on customers’ accounts using the expected loss model.

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

DocuSign, Inc.| 2021 Form 10-K | 69

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

DocuSign, Inc.| 2021 Form 10-K | 70

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

Advertising

Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in our consolidated statements of operations and comprehensive loss. Advertising expense was $78.6 million, $41.6 million and $34.1 million in the years ended January 31, 2021, 2020 and 2019.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation.

Stock-Based Compensation

Compensation cost for stock-based awards issued to employees, including stock options, employee stock purchase plan (“ESPP”) purchase rights and restricted stock units (“RSUs”), is measured at fair value on the date of grant and recognized over the service period, generally on a straight-line basis.

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

Compensation expense for RSUs granted prior to January 31, 2018, is recognized on a graded basis over the requisite service period. Such RSUs contain a performance condition in the form of a specified liquidity event which was satisfied upon the effectiveness of our registration statement on Form S-1 (“IPO Registration Statement”) on April 26, 2018. On that date we recorded a cumulative stock-based compensation expense of $262.8 million using the accelerated attribution method for all the RSUs, for which the service condition has been fully satisfied as of April 26, 2018. The remaining unrecognized stock-based compensation expense related to the RSUs will be recorded over their remaining requisite service periods. RSUs granted after January 31, 2018, generally vest only on the satisfaction of service-based condition.

Compensation expense for RSUs granted with a market or a performance condition is recognized on a graded vesting basis over the requisite service period. The amount of compensation expense related to the RSUs granted with a performance condition is determined after assessing the probability of achieving requisite performance criteria.

We recognize compensation expense related to shares issued pursuant to the 2018 ESPP on a straight-line basis over the offering period of six months.

Compensation expense is recognized net of forfeitures that are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

We capitalize stock-based compensation costs incurred as a result of qualifying internally-developed software development activities.

We may elect to issue shares on the settlement dates net of the statutory tax withholding requirements to be paid by us on behalf of our employees. In these instances, we record the liability for withholding amounts to be paid by us as
DocuSign, Inc.| 2021 Form 10-K | 71

treasury stock or as a reduction to additional paid-in capital, and include these payments as a reduction of cash flows from financing activities.

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

Foreign Currency

The functional currency of our foreign entities and branches is generally the local currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity's functional currency are remeasured into its functional currency using current exchange rates, whereas nonmonetary assets and liabilities are remeasured using historical exchange rates. We recognize gains and losses from such remeasurements within “Interest income and other income, net” in the consolidated statements of operations and comprehensive loss in the period of occurrence. We recorded a foreign currency transaction gain of $1.9 million for the year ended January 31, 2021 and foreign currency transaction losses of $1.0 million and $3.4 million for the years ended January 31, 2020 and 2019.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential shares of common stock, including shares underlying our convertible senior notes, unvested RSUs, early exercised or outstanding stock options, ESPP purchase rights, convertible preferred stock, and warrants to purchase common stock and convertible preferred stock, to the extent they are dilutive.

Since we have reported net losses for all periods presented, dilutive common shares are not assumed to have been issued as their effect would have been antidilutive. Therefore, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders.

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
DocuSign, Inc.| 2021 Form 10-K | 72

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

Prior to February 1, 2020, the date of the adoption of ASU 2016-13 and ASU 2019-04, we evaluated our investments to assess whether those with unrealized loss positions were other than temporarily impaired. We considered impairments to be other than temporary if they were related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary were determined based on the specific identification method and reported in “Interest income and other income, net” in the consolidated statements of operations and comprehensive loss.

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

As of January 31, 2021 and 2020, we held equity investments in privately-held companies totaling $6.0 million and $15.5 million that are classified in “Other assets—noncurrent” on our consolidated balance sheets. As there have been no material observable price changes, we have not recorded any adjustments resulting from observable price changes for identical or similar investments or impairment charges for any of our equity investments in privately-held companies.

Restricted Cash

Restricted cash consists of certificates of deposits collateralizing our operating lease agreements for office space.

The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
Cash and cash equivalents	$566,055	$241,203
Restricted cash included in prepaid expense and other current assets	—	280
Restricted cash included in other assets - noncurrent	281	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$566,336	$241,483

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
DocuSign, Inc.| 2021 Form 10-K | 73

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

Accounts Receivable, Unbilled Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts billed currently due from customers. Our accounts receivable are subject to collection risk. Gross accounts receivable are reduced for this risk by an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts includes balances that are specifically identified for adequacy based on a regular evaluation of such factors as age of the receivable balance, current economic conditions, credit quality of the customer, and past collection experience. We also include in our allowance for doubtful accounts an estimate for future credit losses, based on historical experience, which is recorded in the period in which we invoice our customers starting February 1, 2020, the date of the adoption of ASU 2016-13 and ASU 2019-04. We do not have any off-balance-sheet credit exposure related to our customers.

Unbilled accounts receivable represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, and have an unconditional right to consideration prior to invoicing the customer. The unbilled accounts receivable balance was $3.6 million and $1.6 million as of January 31, 2021 and 2020.

We do not typically offer right of refund in our contracts and do not require collateral from our customers. Changes in the allowance for doubtful accounts were not material in all periods presented.

Property and Equipment

Property and equipment, including costs incurred to bring to the location and condition necessary for intended use, are recorded at cost and depreciated over their estimated useful lives using the straight-line method and the following estimated useful lives:

Estimated Useful Life
Computer and network equipment	3 years
Software, including capitalized software development costs	3 - 5 years
Furniture and office equipment	3 - 4 years
Leasehold improvements	Lesser of lease term and 10 years

Disposals are removed at cost less accumulated depreciation, and any gain or loss from disposition is reflected in the statement of operations in the year of disposition. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred.

DocuSign, Inc.| 2021 Form 10-K | 74

Leases

On February 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) using the modified retrospective approach and applied the related optional practical expedients.

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

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have one operating segment and one reporting unit. We performed qualitative assessment for the fiscal year ended January 31, 2021, and concluded that it is more likely than not that the fair value of the reporting unit significantly exceeds its carrying value. There was no impairment of goodwill recorded in the years ended January 31, 2020 and 2019.

Intangible Assets

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. The estimated useful lives of intangible assets, estimated based on our expected period of benefit, are as follows:

Estimated Useful Life
Existing technology	3 - 5 years
Customer contracts & related relationships	5 - 10 years
Other(1)	1 - 5 years
(1)Includes certifications, maintenance contracts and related relationships, subscription backlog and tradenames and trademarks
DocuSign, Inc.| 2021 Form 10-K | 75

We evaluate the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset group may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. There was no impairment of long-lived assets recognized in the periods presented.

Software Development and Cloud Computing Arrangement Implementation Costs

We capitalize qualifying internally-developed software development costs incurred during the application development stage, as long as it is probable the project will be completed and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Capitalized software development costs are included in “Property and equipment, net” on our consolidated balance sheets and are amortized on a straight-line basis over their expected useful lives of approximately three to five years.

We also capitalize qualifying implementation costs under cloud computing arrangements (“CCA”). Capitalization of such costs ceases once the software of the hosting arrangement is ready for its intended use. CCA implementation costs are included in “Other assets—noncurrent” on our consolidated balance sheets and are amortized on a straight-line basis over the term of the associated hosting arrangement.

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

Convertible Debt

We account for our convertible debt instruments as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows using a discount rate based on comparable convertible transactions for similar companies. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instruments as a whole.

This difference represents a debt discount that is amortized to interest expense over the term of the convertible debt instruments using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

DocuSign, Inc.| 2021 Form 10-K | 76

The transaction costs incurred related to the issuance of the convertible debt instruments were allocated to the liability and equity components based on their relative initial carrying value of the convertible debt instruments. Transaction costs attributable to the liability component are being amortized to interest expense over the respective terms of the convertible debt instruments, and transaction costs attributable to the equity component are netted against the equity component of the convertible debt instruments in stockholders’ equity.

Capped calls entered into in connection with the offering of the convertible debt instruments are considered indexed to our own stock and are considered equity classified. They are recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred in connection with the capped calls was recorded as a reduction to additional paid-in capital.

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

Recently Adopted Accounting Pronouncements

On February 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The Financial Accounting Standards Board (“FASB”) subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These updates change the impairment model for most financial assets and require the use of an expected loss model in place of the previously used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effect of adopting ASU 2016-13 and ASU 2019-04 on our consolidated financial statements and related disclosures was not material to the consolidated financial statements.

On February 1, 2020, we adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The impact of prospectively adopting ASU 2018-15 on our consolidated financial statements was not material to the consolidated financial statements.

Other Recent Accounting Pronouncement

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update removes separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted for periods beginning after December 15, 2020.

We will early adopt the ASU effective February 1, 2021, using the modified retrospective method. In the consolidated balance sheets the adoption of this new guidance is estimated to result in:
•an increase of approximately $77 million to the total carrying value of our convertible senior notes to reflect the full principal amount of the convertible notes outstanding net of issuance costs,
•a reduction of approximately $90 million to additional paid-in capital and mezzanine equity to remove the equity component separately recorded for the conversion features associated with the convertible notes, and
•a cumulative-effect adjustment of approximately $12 million to the beginning balance of accumulated deficit as of February 1, 2021.
DocuSign, Inc.| 2021 Form 10-K | 77

Note 2. Revenue and Performance Obligations

Subscription revenue is recognized over time and accounted for approximately 95%, 94% and 95% of our revenue for the years ended January 31, 2021, 2020 and 2019.

As of January 31, 2021, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.1 billion. We expect to recognize 52% of the transaction price allocated to remaining performance obligations within the 12 months following January 31, 2021 in our consolidated statement of operations and comprehensive loss.

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	January 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$284,312	$—	$—	$284,312
Level 2:
Available-for-sale securities
Commercial paper	42,048	1	(23)	42,026
Corporate notes and bonds	199,277	375	(67)	199,585
U.S. Treasury securities	4,998	—	—	4,998
U.S. government agency securities	53,052	12	(6)	53,058
Level 2 total	299,375	388	(96)	299,667
Level 3:
Available-for-sale securities
Corporate notes and bonds	500	—	—	500
Total	$584,187	$388	$(96)	$584,479

	January 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$165,424	$—	$—	$165,424
Level 2:
Available-for-sale securities
Commercial paper	14,919	7	(1)	14,925
Corporate notes and bonds	372,844	891	(31)	373,704
U.S. Treasury securities	90,697	153	(1)	90,849
U.S. government agency securities	175,086	153	(49)	175,190
Level 2 total	653,546	1,204	(82)	654,668
Total	$818,970	$1,204	$(82)	$820,092
(1)Included in "cash and cash equivalents" in our consolidated balance sheets as of January 31, 2021 and 2020, in addition to cash of $281.7 million and $75.8 million

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market
DocuSign, Inc.| 2021 Form 10-K | 78

observable inputs. The fair value of our Level 3 investments is determined based on an income approach using unobservable inputs.

The fair value of our available-for-sale securities as of January 31, 2021, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$207,450
Due in one to two years	92,717
$300,167

As of January 31, 2021, we had a total of 93 available-for-sale securities, with 42 securities in an unrealized loss position. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history. As of January 31, 2020, we had a total of 178 available-for-sale securities, none of which were considered to be other-than-temporarily impaired.

We had no liabilities measured at fair value on recurring basis as of January 31, 2021 and 2020.

Convertible Senior Notes

We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes, net—noncurrent” and “Convertible senior notes—current.” Refer to Note 9 for further information.

	January 31,
(in thousands)	2021	2020
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$115,000	$575,000
Fair value amount	373,928	743,504

0.0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$—
Fair value amount	725,100	—

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

	January 31,
(in thousands)	2021	2020
Computer and network equipment	$102,163	$66,937
Software, including capitalized software development costs	56,858	33,373
Furniture and office equipment	21,682	16,752
Leasehold improvements	79,892	59,564
	260,595	176,626
Less: Accumulated depreciation	(121,029)	(81,228)
	139,566	95,398
Work in progress	25,473	32,895
	$165,039	$128,293

Depreciation and amortization expenses associated with property and equipment was $45.5 million, $32.5 million and $24.9 million in the years ended January 31, 2021, 2020 and 2019. This included amortization expense related to capitalized internally-developed software costs of $6.2 million, $4.1 million and $2.8 million in the respective years.

DocuSign, Inc.| 2021 Form 10-K | 79

We capitalized $29.3 million, $17.1 million and $7.6 million of internally developed software costs, including $7.2 million, $4.1 million and $1.9 million of capitalized stock-based compensation in the years ended January 31, 2021, 2020 and 2019.

Note 5. Acquisitions

Acquisition of Seal Software Group Limited

On May 1, 2020, we completed the acquisition of Seal Software Group Limited (“Seal”), a contract analytics and artificial intelligence (“AI”) technology provider headquartered in Walnut Creek, California. The acquisition allows us to integrate Seal's technology comprehensively across the DocuSign Agreement Cloud to deliver increased functionality to companies using the Agreement Cloud to prepare, sign, act on and manage agreements.

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

Additionally, to certain continuing employees of Seal, we granted restricted stock units with service and performance conditions covering up to 0.1 million shares of our common stock with an aggregate grant date fair value of $11.4 million that will be accounted for as a post-acquisition compensation expense over the vesting period. The performance-based condition was based on Seal meeting certain bookings targets for the year ended January 31, 2021 and that performance condition was not met.

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

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	As Adjusted
Cash and cash equivalents	$729
Accounts receivable	9,654
Contract assets	5,813
Prepaid expense and other assets	5,854
Property and equipment	915
Goodwill	114,663
Intangible assets	83,700
Right-of-use Assets	3,130
Accounts payable	(854)
Accrued compensation	(2,697)
Contract liabilities	(7,745)
Accrued expenses and other liabilities	(6,499)
Lease liabilities	(3,126)
Deferred tax liability—noncurrent	(3,084)
$200,453

$5.3 million of the goodwill recognized upon acquisition is deductible for U.K. income tax purposes, where Seal is registered. No amount of the goodwill recognized upon acquisition is deductible for U.S. federal income tax purposes.

The estimated useful lives of intangible assets, primarily based on the expected period of benefit to us, and fair values of the identifiable intangible assets at acquisition date were as follows:
DocuSign, Inc.| 2021 Form 10-K | 80

(in thousands, except years)	Estimated Fair Value	Weighted Average Useful Life
Existing technology	$37,400	5 years
Customer relationships—subscription	41,700	10 years
Backlog—subscription	4,600	2 years
Total intangible assets	$83,700	7.3 years

In the year ended January 31, 2021, we incurred acquisition costs of $6.2 million. These costs included legal, accounting fees and other costs directly related to the acquisition of Seal and are recognized within operating expenses in our consolidated statements of operations. In the year ended January 31, 2021, we recognized revenues from Seal of $16.3 million and net losses of $20.1 million, excluding the impact of acquired intangible asset amortization. The results of operations of Seal were included in our consolidated statements of operations from the acquisition date.

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

	Year Ended January 31,
(in thousands) (unaudited)	2021	2020
Revenue	$1,464,424	$1,001,809
Net loss	(246,819)	(262,968)
Net loss per share attributable to common stockholders, basic and diluted	$(1.33)	$(1.49)

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

The consideration to acquire Liveoak’s outstanding stock was $48.4 million, which consisted primarily of the fair value of our common stock issued and the fair value of stock options issued to substitute vested Liveoak options. We recorded approximately $39.9 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities for integrating Liveoak’s technology with our existing product offering.

None of the goodwill recognized upon acquisition was deductible for U.S. federal income tax purposes.

In the year ended January 31, 2021, we incurred costs of $1.8 million directly related to the acquisition of Liveoak. These costs are recognized within operating expenses in our consolidated statements of operations.

We included the results of operations of Liveoak in our consolidated statements of operations from the acquisition date. These results were not material to our consolidated statements of operations for the year ended January 31, 2021.

DocuSign, Inc.| 2021 Form 10-K | 81

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2019	$195,225
Foreign currency translation	(343)
Balance at January 31, 2020	194,882
Additions—Seal	114,663
Additions—Liveoak	39,892
Foreign currency translation	714
Balance at January 31, 2021	$350,151

Intangible assets consisted of the following:

	As of January 31, 2021				As of January 31, 2020
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	3.9	$72,994	$(35,613)	$37,381	$31,594	$(25,164)	$6,430
Customer contracts & related relationships	7.9	110,082	(29,393)	80,689	65,782	(19,071)	46,711
Other	1.2	22,534	(19,356)	3,178	17,234	(14,509)	2,725
	6.5	$205,610	$(84,362)	121,248	$114,610	$(58,744)	55,866
Cumulative translation adjustment				580			634
Total				$121,828			$56,500

Amortization of finite-lived intangible assets was as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Cost of subscription revenue	$11,052	$5,704	$6,081
Sales and marketing	14,566	12,013	7,021
Total	$25,618	$17,717	$13,102

As of January 31, 2021, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period	Amount (in thousands)
2022	$24,282
2023	19,906
2024	18,575
2025	17,998
2026	12,388
Thereafter	28,099
Total	$121,248

DocuSign, Inc.| 2021 Form 10-K | 82

Note 7. Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $17.5 million and $13.4 million as of January 31, 2021 and 2020, of which $0.6 million and $0.9 million were noncurrent and included within “Other assets—noncurrent” on our consolidated balance sheets. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the years ended January 31, 2021, 2020 and 2019, we recognized revenue of $499.5 million, $374.8 million and $264.0 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 8. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Year Ended January 31,
(in thousands)	2021	2020
Deferred Contract Acquisition Costs
Beginning balance	$155,697	$115,985
Additions to deferred contract acquisition costs	185,970	99,382
Amortization of deferred contract acquisition costs	(81,132)	(58,192)
Cumulative translation adjustment	1,984	(1,478)
Ending balance	$262,519	$155,697

Deferred Contract Fulfillment Costs
Beginning balance	$8,218	$3,432
Additions to deferred contract fulfillment costs	22,540	16,341
Amortization of deferred contract fulfillment costs	(18,252)	(11,555)
Ending balance	$12,506	$8,218

Note 9. Debt

Convertible Senior Notes

In September 2018, we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023 (“2023 Notes”), which included the initial purchasers’ exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the 2023 Notes. The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs.

In January 2021, we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024 (“2024 Notes,” and together with the 2023 Notes, the “Notes”), which included the initial purchasers’ exercise in full of their option to purchase an additional $90.0 million aggregate principal amount of the 2024 Notes. The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs.

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
DocuSign, Inc.| 2021 Form 10-K | 83

will receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

The 2023 Notes are governed by an indenture dated September 18, 2018 (the “2018 Indenture”). The 2024 Notes are governed by an indenture dated January 15, 2021 (the “2021 Indenture,” and together with the 2018 Indenture, the “Indentures”). The Indentures are between us, as the issuer, and U.S. Bank National Association, as trustee. The Indentures do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The 2023 Notes mature on September 15, 2023, unless earlier repurchased or redeemed by us or earlier converted in accordance with their terms prior to the maturity date. Interest on the 2023 Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Notes are subject to additional interest in certain events of default. The 2024 Notes mature on January 15, 2024 unless earlier repurchased by us or earlier converted in accordance with their terms prior to the maturity date.

Conversion terms

The 2023 Notes have an initial conversion rate of 13.9860 shares of our common stock per $1,000 principal amount of the 2023 Notes, which is equal to an initial conversion price of approximately $71.50 per share of our common stock. The 2024 Notes have an initial conversion rate of 2.3796 shares of our common stock per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $420.24 per share of our common stock. The initial conversation rates are subject to adjustment in some events. Following certain corporate events that occur prior to the maturity date or, with respect to the 2023 Notes, following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” as defined within the respective Indentures, holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest if any. No such corporate events have occurred as of January 31, 2021.

Holders of the 2023 Notes may convert all or any portion of their 2023 Notes at any time on or after June 15, 2023, until the close of business on September 13, 2023. Prior to the close of business on the business day immediately preceding June 15, 2023, holders of the 2023 Notes may convert all or any portion of their 2023 Notes, in integral multiples of $1,000 principal amount, only under the following circumstances (the “2023 Notes conversion conditions”):
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
•During the 5-business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price as defined in the 2018 Indenture per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
•If we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events described in the 2018 Indenture.

In the second, third and fourth quarter of the year ended January 31, 2021, the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter was greater than 130% of the conversion price. The 2023 Notes therefore became convertible on August 1, 2020 and continue to be convertible through January 31, 2021.

Holders of the 2024 Notes may convert all or any portion of their 2024 Notes at any time on or after October 15, 2023, until the close of business on September 15, 2024. Prior to the close of business on the business day immediately preceding October 15, 2023, holders of the 2024 Notes may convert all or any portion of their 2024 Notes, in integral multiples of $1,000 principal amount, only under the following circumstances (the “2024 Notes conversion conditions”):
•During any fiscal quarter commencing after the fiscal quarter ending on April 30, 2021 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the 5-business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price as defined in the 2021 Indenture per $1,000 principal amount of notes for each trading day of the
DocuSign, Inc.| 2021 Form 10-K | 84

measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or
•Upon the occurrence of specified corporate events described in the 2021 Indenture.

As of January 31, 2021, the 2024 Notes conversion conditions described above were not met and therefore the 2024 Notes are not yet convertible.

Redemption terms

We may redeem for cash or shares all or any portion of the 2023 Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, beginning on or after September 20, 2021 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day.

We may not redeem the 2024 Notes prior to the maturity date.

Repurchases of the 2023 Notes

In connection with our issuance of the 2024 Notes, we used a portion of the proceeds to repurchase $460.0 million aggregate principal amount of the 2023 Notes in privately negotiated transactions for an aggregate consideration of $1.7 billion, consisting of $459.2 million in cash and 4.7 million shares of our common stock with a value of $1.2 billion, a non-cash financing activity. We recorded an extinguishment loss of $33.8 million as a result of the transaction.

In our consolidated statement of cash flow, the cash paid to repurchase the 2023 Notes was bifurcated into two components: the portion of the repayment attributable to accreted interest related to debt discount is classified as cash outflows from operating activities, and the portion of the repayment attributable to the principal is classified as cash outflows from financing activities.

In January 2021, certain holders of the 2023 Notes exercised their option to convert $23.9 million aggregate amount of the principal of the 2023 Notes to be settled in March 2021. As we are to settle the principal in cash, we reclassified $20.5 million of the carrying value to “Convertible senior notes—current.” Additionally, we reclassified $3.4 million, representing the difference between the aggregate principal and the carrying value, to mezzanine equity from permanent equity on our consolidated balance sheet as of January 31, 2021.

Net Carrying Amounts of the Liability and Equity Components

DocuSign, Inc.| 2021 Form 10-K | 85

	January 31,
(in thousands)	2021	2020
2023 Notes (effective interest rate of 5.9%):
Principal	$575,000	$575,000
Less: extinguishment or conversion	(460,000)	—
Unpaid principal	115,000	575,000
Less: unamortized debt discount	(15,116)	(101,461)
Less: unamortized transaction costs	(1,224)	(8,218)
Net carrying value of current and noncurrent liability component	$98,660	$465,321

Proceeds allocated to the conversion option (debt discount)	$134,667	$134,667
Less: extinguishment or conversion	(31,933)	—
Less: transaction costs	(3,336)	(3,336)
Net carrying value of mezzanine and permanent equity component	$99,398	$131,331

Excess of if-converted value over principal	$259,578

2024 Notes (effective interest rate of 3.8%):
Principal	$690,000
Less: unamortized debt discount	(63,619)
Less: unamortized transaction costs	(11,353)
Net carrying value of noncurrent liability component	$615,028

Proceeds allocated to the conversion option (debt discount)	$64,453
Less: transaction costs	(1,185)
Net carrying value of permanent equity component	$63,268

Excess of if-converted value over principal	$—

Interest expense recognized related to the Notes was as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Contractual interest expense	$2,773	$2,865	$1,071
Amortization of debt discount	25,828	24,411	8,795
Amortization of transaction costs	2,173	1,978	712
Total	$30,774	$29,254	$10,578
Capped Calls

To minimize the potential economic dilution to our common stock upon conversion of the Notes, we entered into privately-negotiated capped call transactions ("Capped Calls") with certain counterparties.

The capped call transactions were as follows:

(in thousands, except per share amounts)	2023 Notes	2024 Notes
Aggregate cost of capped calls	$67,563	$31,395
Initial strike price per share (1)	$71.50	$420.24
Initial cap price per share (1)	$110.00	$525.30
Shares of our common stock covered by the capped calls (1)	8,042	1,642
DocuSign, Inc.| 2021 Form 10-K | 86

(1) Subject to adjustments for certain events, such as merger events and tender offers, and anti-dilution adjustments

Impact on Loss Per Share

In periods when we have net income, the shares of our common stock subject to the Notes outstanding during the period is included in our diluted earnings per share under the if-converted method, as share settlement is presumed as of the fourth quarter of 2021. In prior periods, cash settlement was presumed and shares subject to the Notes would have been included under the treasury stock method. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive. However, upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap prices listed above in the Capped Calls section, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. As of January 31, 2021, the market price of a share of our common stock exceeded the $110.00 cap price associated with the 2023 Notes but not the $525.30 cap price associated with the 2024 Notes; therefore, the 2023 Notes would have caused economic dilution if converted.

Revolving Credit Facility

In January 2021, we entered into a credit agreement with a syndicate of banks. The credit agreement extended a senior secured revolving credit facility to us in an aggregate principal amount of $500.0 million, which amount may be increased by an additional $250.0 million subject to the terms of the credit agreement. We may use the proceeds of future borrowings under the credit facility to finance working capital, capital expenditures and for other general corporate purposes, including permitted acquisitions.

The facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2021. As of January 31, 2021, there were no outstanding borrowings under the revolving credit facility. The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 10. Leases

We lease offices under noncancelable operating lease agreements that expire at various dates through end of February 2032. As of January 31, 2021, we had no finance leases. Some of our operating leases contain escalation provisions for adjustments in the consumer price index.

The following table is a summary of our lease costs:

	Year Ended January 31,
(in thousands)	2021	2020
Operating lease cost	$34,034	$26,490
Short-term lease cost	793	837
Total lease cost	$34,827	$27,327
Rent expense under operating leases was $19.8 million during the year ended January 31, 2019.

DocuSign, Inc.| 2021 Form 10-K | 87

Future lease payments under noncancelable operating leases as of January 31, 2021, were as follows:

Fiscal Period:	Amount (in thousands)
2022	$40,603
2023	42,180
2024	39,352
2025	31,034
2026	20,254
Thereafter	53,682
Total undiscounted cash flows	$227,105
Less: imputed interest	(28,430)
Present value of lease liabilities	$198,675

The weighted average remaining lease term as of January 31, 2021 and 2020 were 6.6 years and 7.7 years. The discount rate for operating leases as of January 31, 2021 and 2020 were 4.3% and 4.4%.

Note 11. Commitments and Contingencies

As of January 31, 2021, we had unused letters of credit outstanding associated with our various operating leases totaling $7.4 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of January 31, 2021, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2022	$17,902
2023	19,410
2024	13,638
2025	6,537
2026	5,023
Thereafter	3,145
Total	$65,655

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of January 31, 2021 and 2020. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.
DocuSign, Inc.| 2021 Form 10-K | 88

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

Common Stock Reserved for Future Issuance

We have reserved the following shares of common stock, on an as-if converted basis, for future issuance as follows:

	January 31,
(in thousands)	2021	2020
RSUs outstanding	10,962	14,246
Options issued and outstanding	4,798	6,882
Remaining shares available for future issuance under the Equity Incentive Plans	32,901	24,726
Remaining shares available for future issuance under the ESPP	6,329	4,985
Total shares of common stock reserved	54,990	50,839

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

Shares available for grant under the 2018 Plan for the year ended January 31, 2021 was as follows:
DocuSign, Inc.| 2021 Form 10-K | 89

(in thousands)	Year Ended January 31, 2021
Available at beginning of fiscal year	24,726
Awards authorized	9,063
Shares granted	(4,032)
Shares cancelled/expired	886
Shares withheld for taxes	2,258
Available at end of fiscal year	32,901

The 2018 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2019, and ending on February 1, 2028, by 5% of the total number of shares of our capital stock outstanding on the immediately preceding January 31st (or such lesser number of shares as our board of directors or a committee of our board of directors may approve). The most recent automatic increase of 9.6 million shares occurred on February 1, 2021.

RSUs

The majority of RSUs granted after January 31, 2018 vest upon the satisfaction of a service-based vesting condition. From time to time, we may also grant RSUs that are subject to either a performance-based or market-based vesting condition. The performance-based conditions will be satisfied upon satisfaction of certain financial performance targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or relative total shareholder return are met. The weighted-average grant date fair value for RSUs granted during the years ended January 31, 2021, 2020 and 2019 was $144.80, $56.05 and $53.77 per share. The total grant date fair value of RSUs vested during the years ended January 31, 2021, 2020 and 2019 was $282.3 million, $223.0 million and $260.8 million.

RSU activity for the year ended January 31, 2021 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2020	13,859	$46.28
Granted	4,022	144.80
Vested	(6,318)	44.67
Canceled	(977)	53.81
Unvested at January 31, 2021	10,586	$83.98

As of January 31, 2021, our total unrecognized compensation cost related to RSUs was $680.7 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.2 years.

DocuSign, Inc.| 2021 Form 10-K | 90

Stock Options

There were no options granted during the years ended January 31, 2021, 2020 and 2019.

Option activity for the year ended January 31, 2021 was as follows:

(in thousands, except per share data and years)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2020	6,882	$14.39	5.38	$441,247
Issued as consideration for acquisition	9	22.22
Exercised	(2,072)	11.71
Canceled/expired	(21)	18.09
Outstanding at January 31, 2021	4,798	$15.55	5.03	$1,042,879
Vested and expected to vest at January 31, 2021	4,798	$15.55	5.03	$1,042,801
Exercisable at January 31, 2021	4,761	$15.54	5.02	$1,034,740

As of January 31, 2021, our total unrecognized compensation cost related to stock option grants was $0.2 million. We expect to recognize this expense over the remaining weighted-average period of approximately 0.2 years. The aggregate intrinsic value of options exercised during the years ended January 31, 2021, 2020 and 2019 was $302.4 million, $325.7 million and $171.6 million. The total grant date fair value of options vested during the years ended January 31, 2021, 2020 and 2019 was $7.5 million, $10.5 million and $25.8 million.

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

We calculated the fair value of the ESPP purchase right using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended January 31,
	2021	2020	2019
Risk-free interest rate	0.11% - 0.17%	1.92% - 2.52%	2.33%
Expected dividend yield	—%	—%	—%
Expected life of purchase right (in years)	0.5	0.5	0.5
Expected volatility	47% - 58%	39% - 52%	40%
Weighted-average grant date fair value per share	$90.15 - $221.20	$ 14.88 - $18.56	$ 14.24

The expected term for the ESPP purchase rights is based on the duration of the offering period. Estimated volatility for ESPP purchase rights is based on the historical volatility of our common stock price. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends. Compensation expense related to the ESPP was $12.6 million, $8.9 million and $2.9 million for the years ended January 31, 2021, 2020 and 2019.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of January 31, 2021, 6.3 million shares of common stock were reserved for issuance under the ESPP.

DocuSign, Inc.| 2021 Form 10-K | 91

Note 13. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Year Ended January 31,
(in thousands, except per share data)	2021	2020	2019
Numerator:
Net loss	$(243,267)	$(208,359)	$(426,458)
Less: preferred stock accretion	—	—	(353)
Net loss attributable to common stockholders	$(243,267)	$(208,359)	$(426,811)
Denominator:
Weighted-average common shares outstanding	185,760	176,704	135,163
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.31)	$(1.18)	$(3.16)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	January 31,
(in thousands)	2021	2020	2019
RSUs	10,586	13,555	16,568
Stock options	4,798	6,882	13,648
ESPP	130	274	295
Convertible senior notes	3,250	788	—
Total antidilutive securities	18,764	21,499	30,511

Note 14. Employee Benefit Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In the fourth quarter of fiscal 2019, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s base salary and commissions paid during the period. During the year ended January 31, 2021, 2020 and 2019, we recognized expenses of $18.9 million, $11.0 million and $1.7 million related to matching contributions.

Note 15. Income Taxes

The domestic and foreign components of pre-tax loss were as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
U.S.	$(240,175)	$(228,476)	$(460,627)
International	10,683	24,920	32,419
Loss before income taxes	$(229,492)	$(203,556)	$(428,208)

DocuSign, Inc.| 2021 Form 10-K | 92

The components of our income tax provision (benefit) were as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Current
Federal	$(35)	$—	$—
State	269	239	413
Foreign	15,951	3,277	2,838
Total current	16,185	3,516	3,251

Deferred
Federal	(243)	—	(7,083)
State	5	(43)	(2)
Foreign	(2,172)	1,330	2,084
Total deferred	(2,410)	1,287	(5,001)
Provision for (benefit from) income taxes	$13,775	$4,803	$(1,750)

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	Year Ended January 31,
(in percentage)	2021	2020	2019
U.S statutory rate	21.0%	21.0%	21.0%
State taxes	2.7	3.5	3.1
Foreign tax rate differential	0.1	0.5	0.3
Increase (decrease) unrecognized tax benefit	(5.6)	—	—
Stock-based compensation	87.1	47.2	17.5
Change in valuation allowance	(118.4)	(80.3)	(43.6)
Research and development credits	9.1	8.2	4.0
Other deferred adjustment	(1.1)	—	—
Other	(0.9)	(2.4)	(1.9)
Effective tax rate	(6.0)%	(2.3)%	0.4%

DocuSign, Inc.| 2021 Form 10-K | 93

The significant components of net deferred tax balances were as follows:

	January 31,
(in thousands)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$682,872	$423,379
Accruals and reserves	14,744	5,668
Stock-based compensation	30,377	33,405
Operating lease liability	36,148	40,495
Research and development credits	60,386	39,480
Other	14,398	7,536
Total deferred tax assets	838,925	549,963
Less: Valuation allowance	(723,767)	(445,746)
Deferred tax assets, net of valuation allowance	115,158	104,217
Deferred tax liabilities
Operating lease right-of-use asset	(27,654)	(32,736)
Deferred contract acquisition costs	(61,432)	(36,567)
Convertible debt	(18,854)	(24,737)
Acquired intangibles	(11,939)	(13,493)
Other	(893)	(1,457)
Total deferred tax liabilities	(120,772)	(108,990)
Net deferred tax liabilities	$(5,614)	$(4,773)

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
In the years ended January 31, 2021, 2020 and 2019, total stock-based compensation expense was $286.9 million, $206.4 million and $411.0 million. Recognized tax benefits on total stock-based compensation expense, which are reflected in the "Provision for (benefit from) income taxes" in the consolidated statements of operations and comprehensive loss, were $2.2 million, $1.0 million and $1.7 million in the years ended January 31, 2021, 2020 and 2019.

As of January 31, 2021, we had accumulated net operating loss carryforwards of $2.8 billion for federal and $1.3 billion for state. Of the federal net operating losses, $2.3 billion is carried forward indefinitely, but is limited to 80% of taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2025 and 2021. As of January 31, 2021, we also had total foreign net operating loss carryforwards of $38.0 million, which do not expire under local law.

As of January 31, 2021, we had accumulated U.S. research tax credits of $63.9 million for federal and $17.0 million for state. The U.S. federal research tax credits will begin to expire in 2033. The U.S. state research tax credits do not expire.

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

A reconciliation of the beginning and ending balance of total unrecognized tax benefits was as follows:
DocuSign, Inc.| 2021 Form 10-K | 94

	January 31,
(in thousands)	2021	2020
Unrecognized tax benefits balance at February 1	$12,885	$9,733
Gross increase for tax positions of prior years	2,012	90
Gross decrease for tax positions of prior years	—	(94)
Gross increase for tax positions of current year	18,882	3,156
Unrecognized tax benefits balance at January 31	$33,779	$12,885

As of January 31, 2021, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, would have been $15.9 million. A significant portion of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a reduction in our valuation allowance. We have net uncertain tax positions of $16.7 million, $3.3 million and $2.9 million included in other liabilities on our consolidated balance sheet as of January 31, 2021, 2020 and 2019.

We do not expect our gross unrecognized tax benefit to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. As of January 31, 2021, accrued interest or penalties was $0.8 million.

Our tax years from inception in 2003 through January 31, 2021, remain subject to examination by the U.S. and California, as well as various other jurisdictions. We are under examination by the Israeli Tax Authorities for the calendar years 2016 through 2019.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. Due to our history of losses in the U.S., the net cumulative U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $278.0 million in the year ended January 31, 2021 and by $163.6 million in the year ended January 31, 2020.

The following table represents the rollforward of our valuation allowance:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Beginning balance	$445,746	$282,141	$119,153
Valuation allowance charged to income tax provision	269,135	163,605	201,646
Valuation allowance from acquisitions	9,354	—	—
Convertible senior notes settled	14,985	—	—
Convertible senior notes issued	(15,453)	—	(31,594)
Acquisition of SpringCM	—	—	(7,064)
Ending balance	$723,767	$445,746	$282,141

Note 16.     Geographic Information

We operate in one operating segment and one reportable segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is our CODM.

Revenue by geography is based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
U.S.	$1,166,004	$802,480	$581,011
International	287,043	171,491	119,958
Total revenue	$1,453,047	$973,971	$700,969

DocuSign, Inc.| 2021 Form 10-K | 95

No single country other than the U.S. had revenue greater than 10% of total revenue in the years ended January 31, 2021, 2020 and 2019.

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	January 31,
(in thousands)	2021	2020
U.S.	$221,549	$182,288
Ireland	66,670	66,925
All other countries	36,172	28,913
Total long-lived assets	$324,391	$278,126

Note 17.    Subsequent Events

Between February 1, 2021 and March 30, 2021, we received conversion notices on our 2023 Notes for $12.8 million in aggregate principal amount, for which we elected to settle the principal amount in cash during the three months ended April 30, 2021 and for $6.6 million in aggregate principal amount, for which we elected to settle the principal amount in cash in the three months ended July 31, 2021.

During that period, we also settled the $23.9 million of 2023 Notes for which conversion was elected prior to January 31, 2021, for aggregate consideration of $72.3 million, consisting of $23.9 million in cash and 0.2 million shares of our common stock with a value of $48.4 million.
DocuSign, Inc.| 2021 Form 10-K | 96

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Seal Software Group Limited (acquired in May 2020) and Liveoak Technologies, Inc. (acquired in July 2020), discussed in Note 5 to the Consolidated Financial Statements. The financial results of these acquisitions are included from the date of each acquisition in the January 31, 2021 consolidated financial statements and are collectively approximately 1.5% of total assets as of January 31, 2021 and approximately 1.5% of total revenues for the year ended January 31, 2021.

Management has concluded that its internal control over financial reporting was effective as of January 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
DocuSign, Inc.| 2021 Form 10-K | 97

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

DocuSign, Inc.| 2021 Form 10-K | 98

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We maintain a Code of Business Conduct and Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, which is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. This code is publicly available on our investor relations website at investor.docusign.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our investor relations website or in a Current Report on Form 8-K filed with the SEC.

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
DocuSign, Inc.| 2021 Form 10-K | 99

2.Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits

See the Exhibit Index immediately following "Item 16. Form 10-K Summary."

DocuSign, Inc.| 2021 Form 10-K | 100

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
2.1	Share Purchase Agreement dated as of February 26, 2020 by and among the Registrant, DocuSign International, Inc., Seal Software Group Limited and Fortis Advisors LLC as the Shareholders’ Representative.	8-K	001-38465	2.1	February 28, 2020
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	May 29, 2020
4.1	Form of Common Stock Certificate.	S-1/A	333-223990	4.1	April 17, 2018
4.2	Amended and Restated Investors' Rights Agreement dated April 30, 2015 by and among the Registrant and its stockholders.	S-1	333-223990	10.1	March 28, 2018
4.3	Indenture, dated September 18, 2018, between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-38465	4.1	September 18, 2018
4.4	Form of Global Note representing the Registrant’s 0.50% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38465	4.2	September 18, 2018
4.5	Credit Agreement, dated as of January 11, 2021, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and Silicon Valley Bank, and the lenders thereunder.	8-K	001-38465	99.1	January 11, 2021
4.6	Indenture, dated January 15, 2021, by and among the Registrant and U.S. National Bank Association, as Trustee.	8-K	001-38465	4.1	January 15, 2021
4.7	Form of Global Note representing the Registrant’s 0% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38465	4.1	January 15, 2021
4.8	Description of the Registrant's Securities.	10-K	001-38465	Filed herewith	March 27, 2020
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-38465	10.1	September 18, 2018
10.2	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	8-K	001-38465	10.1	December 3, 2020
10.3#	Amended and Restated 2011 Equity Incentive Plan, as amended.	S-1	333-223990	10.2	March 28, 2018
10.4#	Form of Option Agreement and Exercise Notice under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.3	March 28, 2018
10.5#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.4	March 28, 2018
10.6#	2018 Equity Incentive Plan.	S-1	333-223990	10.5	March 28, 2018
10.7#	Form of Option Agreement and Exercise Notice under 2018 Equity Incentive Plan.	S-1	333-223990	10.6	March 28, 2018
10.8#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2018 Equity Incentive Plan.	S-1	333-223990	10.7	March 28, 2018
DocuSign, Inc.| 2021 Form 10-K | 101

10.9#	2018 Employee Stock Purchase Plan.	S-1	333-223990	10.8	March 28, 2018
10.10#	Form of Performance Stock Unit Grant Notice under 2018 Equity Incentive Plan.	10-Q	001-38465	10.1	September 6, 2019
10.11	Office Lease 221 Main Street and related amendments.	S-1	333-223990	10.12	March 28, 2018
10.12#	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-38465	10.1	December 4, 2020
10.13#	Amended and Restated Offer Letter, dated as of March 27, 2018, by and between the Registrant and Daniel D. Springer.	S-1	333-223990	10.10	March 28, 2018
10.14#	Amendment to Offer Letter, dated as of March 10, 2020, by and between the Registrant and Daniel D. Springer.	8-K	001-38465	99.2	March 12, 2020
10.15#	Offer Letter, dated as of June 6, 2019, by and between the Registrant and Loren Alhadeff.	10-K	001-38465	10.15	March 27, 2020
10.16#	Offer Letter, dated as of March 31, 2017, by and between the Registrant and Scott V. Olrich.	S-1/A	333-223990	10.10.2	April 3, 2018
10.17#	Offer Letter, dated as of May 10, 2019, by and between the Registrant and Tram Phi.	10-K	001-38465	10.17	March 27, 2020
10.18#	Amended and Restated Offer Letter, dated as of April 11, 2018, by and between the Registrant and Michael J. Sheridan.	S-1/A	333-223990	10.10.4	April 3, 2018
10.19#	Offer Letter, dated as of October 5, 2017, by and between the Registrant and Kirsten O. Wolberg.	S-1/A	333-223990	10.10.5	April 3, 2018
10.20#	Amended and Restated Retention Agreement, dated as of March 27, 2018, by and between the Registrant and Scott V. Olrich.	S-1	333-223990	10.19	March 28, 2018
10.21#	Amended and Restated Retention Agreement, dated as of March 27, 2018, by and between the Registrant and Kirsten O. Wolberg.	S-1	333-223990	10.20	March 28, 2018
10.22#	Offer Letter, dated as of August 28, 2020, by and between the Registrant and Cynthia Gaylor.	10-Q	001-38465	10.2	December 4, 2020
10.23	Form of Capped Call Transaction Confirmation entered into January 2021.	8-K	001-38465	99.1	January 15, 2021
10.24	Form of Exchange Agreement.	8-K	001-38465	99.2	January 15, 2021
10.25#	Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 31, 2021, by and between the Company and Loren Alhadeff.			Filed herewith
10.26#	Executive Severance and Change in Control Agreement, dated as of March 11, 2021, by and between the Company and Joan Burke.	8-K	001-38465	99.3	March 11, 2021
10.27#	Executive Severance and Change in Control Agreement, dated as of March 12, 2021, by and between the Company and Tom Casey.			Filed herewith
10.28#	Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 31, 2021, by and between the Company and Cynthia Gaylor.			Filed herewith
10.29#	Executive Severance and Change in Control Agreement, dated as of March 12, 2021, by and between the Company and Scott Olrich.			Filed herewith
10.30#	Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 11, 2021, by and between the Company and Trâm Phi.	8-K	001-38465	99.7	March 11, 2021
10.31#	Executive Severance and Change in Control Agreement, dated as of March 11, 2021, by and between the Company and Dan Springer.			Filed herewith
DocuSign, Inc.| 2021 Form 10-K | 102

10.32#	Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 13, 2021, by and between the Company and Lambert Walsh.	Filed herewith
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	Filed herewith
24.1	Power of Attorney (reference is made to the signature page hereto).	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan, contract or agreement.

DocuSign, Inc.| 2021 Form 10-K | 103

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2021

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Daniel D. Springer and Cynthia Gaylor, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

DocuSign, Inc.| 2021 Form 10-K | 104

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel D. Springer	Chief Executive Officer and Director	March 26, 2021
Daniel D. Springer	(Principal Executive Officer)

/s/ Cynthia Gaylor	Chief Financial Officer	March 26, 2021
Cynthia Gaylor	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mary Agnes Wilderotter	Chair, Director	March 26, 2021
Mary Agnes Wilderotter

/s/ James Beer	Director	March 26, 2021
James Beer

/s/ Teresa Briggs	Director	March 26, 2021
Teresa Briggs

/s/ Cain A. Hayes	Director	March 26, 2021
Cain A. Hayes

/s/ Blake J. Irving	Director	March 26, 2021
Blake J. Irving

/s/ Enrique T. Salem	Director	March 26, 2021
Enrique T. Salem

/s/ Peter Solvik	Director	March 26, 2021
Peter Solvik

/s/ Inhi Cho Suh	Director	March 26, 2021
Inhi Cho Suh

DocuSign, Inc.| 2021 Form 10-K | 105