Form 10-Q
period 2021-04-30
DOCUSIGN, INC.
filed 2021-06-04
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 194,835,125 shares of common stock, par value $0.0001, outstanding at May 28, 2021.

DOCUSIGN, INC.

DocuSign, Inc. | 2022 Form 10Q | 2

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

DocuSign, Inc. | 2022 Form 10Q | 3

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law.
DocuSign, Inc. | 2022 Form 10Q | 4

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	April 30, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$518,972	$566,055
Investments—current	261,660	207,450
Accounts receivable, net of allowance for doubtful accounts of $5,393 and $5,362 as of April 30, 2021 and January 31, 2021	250,365	323,570
Contract assets—current	15,267	16,883
Prepaid expenses and other current assets	65,172	48,390
Total current assets	1,111,436	1,162,348
Investments—noncurrent	94,930	92,717
Property and equipment, net	164,128	165,039
Operating lease right-of-use assets	152,185	159,352
Goodwill	351,511	350,151
Intangible assets, net	115,009	121,828
Deferred contract acquisition costs—noncurrent	274,039	260,130
Other assets—noncurrent	33,882	24,942
Total assets	$2,297,120	$2,336,507
Liabilities and Equity
Current liabilities
Accounts payable	$14,870	$37,367
Accrued expenses and other current liabilities	75,438	66,566
Accrued compensation	129,640	156,158
Convertible senior notes—current	13,343	20,469
Contract liabilities—current	829,844	779,642
Operating lease liabilities—current	34,777	32,971
Total current liabilities	1,097,912	1,093,173
Convertible senior notes, net—noncurrent	742,577	693,219
Contract liabilities—noncurrent	17,938	16,492
Operating lease liabilities—noncurrent	155,998	165,704
Deferred tax liability—noncurrent	6,484	6,464
Other liabilities—noncurrent	32,974	32,328
Total liabilities	2,053,883	2,007,380
Commitments and contingencies (Note 8)
Convertible senior notes (Note 7)	—	3,390
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of April 30, 2021 and January 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 194,734 shares outstanding as of April 30, 2021; 500,000 shares authorized, 192,807 shares outstanding as of January 31, 2021	19	19
Treasury stock, at cost: 5 shares as of April 30, 2021 and 5 shares as of January 31, 2021	(1,219)	(1,048)
Additional paid-in capital	1,615,646	1,702,254
Accumulated other comprehensive income	5,358	4,964
Accumulated deficit	(1,376,567)	(1,380,452)
Total stockholders’ equity	243,237	325,737
Total liabilities and equity	$2,297,120	$2,336,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2021	2020
Revenue:
Subscription	$451,935	$280,922
Professional services and other	17,143	16,095
Total revenue	469,078	297,017
Cost of revenue:
Subscription	78,071	52,010
Professional services and other	27,171	22,022
Total cost of revenue	105,242	74,032
Gross profit	363,836	222,985
Operating expenses:
Sales and marketing	239,119	171,793
Research and development	85,416	54,234
General and administrative	50,038	38,811
Total operating expenses	374,573	264,838
Loss from operations	(10,737)	(41,853)
Interest expense	(1,672)	(7,560)
Interest income and other income, net	6,037	3,742
Loss before provision for income taxes	(6,372)	(45,671)
Provision for income taxes	1,982	2,133
Net loss	$(8,354)	$(47,804)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.26)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	194,342	182,978

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	$636	$(5,189)
Unrealized gains (losses) on investments, net of tax	(242)	159
Other comprehensive income (loss)	394	(5,030)
Comprehensive loss	$(7,960)	$(52,834)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$6,018	$3,864
Cost of revenue—professional services and other	5,535	4,125
Sales and marketing	38,135	24,665
Research and development	20,462	11,885
General and administrative	10,986	9,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2021	192,807	$19	$1,702,254	$(1,048)	$4,964	$(1,380,452)	$325,737
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(86,144)	—	—	12,239	(73,905)
Settlement of convertible senior notes due in 2023	352	—	(446)	—	—	—	(446)
Exercise of stock options	488	—	6,616	—	—	—	6,616
Settlement of restricted stock units	955	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(113,412)	(171)	—	—	(113,583)
Employee stock purchase plan	132	—	23,167	—	—	—	23,167
Employee stock-based compensation	—	—	83,611	—	—	—	83,611
Net loss	—	—	—	—	—	(8,354)	(8,354)
Other comprehensive income, net	—	—	—	—	394	—	394
Balances at April 30, 2021	194,734	$19	$1,615,646	$(1,219)	$5,358	$(1,376,567)	$243,237

Balances at January 31, 2020	181,254	$18	$1,685,167	$—	$(1,673)	$(1,137,185)	$546,327
Exercise of stock options	840	—	7,635	—	—	—	7,635
Settlement of restricted stock units	1,078	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	—	—	(46,723)	—	—	—	(46,723)
Employee stock purchase plan	256	—	13,590	—	—	—	13,590
Employee stock-based compensation	—	—	54,793	—	—	—	54,793
Net loss	—	—	—	—	—	(47,804)	(47,804)
Other comprehensive loss, net	—	—	—	—	(5,030)	—	(5,030)
Balances at April 30, 2020	183,428	$18	$1,714,462	$—	$(6,703)	$(1,184,989)	$522,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(8,354)	$(47,804)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	20,037	14,039
Amortization of deferred contract acquisition and fulfillment costs	30,933	21,360
Amortization of debt discount and transaction costs	1,319	6,842
Fair value adjustments to strategic investments	(5,119)	—
Non-cash operating lease costs	6,943	6,324
Stock-based compensation expense	81,637	53,551
Deferred income taxes	264	(104)
Other	(1,240)	504
Changes in operating assets and liabilities
Accounts receivable	73,205	17,239
Contract assets	1,607	(740)
Prepaid expenses and other current assets	(15,670)	(9,660)
Deferred contract acquisition and fulfillment costs	(46,154)	(41,037)
Other assets	(3,167)	(1,364)
Accounts payable	(21,593)	(2,554)
Accrued expenses and other liabilities	11,080	(916)
Accrued compensation	(34,048)	(1,536)
Contract liabilities	51,648	44,594
Operating lease liabilities	(7,731)	406
Net cash provided by operating activities	135,597	59,144
Cash flows from investing activities:
Purchases of marketable securities	(96,925)	—
Sales of marketable securities	2,002	28,986
Maturities of marketable securities	37,513	170,071
Purchases of strategic investments	(500)	—
Purchases of other investments	—	(3,000)
Purchases of property and equipment	(12,596)	(26,389)
Net cash (used in) provided by investing activities	(70,506)	169,668
Cash flows from financing activities:
Repayments of convertible senior notes	(36,684)	—
Payment of tax withholding obligation on net share settlement of restricted stock units	(106,053)	(46,723)
Proceeds from exercise of stock options	6,616	7,635
Proceeds from employee stock purchase plan	23,167	13,590
Net cash used in financing activities	(112,954)	(25,498)
Effect of foreign exchange on cash, cash equivalents and restricted cash	779	(2,280)
Net increase (decrease) in cash, cash equivalents and restricted cash	(47,084)	201,034
Cash, cash equivalents and restricted cash at beginning of period (1)	566,336	241,483
Cash, cash equivalents and restricted cash at end of period (1)	$519,252	$442,517
(1) $0.3 million of restricted cash was included in Other assets—noncurrent at April 30, 2021, and January 31, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three Months Ended April 30,
(in thousands)	2021	2020
Supplemental disclosure:
Cash paid for interest	$212	$1,438
Cash paid for operating lease liabilities	9,888	6,389
Cash paid for income taxes	2,507	416
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$1,275	$3,445
Operating lease right-of-use assets exchanged for lease obligations	—	18,745
Fair value of shares issued as part of the repayments of convertible senior notes	74,657	—

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

Basis of Presentation and Principles of Consolidation

Our condensed consolidated financial statements include those of DocuSign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our fiscal 2021 Annual Report on Form 10-K.

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022.

Our fiscal year ends on January 31. References to fiscal 2022, for example, are to the fiscal year ending January 31, 2022.

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

Since the emergence of the COVID-19 pandemic, we have undertaken measures to protect our employees, partners and customers, including providing the majority of our employees the option to work remotely until at least October 4, 2021. However, there can be no assurance that these measures will be effective, that we will be able to adopt new measures as needed, or that we will be able to discontinue these measures without adversely affecting our business operations. In addition, the COVID-19 pandemic and related recent developments (including, for example, vaccine deployments, national and regional outbreaks, and the emergence of disease variants) have created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our products and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Significant Accounting Policies

Other than as described below, there have been no changes to our significant accounting policies described in our fiscal 2021 Annual Report on Form 10-K that have had a material impact on our consolidated financial statements and related notes.

Convertible Debt

On February 1, 2021, we early adopted Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) using the modified retrospective approach.

Effective February 1, 2021, we account for our convertible debt instruments as a single liability measured at its amortized cost. At issuance, the carrying amount is calculated as the proceeds, net of initial purchasers’ discounts and transaction costs. The difference between the principal amount and carrying value is amortized to interest expense over the term of the convertible debt instruments using the effective interest rate method.

At settlement, the carrying amount of the liability is derecognized and the excess of the cash consideration, if any, over the carrying amount is recorded as a reduction to additional paid-in capital.

Refer to Note 1 of our 2021 Annual Report on Form 10-K for our convertible debt policy prior to the adoption of ASU 2020-06.

Recently Adopted Accounting Pronouncements

On February 1, 2021, we early adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU removes separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt is accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The ASU also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The adoption of the ASU using the modified retrospective method resulted in:
•an increase of $77.3 million to the total carrying value of our convertible senior notes to reflect the full principal amount of the convertible notes outstanding net of issuance costs,
•reductions of $86.1 million to additional paid-in capital and $3.4 million to mezzanine equity to remove the equity component separately recorded for the conversion features associated with the convertible notes, and
•a cumulative-effect adjustment of $12.2 million to the beginning balance of accumulated deficit as of February 1, 2021.

Other Recent Accounting Pronouncements

Other recently issued accounting pronouncements are not expected to have a material impact on our consolidated financial statements.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 96% and 95% of our revenue for the three months ended April 30, 2021 and 2020.

Performance Obligations

As of April 30, 2021, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.2 billion. We expect to recognize 53% of the transaction price allocated to remaining performance obligations within the 12 months following April 30, 2021 in our consolidated statement of operations and comprehensive loss.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been fully invoiced to our customers where there remains a performance obligation, typically for our multi-year arrangements. Total contract assets were $15.9 million and $17.5 million as of April 30, 2021 and January 31, 2021, of which $0.6 million and $0.6 million were noncurrent and included within “Other assets—noncurrent” on our condensed consolidated balance sheets. The change in contract assets reflects the difference in timing between the satisfaction of our remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the three months ended April 30, 2021 and 2020, we recognized revenue of $357.8 million and $224.7 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	April 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$147,875	$—	$—	$147,875
Level 2:
Available-for-sale securities
Commercial paper	100,804	2	(22)	100,784
Corporate notes and bonds	199,701	164	(95)	199,770
U.S. Treasury securities	4,999	1	—	5,000
U.S. government agency securities	50,535	8	(7)	50,536
Level 2 total	356,039	175	(124)	356,090
Level 3:
Available-for-sale securities
Corporate notes and bonds	500	—	—	500
Total	$504,414	$175	$(124)	$504,465

	January 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$284,312	$—	$—	$284,312
Level 2:
Available-for-sale securities
Commercial paper	42,048	1	(23)	42,026
Corporate notes and bonds	199,277	375	(67)	199,585
U.S. Treasury securities	4,998	—	—	4,998
U.S. government agency securities	53,052	12	(6)	53,058
Level 2 total	299,375	388	(96)	299,667
Level 3:
Available-for-sale securities
Corporate notes and bonds	500	—	—	500
Total	$584,187	$388	$(96)	$584,479

(1)    Included in “cash and cash equivalents” in our consolidated balance sheets as of April 30, 2021, and January 31, 2021, in addition to cash of $371.1 million and $281.7 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs. The fair value of our Level 3 investments is determined based on an income approach using unobservable inputs.

The fair value of our available-for-sale securities as of April 30, 2021, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$261,660
Due in one to two years	94,930
$356,590

As of April 30, 2021 and January 31, 2021, securities in an unrealized loss position were individually and in aggregate not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of April 30, 2021 and January 31, 2021.

Strategic Investments

During the three months ended April 30, 2021, investments in equity securities without readily determinable fair values increased by $5.1 million due to adjustments related to observable price changes. Such investments are recorded in “Other assets—noncurrent” on our condensed consolidated balance sheets.

Convertible Senior Notes

We estimated the fair value of the Notes based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes—current” and “Convertible senior notes, net—noncurrent” on our condensed consolidated balance sheets. Refer to Note 7 for further information.

(in thousands)	April 30, 2021	January 31, 2021
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$78,318	$115,000
Fair value amount	245,245	373,928

0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	684,825	725,100

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	April 30, 2021	January 31, 2021
Computer and network equipment	$104,017	$102,163
Software, including capitalized software development costs	66,282	56,858
Furniture and office equipment	21,575	21,682
Leasehold improvements	79,749	79,892
	271,623	260,595
Less: Accumulated depreciation	(131,924)	(121,029)
	139,699	139,566
Work in progress	24,429	25,473
	$164,128	$165,039

Depreciation and amortization expense associated with property and equipment was $13.5 million and $9.8 million for the three months ended April 30, 2021 and 2020.

For the three months ended April 30, 2021 and 2020, we capitalized $7.8 million and $5.1 million of internally developed software.

Note 5. Intangible Assets, Net

Intangible assets consisted of the following:

	As of April 30, 2021				As of January 31, 2021
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net	Estimated Fair Value	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	3.7	$72,994	$(38,808)	$34,186	$72,994	$(35,613)	$37,381
Customer contracts & related relationships	7.7	110,082	(32,022)	78,060	110,082	(29,393)	80,689
Other	1.0	22,534	(20,107)	2,427	22,534	(19,356)	3,178
	6.4	$205,610	$(90,937)	114,673	$205,610	$(84,362)	121,248
Cumulative translation adjustment				336			580
Total				$115,009			$121,828

Amortization of finite-lived intangible assets was as follows:

	Three Months Ended April 30,
(in thousands)	2021	2020
Cost of subscription revenue	$3,171	$1,348
Sales and marketing	3,358	2,911
Total	$6,529	$4,259

As of April 30, 2021, future amortization of finite-lived intangibles that will be recorded is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period:	Amount (in thousands)
2022, remainder	$17,707
2023	19,906
2024	18,575
2025	17,998
2026	12,388
Thereafter	28,099
Total	$114,673

Note 6. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Three Months Ended April 30,
(in thousands)	2021	2020
Deferred Contract Acquisition Costs
Beginning balance	$262,519	$155,697
Additions to deferred contract acquisition costs	39,700	34,158
Amortization of deferred contract acquisition costs	(25,842)	(16,941)
Cumulative translation adjustment	240	(1,533)
Ending balance	$276,617	$171,381

Deferred Contract Fulfillment Costs
Beginning balance	$12,506	$8,218
Additions to deferred contract fulfillment costs	6,454	6,879
Amortization of deferred contract fulfillment costs	(5,091)	(4,419)
Ending balance	$13,869	$10,678

Note 7. Debt

Convertible Senior Notes

In September 2018, we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023 (“2023 Notes”). The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs.

In each fiscal quarter since the quarter ended July 31, 2020, the last reported sales price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on, and including, the last trading day was greater than or equal to 130% of the conversion price of the 2023 Notes. The 2023 Notes therefore became convertible on August 1, 2020 and continue to be convertible through April 30, 2021.

In January 2021, we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024 (“2024 Notes,” and together with the 2023 Notes, the “Notes”). The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs. As of April 30, 2021, the conversion conditions for the 2024 Notes described in our 2021 Annual Report on Form 10-K were not met.

Conversions of the 2023 Notes

Early conversions and settlements of the Notes during the three months ended April 30, 2021 were accounted for under ASU 2020-06. Refer to Note 1 for further discussion of early adoption.

During the three months ended April 30, 2021, we settled $36.7 million aggregate amount of the principal of 2023 Notes, including $23.9 million elected for conversion as of January 31, 2021, for aggregate consideration of $111.3 million, consisting of $36.7 million in cash and 0.4 million shares of our common stock with a value of $74.7 million. The $0.4 million excess of the cash consideration over the corresponding carrying value was recorded as a reduction to additional paid-in capital.

Additionally, as of April 30, 2021, we had received conversion notices on our 2023 Notes for $13.5 million in aggregate principal amount to be settled in the following quarter. The corresponding carrying value is reflected in Convertible senior notes—current on our condensed consolidated balance sheet.

From May 1, 2021 through June 3, 2021, we received conversion notices on our 2023 Notes for $10.0 million in aggregate principal amount, for which we elected to settle the principal amount in cash during the three months ended July 31, 2021.

The net carrying amounts of the liability and equity components of the Notes were as follows:

(in thousands)	April 30, 2021	January 31, 2021
2023 Notes:
Principal	$78,318	$115,000
Less: unamortized debt discount (1)	—	(15,116)
Less: unamortized transaction costs	(928)	(1,224)
Net carrying value of current and noncurrent liability component	$77,390	$98,660

Proceeds allocated to the conversion option (debt discount) (1)		$134,667
Less: extinguishment or conversion		(31,933)
Less: transaction costs		(3,336)
Net carrying value of mezzanine and permanent equity component		$99,398

2024 Notes:
Principal	$690,000	$690,000
Less: unamortized debt discount (1)	—	(63,619)
Less: unamortized transaction costs	(11,464)	(11,353)
Net carrying value of noncurrent liability component	$678,536	$615,028

Proceeds allocated to the conversion option (debt discount) (1)		$64,453
Less: transaction costs		(1,185)
Net carrying value of permanent equity component		$63,268
(1) Not applicable under ASU 2020-06

The effective interest rate on the liability component of the 2023 Notes was 5.9% prior to the adoption of ASU 2020-06 and 1.0% after adoption. The effective interest rate on the liability component of the 2024 notes was 3.8% prior to the adoption of ASU 2020-06 and 0.6% after adoption. Interest expense recognized related to the Notes was as follows:

	Three Months Ended April 30,
(in thousands)	2021	2020
Contractual interest expense	$36	$718
Amortization of debt discount	—	6,329
Amortization of transaction costs	1,181	513
Total	$1,217	$7,560

Capped Calls

To minimize the potential economic dilution to our common stock upon conversion of the Notes, we entered into privately-negotiated capped call transactions (“Capped Calls”) with certain counterparties.

The material terms of the capped call transactions were as follows:

(in thousands, except per share amounts)	2023 Notes	2024 Notes
Aggregate cost of capped calls	$67,563	$31,395
Initial strike price per share (1)	$71.50	$420.24
Initial cap price per share (1)	$110.00	$525.30
Shares of our common stock covered by the capped calls (1)	8,042	1,642
(1) Subject to adjustments for certain events, such as merger events and tender offers, and anti-dilution adjustments

Impact on Loss Per Share

After February 1, 2021, the date of the adoption of ASU 2020-06, in periods when we have net income, the shares of our common stock subject to the Notes outstanding during the period are included in our diluted earnings per share under the if-converted method. As of the beginning of the fourth quarter of 2021, share settlement was presumed, and shares subject to the Notes would have been included under the if-converted method. In periods prior to that, cash settlement was presumed and shares subject to the Notes would have been included under the treasury stock method. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

Upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap prices listed above in the Capped Calls section, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. As of April 30, 2021, the market price of our common stock exceeded the $110.00 per share cap price associated with the 2023 Notes but not the $525.30 cap price associated with the 2024 Notes; therefore, the 2023 Notes would have caused economic dilution if converted.

Revolving Credit Facility

In January 2021, we entered into a credit agreement with a syndicate of banks. The credit agreement extended a senior secured revolving credit facility (the “Credit Facility”) to us in an aggregate principal amount of $500.0 million, which amount may be increased by an additional $250.0 million subject to the terms of the credit agreement. We may use the proceeds of future borrowings under the credit facility to finance working capital, capital expenditures and for other general corporate purposes, including permitted acquisitions.

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2021. As of April 30, 2021, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 8. Commitments and Contingencies

As of April 30, 2021, we had unused letters of credit outstanding associated with our various operating leases totaling $7.7 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of April 30, 2021, the future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2022, remainder	$15,698
2023	33,368
2024	19,091
2025	9,783
2026	8,178
Thereafter	3,145
Total	$89,263

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of April 30, 2021, and January 31, 2021. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

Note 9. Stockholders' Equity

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

As of April 30, 2021, 43.1 million shares of our common stock were available for issuance under the 2018 Plan.

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

Restricted Stock Units

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

RSU activity for the three months ended April 30, 2021 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2021	10,586	$83.98
Granted	436	227.30
Vested	(1,375)	60.04
Canceled	(453)	$85.88
Unvested at April 30, 2021	9,194	$94.26

As of April 30, 2021, our total unrecognized compensation cost related to RSUs was $671.2 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.2 years.

Stock Options

Option activity for the three months ended April 30, 2021 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2021	4,798	$15.55	5.0	$1,042,879
Exercised	(488)	13.48
Outstanding at April 30, 2021, all vested and exercisable	4,310	$15.78	4.9	$892,949

As of April 30, 2021, there was no remaining unrecognized compensation cost related to stock option grants.

2018 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, of up to 15% of their earnings, subject to the terms of the ESPP and applicable law. The purchase price for common stock under the ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods that begin in the first and third quarter of each year. In the three months ended April 30, 2021, 0.1 million shares of our common stock were purchased under the ESPP. Compensation expense related to the ESPP was $4.3 million and $1.9 million for the three months ended April 30, 2021 and 2020.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of April 30, 2021, 8.1 million shares of our common stock were reserved for issuance under the ESPP.

Note 10. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended April 30,
(in thousands, except per share data)	2021	2020
Numerator:
Net loss attributable to common stockholders	$(8,354)	$(47,804)
Denominator:
Weighted-average common shares outstanding	194,342	182,978
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	$(0.26)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	April 30,
(in thousands)	2021	2020
RSUs	9,194	12,550
Stock options	4,310	6,030
ESPP	158	227
Convertible senior notes	2,737	2,553
Total antidilutive securities	16,399	21,360

Note 11. Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. There were no material discrete items in the quarter.

Our income tax provision was $2.0 million and $2.1 million for the three months ended April 30, 2021 and 2020.

We review the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for valuation allowances, on a quarterly basis. We maintain a valuation allowance against certain deferred tax assets, including all U.S. consolidated group deferred tax assets and certain foreign deferred tax assets as a result of our history of losses in the United States and certain foreign jurisdictions, and the variability and uncertainty of our operating results. In the event we determine our deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made.

As of April 30, 2021, our gross unrecognized tax benefits totaled $35.7 million, excluding related accrued interest and penalties, of which $16.3 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

We are subject to taxation in the United States and various foreign jurisdictions. Our tax years from inception in 2003 through April 30, 2021 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Israel Tax Authority for tax years 2016 through 2019. We are not under examination in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

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

Revenue by geography is based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Three Months Ended April 30,
(in thousands)	2021	2020
U.S.	$368,423	$242,168
International	100,655	54,849
Total revenue	$469,078	$297,017

No single country other than the U.S. had revenue greater than 10% of total revenue in the three months ended April 30, 2021 and 2020.

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

(in thousands)	April 30, 2021	January 31, 2021
U.S.	$216,952	$221,549
Ireland	64,842	66,670
International	34,519	36,172
Total long-lived assets	$316,313	$324,391

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2021 Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K. Our fiscal year ends January 31.

Executive Overview of First Quarter Results

Overview

DocuSign accelerates the process of doing business for companies and simplifies life for their customers and employees. We accomplish this by transforming the foundational element of business: the agreement.

We offer the world’s #1 e-signature solution as the core part of our broader software suite for automating the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across e-signature and addresses the broader agreement process. As a result, over 980,000 customers and hundreds of millions of users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. DocuSign eSignature integrates with popular business apps, and our functionality can also be embedded using our API. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 96% and 95% of our revenue in the three months ended April 30, 2021 and 2020. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in the three months ended April 30, 2021 and 2020. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

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

We focused initially on selling our e-signature solutions to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. To demonstrate this growth over time, the number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from approximately 30 customers as of January 31, 2013 to 673 customers as of April 30, 2021. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

COVID-19 Update

The COVID-19 pandemic has spread across the world including the United States, where we are headquartered and the majority of our workforce is located. The pandemic and the public health measures taken in response to it have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. We are continuing to monitor the actual and potential effects of the pandemic across our business. Because these effects are dependent on highly uncertain future developments — including the duration, spread and severity of the pandemic, the actions taken to contain the virus, the distribution of vaccines, and how quickly and to what extent normal economic and operating conditions can or will resume — they are extremely difficult to predict. While our revenue, billings and earnings are relatively predictable as a result of our subscription-based business model, the effects of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

Since March 2020, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. DocuSign has shifted to a largely remote work environment, providing nearly all employees the opportunity to work from home until at least October 4, 2021. We have suspended all business travel other than for essential functions. We have cancelled or replaced planned events, such as our Momentum conferences, with virtual-only experiences. We have incurred expenses to support our employees working from home, including reimbursements for home office equipment and a stipend for other qualifying expenses, as well as expenses associated with planning and risk mitigation for potential and actual reopening of our offices, and may incur similar expenses in the future. The impact of these and any other operational changes we may implement is uncertain, but as of the date of this filing they have not materially affected our ability to maintain operations.

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

We believe that businesses that have shifted to digital agreement processes will not return to manual ones. However, if our expectations are incorrect, and if demand for our products decreases as the COVID-19 pandemic lessens in severity and businesses resume in-person operations, our business could suffer. See the section below titled “Risk Factors” for further discussion of the potential impact of the COVID-19 pandemic, including the conclusion or tapering of the pandemic, on our business, financial condition and results of operations.

Financial Results for the Three Months Ended April 30, 2021 and 2020

	Three Months Ended April 30,
(in thousands)	2021	2020
Total revenue	$469,078	$297,017
Total costs and expenses	479,815	338,870
Total stock-based compensation expense	81,136	53,551
Loss from operations	(10,737)	(41,853)
Net loss	(8,354)	(47,804)
Net cash provided by operating activities	135,597	59,144
Purchases of property and equipment	(12,596)	(26,389)

Cash, cash equivalents, restricted cash and investments were $875.8 million as of April 30, 2021.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of April 30, 2021, we had a total of over 980,000 customers, including over 135,000 enterprise and commercial customers, compared to over 660,000 customers and over 85,000 enterprise and commercial customers as of April 30, 2020. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue represented 21% and 18% of our total revenue in the three months ended April 30, 2021 and 2020.

We started our international selling efforts in English-speaking common law countries, such as Canada, the United Kingdom and Australia, where we were able to leverage our core technologies due to similar approaches to e-signature in these jurisdictions and the United States (“U.S.”). We have since made significant investments to be able to offer our products in select civil law countries. For example, in Europe, we have Standards-Based Signature (“SBS”) technology tailored for electronic IDentification, Authentication and trust Services (“eIDAS”). SBS supports signatures that involve digital certificates, including those specified in the European Union’s (“EU”) eIDAS regulations for advanced and qualified electronic signatures. In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

We plan to increase our international revenue by leveraging and continuing to expand the investments we have already made in our technology, direct sales force and strategic partnerships, as well as helping existing U.S.-based customers manage agreements across their international businesses. We have experienced increased demand in Latin America and are expanding our sales and marketing resources to capitalize on the potential growth of these markets. Additionally, we expect to continue to develop and enhance our strategic partnerships in key international markets as we grow internationally.

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to continue to support further growth. This includes expanding our sales headcount and increasing our marketing initiatives. We also plan to continue to invest in expanding the functionality of our software suite and underlying infrastructure and technology to meet the needs of our customers across industries. Our acquisitions of Seal Software and Liveoak Technologies, intended to bring additional functionality to our DocuSign Agreement Cloud and further expand our eNotary offerings, as well as the continuous development of new features internally, are examples of our commitment to investing for ongoing growth.

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

Cost of Revenue

Cost of Subscription Revenue
Cost of subscription revenue primarily consists of expenses related to hosting our software suite and providing support. These expenses consist of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs, associated with our technical infrastructure, customer success and customer support. These expenses also consist of software and maintenance costs, third-party hosting fees, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired intangible assets, credit card processing fees and allocated overhead costs.

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

Interest income and other income, net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, changes in fair value of our strategic investments and foreign currency transaction gains and losses.

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

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended April 30,
(in thousands)	2021	As % of revenue	2020	As % of revenue
Revenue:
Subscription	$451,935	96%	$280,922	95%
Professional services and other	17,143	4	16,095	5
Total revenue	469,078	100	297,017	100
Cost of revenue:
Subscription	78,071	17	52,010	18
Professional services and other	27,171	5	22,022	7
Total cost of revenue	105,242	22	74,032	25
Gross profit	363,836	78	222,985	75
Operating expenses:
Sales and marketing	239,119	51	171,793	58
Research and development	85,416	18	54,234	18
General and administrative	50,038	11	38,811	13
Total operating expenses	374,573	80	264,838	89
Loss from operations	(10,737)	(2)	(41,853)	(14)
Interest expense	(1,672)	—	(7,560)	(3)
Interest income and other income, net	6,037	1	3,742	2
Loss before provision for income taxes	(6,372)	(1)	(45,671)	(15)
Provision for income taxes	1,982	1	2,133	1
Net loss	$(8,354)	(2)%	$(47,804)	(16)%

The following discussion and analysis is for the three months ended April 30, 2021, compared to the same period in 2020, unless otherwise stated.

Revenue

	Three Months Ended April 30,		2021 versus 2020
(in thousands, except for percentages)	2021	2020
Revenue:
Subscription	$451,935	$280,922	61%
Professional services and other	17,143	16,095	7%
Total revenue	$469,078	$297,017	58%

Subscription revenue increased by $171.0 million, or 61%, in the three months ended April 30, 2021. Due to the COVID-19 pandemic, there has been a shift to remote digital business operations that has led to an increase in demand for our solutions. This resulted in a higher growth in our customer base and a significant increase in customer spending across almost all industries and regions we serve.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings. We continue to monitor the COVID-19 pandemic in fiscal 2022 and its impact on the economy, the digital transformation of business and demand for our solutions.

Professional services and other revenue had a slight increase in the three months ended April 30, 2021.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		2021 versus 2020
(in thousands, except for percentages)	2021	2020
Cost of revenue:
Subscription	$78,071	$52,010	50%
Professional services and other	27,171	22,022	23%
Total cost of revenue	$105,242	$74,032	42%
Gross margin:
Subscription	83%	81%	2	pts
Professional services and other	(58)%	(37)%	(21)	pts
Total gross margin	78%	75%	3	pts

Cost of subscription revenue increased $26.1 million, or 50%, in the three months ended April 30, 2021, primarily driven by higher costs to support our growing customer base and the impact of the Seal acquisition. Significant increases consisted of:
▪$9.7 million in personnel costs and $2.2 million in stock-based compensation expense primarily due to higher headcount, including the addition of Seal employees, and annual merit increases;
▪$6.2 million in operating costs to support our platform and the growth in our revenue, including increases in subscription reseller fees, hosting costs and authentication and processing fees; and
▪$5.3 million in depreciation and amortization, which reflects the impact of higher data center and capitalized software assets as well as the higher existing technology intangible assets from the Seal acquisition.

Cost of professional services and other revenue increased $5.1 million, or 23%, in the three months ended April 30, 2021, primarily due to an increase in personnel costs driven by higher headcount, including the addition of Seal employees to our workforce, and annual merit increases.

Sales and Marketing

	Three Months Ended April 30,		2021 versus 2020
(in thousands, except for percentages)	2021	2020
Sales and marketing	$239,119	$171,793	39%
Percentage of revenue	51%	58%

Sales and marketing expenses increased $67.3 million, or 39%, in the three months ended April 30, 2021, primarily driven by investments in workforce and technology infrastructure to support the significant increase in demand due to the acceleration of the digital transformation of agreements. Significant increases consisted of:
▪$40.8 million in personnel costs and $13.5 million in stock-based compensation expense due to higher headcount, annual merit increases, the addition of Seal employees to our workforce, higher commissions in line with higher sales and higher taxes on employee stock transactions; and
▪$10.9 million in marketing and advertising expense, primarily due to higher spend on online advertising platforms to help capture the increased market interest in our product offering as a result of the shift to COVID-19 remote work environment.

Research and Development

	Three Months Ended April 30,		2021 versus 2020
(in thousands, except for percentages)	2021	2020
Research and development	$85,416	$54,234	57%
Percentage of revenue	18%	18%

Research and development expenses increased $31.2 million, or 57%, in the three months ended April 30, 2021, primarily due to investments in workforce and technology infrastructure to support growth. Personnel costs increased by $19.2 million and stock-based compensation by $8.6 million due to higher headcount, the addition of Seal and Liveoak employees to our workforce and annual merit increases.

General and Administrative

	Three Months Ended April 30,		2021 versus 2020
(in thousands, except for percentages)	2021	2020
General and administrative	$50,038	$38,811	29%
Percentage of revenue	11%	13%

General and administrative expenses increased $11.2 million or 29%, in the three months ended April 30, 2021, primarily due to investments in workforce and technology infrastructure to support growth. Personnel costs increased by $6.3 million and stock-based compensation by $2.0 million due to higher headcount and the impact of annual merit increases.

Other Income and Expense

	Three Months Ended April 30,		2021 versus 2020
(in thousands, except for percentages)	2021	2020
Interest expense	$1,672	$7,560	(78)%
Percentage of revenue	—%	(3)%

Interest income	$1,126	3,381	(67)%
Foreign currency gain (loss)	266	(545)	NM
Fair value adjustments to strategic investments	5,119	—	100%
Other	(474)	906	NM
Interest income and other income, net	$6,037	3,742	61%
Percentage of revenue	1%	2%

Interest expense decreased by $5.9 million in the three months ended April 30, 2021 primarily due to lower amortization expense under ASU 2020-06 effective February 1, 2021.
Interest income and other income, net, for the three months ended April 30, 2021 included $5.1 million adjustments to fair value of certain strategic investments resulting from observable price changes that occurred during the quarter.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of April 30, 2021, we had $780.6 million in cash and cash equivalents and short-term investments. We also had $94.9 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financings.

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

In January 2021 we entered into a $500.0 million credit facility, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026 to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of April 30, 2021.

Further details of these transactions are described in Note 7 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We were in compliance with all debt covenants at April 30, 2021.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.4 billion as of April 30, 2021. We may not achieve profitability in the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized or in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable decreased by $73.2 million in the three months ended April 30, 2021, compared to a decrease of $17.2 million in the three months ended April 30, 2020, which resulted in a $56.0 million increase in cash provided by operating activities year over year. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. Our contract liabilities increased by $51.6 million in the three months ended April 30, 2021, compared to an increase of $44.6 million in the three months ended April 30, 2020. The year over year increase contributed an additional $7.1 million to cash provided by operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$135,597	$59,144
Investing activities	(70,506)	169,668
Financing activities	(112,954)	(25,498)
Effect of foreign exchange on cash, cash equivalents and restricted cash	779	(2,280)
Net change in cash, cash equivalents and restricted cash	$(47,084)	$201,034

Cash Flows from Operating Activities

Cash provided by operating activities was $135.6 million and $59.1 million for the three months ended April 30, 2021 and 2020. The improvement of $76.5 million, as compared to prior year, was primarily the result of increased sales and the related cash collections, partially offset by higher operating costs from increased headcount and to support growth.

Cash Flows from Investing Activities

For the three months ended April 30, 2021, net cash used in investing activities of $70.5 million was primarily driven by $57.4 million net purchases of marketable securities and $12.6 million purchases of property and equipment.

For the three months ended April 30, 2020, cash provided by investing activities of $169.7 million was primarily driven by $199.1 million from maturities and sales of marketable securities, partially offset by $26.4 million purchases of property and equipment.

Cash Flows from Financing Activities

For the three months ended April 30, 2021, cash used in financing activities of $113.0 million was primarily driven by $76.3 million in net payments related to our equity plans, as compared to $25.5 million in the prior year for similar activities. We also used $36.7 million for repayments of our 2023 Notes.

Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under the Notes (including principal and coupon interest), operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 7 and Note 8 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q, for our leases and other commitments.

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
The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, valuation of acquired intangible assets in business combinations and income taxes.

There have been no material changes to our critical accounting policies and estimates as described in our 2021 Annual Report on Form 10-K.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, acquisition-related expenses, fair value adjustments to strategic investments and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.

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

Reconciliation of gross profit and gross margin:

	Three Months Ended April 30,
(in thousands)	2021	2020
GAAP gross profit	$363,836	$222,985
Add: Stock-based compensation	11,553	7,989
Add: Amortization of acquisition-related intangibles	3,171	1,348
Add: Employer payroll tax on employee stock transactions	2,774	1,036
Non-GAAP gross profit	$381,334	$233,358
GAAP gross margin	78%	75%
Non-GAAP adjustments	3%	4%
Non-GAAP gross margin	81%	79%

GAAP subscription gross profit	$373,864	$228,912
Add: Stock-based compensation	6,018	3,864
Add: Amortization of acquisition-related intangibles	3,171	1,348
Add: Employer payroll tax on employee stock transactions	1,442	535
Non-GAAP subscription gross profit	$384,495	$234,659
GAAP subscription gross margin	83%	81%
Non-GAAP adjustments	2%	3%
Non-GAAP subscription gross margin	85%	84%

GAAP professional services and other gross loss	$(10,028)	$(5,927)
Add: Stock-based compensation	5,535	4,125
Add: Employer payroll tax on employee stock transactions	1,332	501
Non-GAAP professional services and other gross loss	$(3,161)	$(1,301)
GAAP professional services and other gross margin	(58)%	(37)%
Non-GAAP adjustments	40%	29%
Non-GAAP professional services and other gross margin	(18)%	(8)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended April 30,
(in thousands)	2021	2020
GAAP loss from operations	$(10,737)	$(41,853)
Add: Stock-based compensation	81,136	53,551
Add: Amortization of acquisition-related intangibles	6,529	4,259
Add: Employer payroll tax on employee stock transactions	16,283	6,548
Add: Acquisition-related expenses	—	694
Non-GAAP income from operations	$93,211	$23,199
GAAP operating margin	(2)%	(14)%
Non-GAAP adjustments	22%	22%
Non-GAAP operating margin	20%	8%

Reconciliation of net income (loss):

	Three Months Ended April 30,
(in thousands)	2021	2020
GAAP net loss	$(8,354)	$(47,804)
Add: Stock-based compensation	81,136	53,551
Add: Amortization of acquisition-related intangibles	6,529	4,259
Add: Employer payroll tax on employee stock transactions	16,283	6,548
Add: Acquisition-related expenses	—	694
Add: Amortization of debt discount and issuance costs	1,319	6,842
Less: Fair value adjustments to strategic investments	(5,119)	—
Non-GAAP net income	$91,794	$24,090

Computation of free cash flow:

	Three Months Ended April 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$135,597	$59,144
Less: Purchases of property and equipment	(12,596)	(26,389)
Non-GAAP free cash flow	$123,001	$32,755
Net cash (used in) provided by investing activities	$(70,506)	$169,668
Net cash used in financing activities	$(112,954)	$(25,498)

Computation of billings:

	Three Months Ended April 30,
(in thousands)	2021	2020
Revenue	$469,078	$297,017
Add: Contract liabilities and refund liability, end of period	857,969	568,544
Less: Contract liabilities and refund liability, beginning of period	(800,940)	(522,201)
Add: Contract assets and unbilled accounts receivable, beginning of period	21,021	15,082
Less: Contract assets and unbilled accounts receivable, end of period	(19,737)	(16,390)
Non-GAAP billings	$527,391	$342,052

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of April 30, 2021, we had cash, cash equivalents and investments totaling $875.6 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximately $1.9 million decrease of the fair value of our investment portfolio as of April 30, 2021. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
We had no exposure to changes in interest rates from debt obligations at April 30, 2021 as our 2023 Notes and 2024 Notes were issued at fixed rates of 0.5% and 0.0%, respectively. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. A strengthening or weakening of the U.S. dollar against the other currencies may negatively or positively affect our operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of “Accumulated other comprehensive income” within “Stockholders’ equity.” Gains or losses due to remeasurements of transactions denominated in foreign currencies are included in “Interest income and other income, net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the first quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this Risk Factors Summary. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business. As a result, the following summary risks do not contain all of the information that may be important to you, and you should read them together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” and with the other information in this Quarterly Report on Form 10-Q. Additional risks beyond those summary risks discussed below, in “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q, could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. Consistent with the foregoing, we are exposed to a variety of risks, including the following significant risks:

▪We cannot predict the full impact of the COVID-19 pandemic on our business, results of operations and financial condition.

▪We have a history of operating losses and may not achieve or sustain profitability in the future.

▪We derive a majority of our revenue from our e-signature solutions, and slower or declining adoption of our e-signature solutions, without a corresponding increase in the use of our other products and solutions, could cause our operating results to suffer.

▪The market for our products and solutions is relatively new and evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.

▪If we are unable to attract new customers and retain and expand sales to existing customers, our revenue growth will be adversely affected.

▪We depend on co-located data centers and third-party cloud providers as well as our own technical operations infrastructure to provide our products and solutions to our customers in a timely manner. Interruptions or delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

▪Our systems and security measures have been, and may in the future be, compromised or subject to data breaches, cyberattacks or other malicious activity. Consequently, our products and solutions may be perceived as not being secure. This may result in customers reducing or stopping their use of our products or solutions, our reputation being harmed, our incurring significant liabilities and adverse effects on our operating results and growth prospects.

▪Our recent rapid growth may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

▪Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales contracts are not immediately reflected in full in our operating results.

▪The market in which we participate is highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.

▪If our products and solutions fail to perform properly and if we fail to develop enhancements to resolve any defect or other problems, we could lose customers or become subject to service performance or warranty claims and our market share could decline.

▪We have incurred substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

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

The full impact of the continuing COVID-19 pandemic and related public health measures on our business will depend largely on future developments, including the duration and severity of the COVID-19 pandemic, which are highly uncertain and cannot be accurately predicted. The full effects of the COVID-19 pandemic cannot be predicted as a result of uncertainties including the extent and rate of the ongoing spread of the virus, the emergence of potential variants of the virus, the deployment of vaccines worldwide, national, local and state governmental responses to the crisis including restrictions on travel and business activities, and the potential for additional peaks in infection rates in 2021.

The COVID-19 pandemic has created and is likely to continue to create significant uncertainty in global financial markets. To date, due to the widespread shift by businesses to remote, web-enabled operations and digital agreements, we have experienced a substantial increase in overall demand for our products, in particular DocuSign eSignature. Although this has resulted in a significant increase in customer spending across almost all industries and regions we serve, the growth we have experienced may not continue in future periods. In addition,we have experienced slower growth or declining spending in certain industries most impacted by the pandemic, such as travel and hospitality. As the pandemic continues, we may experience volatility in customer demand; increased customer churn; increases in late payment or non-payment by customers; delayed purchasing decisions; and increased pressure on pricing, discounts and payment terms, any of which could materially harm our business, results of operations, and overall financial performance.

We have undertaken measures to mitigate the effect of the COVID-19 pandemic on our business and to protect our employees, partners and customers, including by imposing travel restrictions for our employees, providing almost all employees the opportunity to work remotely until at least October 4, 2021, limiting capacity at any of our offices which have reopened or may reopen during the pandemic’s duration, and shifting customer, partner and investor events to virtual-only formats. However, there can be no assurance that these measures will be effective, or that we can adopt them without adversely affecting our business operations. For example, our management team has been focusing additional time on planning for and mitigating the risks of the COVID-19 pandemic, including plans to reopen our offices, which may reduce the amount of time available for other initiatives. Changes in our operations with respect to COVID-19 or employee illnesses resulting from the COVID-19 pandemic may result in inefficiencies or delays that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies.

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

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $8.4 million and $47.8 million in the three months ended April 30, 2021 and 2020, and as of April 30, 2021, we had an accumulated deficit of $1.4 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results include the following:

▪fluctuations in demand for or pricing of our products and solutions, including due to the COVID-19 pandemic;
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
▪new products and technologies that replace or represent an improvement over, our e-signature solutions;
▪new technological innovations or standards that our e-signature solutions do not address;
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

Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business. Moreover, due to the ongoing COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers and third parties working remotely on less secure systems during office closures or when access to facilities may be limited, including due to government mandated shelter-in-place orders. Further, we may face additional security incidents in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of sensitive and proprietary information of DocuSign or our customers, partners or employees, and such incidents may in the future result in regulatory enforcement actions, litigation (including a new private right of action under the California Consumer Privacy Act, as described in the risk factor below titled “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations could also result in additional costs and liabilities to us or inhibit sales of our software.”), indemnity obligations and other possible liabilities, in addition to the potential harms described above.

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

We spend substantial amounts of time and money to research, develop and enhance our existing products, add new offerings, incorporate additional functionality, and solve new use cases to meet our customers’ rapidly evolving demands. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of our customers and potential customers is essential to our business. If we are unable to develop products and solutions internally due to a lack of research and development resources, we may be forced to rely on acquisitions to expand into certain markets or technologies, which can be costly. When we develop or acquire new or enhanced products and solutions, we typically incur expenses and expend resources upfront to develop, market, promote and sell them. As a result, when we introduce new or enhanced products and solutions, they must achieve high levels of market acceptance to justify the amount of our investment in developing or acquiring them and bringing them to market. If the release of our new and enhanced products and solutions do not meet customer needs or if our customers do not accept them, our business, operating results and financial conditions would be harmed. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred.

New products and solutions or enhancements to our existing products and solutions could fail to attain sufficient market acceptance for many reasons, including:

▪failure to predict market demand for particular features or functions, or to timely meet demand;
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

▪the effectiveness of our sales force;
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

Our revenue grew from $974.0 million in the year ended January 31, 2020 to $1.5 billion in the year ended January 31, 2021. We expect that, in the future, as our revenue increases, our revenue growth rate will decline as the scale of our business increases.

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
▪hire, maintain and train our employee base including our sales force, research and development teams, and key employees;
▪successfully identify and develop, acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions; and
▪increase global awareness of our brand.

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
▪product development;
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

Finally, our business is becoming more complex as we increase our product and solution offerings, add additional staff and acquire complementary companies, products and technologies. In connection with this increased complexity, we are working to improve our operational, financial and management controls as well as our reporting systems and procedures, including streamlining or automating manual processes, all of which requires capital expenditures and management attention. Failure to effectively manage our growth could have an adverse effect on our business, operating results and financial condition.

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

As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in September 2018, we acquired SpringCM, a provider of cloud-based document generation and contract lifecycle management software, in May 2020 we acquired Seal Software Group Ltd., a provider of contract analytics software, and in July 2020 we acquired Liveoak Technologies, Inc., a provider of a secure agreement-collaboration and identity verification platform. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. Future acquisitions and investments may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management attention, increasing our expenses, and subjecting us to additional liabilities. An acquisition may also negatively affect our financial results because it may:

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
▪cause us to record impairment charges associated with goodwill and other acquired intangible assets; and
▪cause other unforeseen operating difficulties and expenditures.

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

We price our subscriptions for e-signature solutions based on the number of users within an organization who use our products and solutions to send agreements digitally for signature or the number of Envelopes that such users are provisioned to send. We expect that we may need to change our pricing from time to time, including in connection with the launch of new or enhanced offerings for automating the agreement process. As new or existing competitors introduce new competitive products or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. We also must determine the appropriate price to enable us to compete effectively internationally. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of April 30, 2021, we had issued and outstanding $78.3 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “2023 Notes”), $690.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2024 (the “2024 Notes” and together with the 2023 Notes, the “Notes”) and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

As of April 30, 2021, we had $78.3 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility . Our indebtedness may:

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

We believe that maintaining the DocuSign brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our products and solutions and retaining existing customers. We also believe that the importance of our brand will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, and our ability to provide reliable and useful solutions to meet the needs of our customers at competitive prices, maintain our customers’ trust, continue to develop new functionality and solutions and successfully differentiate our products and solutions from our competitors’. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2021, 2020 and 2019 total revenue generated from customers outside the U.S. was 20%, 18% and 17% of our total revenue, respectively. As of April 30, 2021, we have offices in 12 countries and approximately 30% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
▪challenges inherent in efficiently managing an increased number of employees;
▪difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
▪increased travel, real estate, infrastructure and legal compliance costs associated with international operations;
▪currency exchange rate fluctuations;
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

In addition, as a result of the COVID-19 pandemic, most of our employees including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting are working, and are expected to continue to work for the near term, in a remote environment and not in the office environment from which they have historically performed their duties. We have limited experience maintaining effective control systems with our employees working in remote environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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

The U.S. federal government and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws, and regulations and agency rules and opinions apply to the collection, processing, disclosure and security of certain types of data, including:

▪The Electronic Signatures in Global and National Commerce Act (“ESIGN Act”) in the United States, eIDAS in the EU and similar U.S. state laws, particularly the Uniform Electronic Transactions Act (the “UETA”), which authorize the creation of legally binding and enforceable agreements utilizing electronic signatures and records. We are particularly reliant on the UETA and the ESIGN Act, which together have solidified the legal landscape in the United States for use of electronic signatures and records by providing that electronic signatures and records carry the same weight and have the same legal effect as paper documents and wet ink signatures.

▪The EU General Data Protection Regulation (the “GDPR”) imposes requirements related to processing the personal data of EU citizens and residents. EU data protection authorities have the power to impose administrative fines for repeated violations of the GDPR of up to a maximum of €20 million or 4% of a company’s annual global turnover for the preceding financial year, whichever is higher. Violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims. The GDPR imposes compliance burdens on us, including by mandating documentation requirements and granting certain privacy rights to individuals to control how we collect, use, disclose, retain and process information about them. Additionally, the United Kingdom (“U.K.”) has implemented the Data Protection Act which is substantially similar to the GDPR and contains provisions, including UK-specific exceptions, for how GDPR is applied in the U.K. The U.K.'s departure in January 2020 from the EU (commonly referred to as Brexit) has created uncertainty with regard to the requirements for data transfers between the U.K. and the EU and other jurisdictions, and it is still unclear how the EU and U.K. will reconcile data transfers from the European Economic Area to the U.K. following “Brexit.” The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S.. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny.

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

As of January 31, 2021, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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
▪terrorist attacks, natural disasters, public health crises (such as the current COVID-19 pandemic) or other such events impacting countries where we have operations; and
▪general economic, regulatory and market conditions.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have a currently effective Registration Statement on Form S-3 registering for sale approximately 247,030 shares of our common stock in connection with our acquisition of Liveoak. We also provide eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share through our ESPP and pursuant to our 2018 Plan, our management is authorized to grant stock options, restricted stock units and other equity awards to our employees, directors and consultants. As of April 30, 2021, 8.1 million shares of our common stock are reserved for issuance under our ESPP and 43.1 million shares of our common stock are reserved and available for issuance under our 2018 Plan. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the Notes, any borrowings including under our credit facility or other future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Date: June 4, 2021

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Chief Financial Officer
(Principal Accounting and Financial Officer)