Form 10-Q
period 2021-07-31
DOCUSIGN, INC.
filed 2021-09-03
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 196,718,307 shares of common stock, par value $0.0001, outstanding at August 31, 2021.

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
DocuSign, Inc. | 2022 Form 10Q | 4

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	July 31, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$518,577	$566,055
Investments—current	304,292	207,450
Accounts receivable, net of allowance for doubtful accounts of $6,437 and $5,362 as of July 31, 2021 and January 31, 2021	284,730	323,570
Contract assets—current	13,993	16,883
Prepaid expenses and other current assets	61,197	48,390
Total current assets	1,182,789	1,162,348
Investments—noncurrent	64,088	92,717
Property and equipment, net	173,983	165,039
Operating lease right-of-use assets	140,589	159,352
Goodwill	355,595	350,151
Intangible assets, net	110,327	121,828
Deferred contract acquisition costs—noncurrent	289,636	260,130
Other assets—noncurrent	38,680	24,942
Total assets	$2,355,687	$2,336,507
Liabilities and Equity
Current liabilities
Accounts payable	$33,612	$37,367
Accrued expenses and other current liabilities	81,817	66,566
Accrued compensation	142,599	156,158
Convertible senior notes—current	2,032	20,469
Contract liabilities—current	914,619	779,642
Operating lease liabilities—current	34,951	32,971
Total current liabilities	1,209,630	1,093,173
Convertible senior notes, net—noncurrent	730,272	693,219
Contract liabilities—noncurrent	18,138	16,492
Operating lease liabilities—noncurrent	146,025	165,704
Deferred tax liability—noncurrent	6,424	6,464
Other liabilities—noncurrent	33,322	32,328
Total liabilities	2,143,811	2,007,380
Commitments and contingencies (Note 7)
Convertible senior notes (Note 6)	—	3,390
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of July 31, 2021 and January 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 196,467 shares outstanding as of July 31, 2021; 500,000 shares authorized, 192,807 shares outstanding as of January 31, 2021	20	19
Treasury stock, at cost: 5 shares as of July 31, 2021 and January 31, 2021	(1,219)	(1,048)
Additional paid-in capital	1,611,897	1,702,254
Accumulated other comprehensive income	3,246	4,964
Accumulated deficit	(1,402,068)	(1,380,452)
Total stockholders’ equity	211,876	325,737
Total liabilities and equity	$2,355,687	$2,336,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue:
Subscription	$492,758	$323,643	$944,693	$604,565
Professional services and other	19,086	18,566	36,230	34,661
Total revenue	511,844	342,209	980,923	639,226
Cost of revenue:
Subscription	84,455	64,730	162,526	116,740
Professional services and other	29,325	25,885	56,497	47,907
Total cost of revenue	113,780	90,615	219,023	164,647
Gross profit	398,064	251,594	761,900	474,579
Operating expenses:
Sales and marketing	262,372	194,992	501,491	366,785
Research and development	94,651	63,791	180,067	118,025
General and administrative	63,652	51,446	113,690	90,257
Total operating expenses	420,675	310,229	795,248	575,067
Loss from operations	(22,611)	(58,635)	(33,348)	(100,488)
Interest expense	(1,669)	(7,684)	(3,341)	(15,244)
Interest income and other income (expense), net	(1,063)	2,601	4,974	6,343
Loss before provision for income taxes	(25,343)	(63,718)	(31,715)	(109,389)
Provision for income taxes	158	842	2,140	2,975
Net loss	$(25,501)	$(64,560)	$(33,855)	$(112,364)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.35)	$(0.17)	$(0.61)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	195,996	184,862	195,183	183,930

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	$(2,058)	$8,714	$(1,422)	$3,525
Unrealized gains (losses) on investments, net of tax	(54)	87	(296)	246
Other comprehensive income (loss)	(2,112)	8,801	(1,718)	3,771
Comprehensive loss	$(27,613)	$(55,759)	$(35,573)	$(108,593)

Stock-based compensation expense included in costs and expenses
Cost of revenue—subscription	$7,539	$5,014	$13,557	$8,878
Cost of revenue—professional services and other	6,446	5,225	11,980	9,350
Sales and marketing	46,921	32,305	85,057	56,970
Research and development	26,275	14,781	46,737	26,666
General and administrative	12,778	11,442	23,764	20,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at April 30, 2021	194,734	$19	$1,615,646	$(1,219)	$5,358	$(1,376,567)	$243,237
Settlement of convertible senior notes due in 2023	234	1	(279)	—	—	—	(278)
Exercise of stock options	624	—	5,202	—	—	—	5,202
Settlement of restricted stock units	865	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	—	—	(114,481)	—	—	—	(114,481)
Charitable donation of common stock	10		3,000				3,000
Employee stock-based compensation	—	—	102,809	—	—	—	102,809
Net loss	—	—	—	—	—	(25,501)	(25,501)
Other comprehensive loss, net	—	—	—	—	(2,112)	—	(2,112)
Balances at July 31, 2021	196,467	$20	$1,611,897	$(1,219)	$3,246	$(1,402,068)	$211,876

Balances at April 30, 2020	183,428	$18	$1,714,462	$—	$(6,703)	$(1,184,989)	$522,788
Exercise of stock options	460	—	5,403	—	—	—	5,403
Settlement of restricted stock units	1,002	1	(1)	—	—	—	—
Tax withholding on net share settlement of restricted stock units	—	—	(89,449)	—	—	—	(89,449)
Issuance of shares as consideration for acquisition	247	—	48,361	—	—	—	48,361
Employee stock-based compensation	—	—	70,547	—	—	—	70,547
Net loss	—	—	—	—	—	(64,560)	(64,560)
Other comprehensive income, net	—	—	—	—	8,801	—	8,801
Balances at July 31, 2020	185,137	$19	$1,749,323	$—	$2,098	$(1,249,549)	$501,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2021	192,807	$19	$1,702,254	$(1,048)	$4,964	$(1,380,452)	$325,737
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(86,144)	—	—	12,239	(73,905)
Settlement of convertible senior notes due in 2023	586	1	(725)	—	—	—	(724)
Exercise of stock options	1,112	—	11,818	—	—	—	11,818
Settlement of restricted stock units	1,820	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(227,894)	(171)	—	—	(228,065)
Employee stock purchase plan	132	—	23,167	—	—	—	23,167
Charitable donation of common stock	10	—	3,000	—	—	—	3,000
Employee stock-based compensation	—	—	186,421	—	—	—	186,421
Net loss	—	—	—	—	—	(33,855)	(33,855)
Other comprehensive loss, net	—	—	—	—	(1,718)	—	(1,718)
Balances at July 31, 2021	196,467	$20	$1,611,897	$(1,219)	$3,246	$(1,402,068)	$211,876

Balances at January 31, 2020	181,254	$18	$1,685,167	$—	$(1,673)	$(1,137,185)	$546,327
Exercise of stock options	1,300	—	13,038	—	—	—	13,038
Settlement of restricted stock units	2,080	1	(1)	—	—	—	—
Tax withholding on net share settlement of restricted stock units	—	—	(136,172)	—	—	—	(136,172)
Employee stock purchase plan	256	—	13,590	—	—	—	13,590
Issuance of common stock as consideration for acquisition	247	—	48,361	—	—	—	48,361
Employee stock-based compensation	—	—	125,340	—	—	—	125,340
Net loss	—	—	—	—	—	(112,364)	(112,364)
Other comprehensive income, net	—	—	—	—	3,771	—	3,771
Balances at July 31, 2020	185,137	$19	$1,749,323	$—	$2,098	$(1,249,549)	$501,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2022 Form 10Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(33,855)	$(112,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,997	31,976
Amortization of deferred contract acquisition and fulfillment costs	63,476	45,194
Amortization of debt discount and transaction costs	2,593	13,784
Fair value adjustments to strategic investments	(5,119)	—
Impairment of operating lease right-of-use assets	3,892	—
Non-cash operating lease costs	13,649	13,119
Stock-based compensation expense	181,095	122,318
Non-cash charitable donation	3,000	—
Deferred income taxes	(1,250)	(284)
Other	666	(493)
Changes in operating assets and liabilities:
Accounts receivable	38,840	25,154
Contract assets	2,820	1,570
Prepaid expenses and other current assets	(10,367)	(5,388)
Deferred contract acquisition and fulfillment costs	(95,418)	(92,414)
Other assets	(6,676)	(6,132)
Accounts payable	(9,443)	6,275
Accrued expenses and other liabilities	17,022	11,710
Accrued compensation	(13,047)	22,865
Contract liabilities	136,624	107,486
Operating lease liabilities	(16,233)	(7,098)
Net cash provided by operating activities	313,266	177,278
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(6,388)	(180,370)
Purchases of marketable securities	(185,628)	(11,667)
Sales of marketable securities	3,002	28,986
Maturities of marketable securities	113,171	301,416
Purchases of strategic and other investments	(500)	(3,241)
Purchases of property and equipment	(28,534)	(44,751)
Net cash (used in) provided by investing activities	(104,877)	90,373
Cash flows from financing activities:
Repayments of convertible senior notes	(61,714)	—
Payment of tax withholding obligation on net share settlement of restricted stock units	(228,575)	(133,860)
Proceeds from exercise of stock options	11,818	13,038
Proceeds from employee stock purchase plan	23,167	13,590
Net cash used in financing activities	(255,304)	(107,232)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(564)	2,640
Net increase (decrease) in cash, cash equivalents and restricted cash	(47,479)	163,059
Cash, cash equivalents and restricted cash at beginning of period (1)	566,337	241,483
Cash, cash equivalents and restricted cash at end of period (1)	$518,858	$404,542
(1) $0.3 million of restricted cash was included in Prepaid expenses and other current assets at July 31, 2021, and in Other assets—noncurrent at January 31, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 9

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended July 31,
(in thousands)	2021	2020
Supplemental disclosure:
Cash paid for interest	$223	$1,438
Cash paid for operating lease liabilities	20,352	14,387
Cash paid for income taxes	4,310	1,827
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$7,500	$6,478
Operating lease right-of-use assets exchanged for lease obligations	—	27,569
Fair value of shares issued as part of the repayments of convertible senior notes	133,288	—
Fair value of shares issued as consideration for acquisition	—	48,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 10

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

DocuSign, Inc. | 2022 Form 10Q | 11

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022.

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

Since the emergence of the COVID-19 pandemic in March 2020, we have undertaken measures to protect our employees, partners and customers, including providing the majority of our employees the option to work remotely until at least January 10, 2022. However, there can be no assurance that these measures will be effective, that we will be able to adopt new measures as needed or that we will be able to discontinue these measures without adversely affecting our business operations. In addition, the COVID-19 pandemic and related recent developments (including vaccine deployments, national and regional outbreaks and the emergence of disease variants) have created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our products and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities, except for a sublease that resulted in an impairment of $3.9 million on operating lease right-of-use assets recorded during the three months ended July 31, 2021. These
DocuSign, Inc. | 2022 Form 10Q | 12

estimates may change as new events occur and additional information is obtained, which could be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Significant Accounting Policies

Other than as described below, there have been no changes to our significant accounting policies described in our fiscal 2021 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Convertible Debt

Effective February 1, 2021, we account for our convertible debt instruments as a single liability measured at its amortized cost. See “Recently Adopted Accounting Pronouncements” below. At issuance, the carrying amount is calculated as the proceeds, net of initial purchasers’ discounts and transaction costs. The difference between the principal amount and carrying value is amortized to interest expense over the term of the convertible debt instruments using the effective interest rate method.

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

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 96% and 95% of our revenue for the three months ended July 31, 2021 and 2020 and approximately 96% and 95% of our revenue for the six months ended July 31, 2021 and 2020.

Performance Obligations

As of July 31, 2021, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.3 billion. We expect to recognize 52% of the transaction price allocated to remaining performance obligations within the 12 months following July 31, 2021 in our condensed consolidated statement of operations and comprehensive loss.
DocuSign, Inc. | 2022 Form 10Q | 13

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been fully invoiced to our customers where there remains a performance obligation, typically for our multi-year arrangements. Total contract assets were $14.6 million and $17.5 million as of July 31, 2021 and January 31, 2021, of which $0.6 million and $0.6 million were noncurrent and included within “Other assets—noncurrent” on our condensed consolidated balance sheets. The change in contract assets reflects the difference in timing between the satisfaction of our remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the six months ended July 31, 2021 and 2020, we recognized revenue of $595.4 million and $375.8 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	July 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$117,167	$—	$—	$117,167
Level 2:
Available-for-sale securities
Commercial paper(1)	160,860	8	(22)	160,846
Corporate notes and bonds	193,624	61	(55)	193,630
U.S. governmental securities	32,548	4	—	32,552
Level 2 total	387,032	73	(77)	387,028
Total	$504,199	$73	$(77)	$504,195

	January 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(2)
Money market funds	$284,312	$—	$—	$284,312
Level 2:
Available-for-sale securities
Commercial paper	42,048	1	(23)	42,026
Corporate notes and bonds	199,277	375	(67)	199,585
U.S. governmental securities	58,050	12	(6)	58,056
Level 2 total	299,375	388	(96)	299,667
Level 3:
Available-for-sale securities
Corporate notes and bonds	500	—	—	500
Total	$584,187	$388	$(96)	$584,479

DocuSign, Inc. | 2022 Form 10Q | 14

(1)    Included in “cash and cash equivalents” in our consolidated balance sheets as of July 31, 2021, in addition to cash of $382.8 million and commercial paper of $18.6 million.
(2)    Included in “cash and cash equivalents” in our consolidated balance sheets as of January 31, 2021, in addition to cash of $281.7 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs. The fair value of our Level 3 investments is determined based on an income approach using unobservable inputs.

The fair value of our available-for-sale securities as of July 31, 2021, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$322,940
Due in one to two years	64,088
$387,028

As of July 31, 2021 and January 31, 2021, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well the issuers' high credit ratings and consistent payment history.

Strategic Investments

During the six months ended July 31, 2021, investments in equity securities without readily determinable fair values increased by $4.8 million due to adjustments related to observable price changes that occurred primarily during the three months ended April 30, 2021. Such investments are recorded in “Other assets—noncurrent” on our condensed consolidated balance sheets.

Convertible Senior Notes

We estimated the fair value of the convertible senior notes based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes—current” and “Convertible senior notes, net—noncurrent” on our condensed consolidated balance sheets. Refer to Note 6 for further information.

(in thousands)	July 31, 2021	January 31, 2021
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$53,289	$115,000
Fair value amount	219,615	373,928

0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	736,713	725,100

DocuSign, Inc. | 2022 Form 10Q | 15

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	July 31, 2021	January 31, 2021
Computer and network equipment	$112,420	$102,163
Software, including capitalized software development costs	67,081	56,858
Furniture and office equipment	21,507	21,682
Leasehold improvements	79,608	79,892
	280,616	260,595
Less: Accumulated depreciation	(143,225)	(121,029)
	137,391	139,566
Work in progress	36,592	25,473
Total	$173,983	$165,039

Depreciation and amortization expense associated with property and equipment was $14.3 million and $10.5 million for the three months ended July 31, 2021 and 2020, and $27.8 million and $20.3 million for the six months ended July 31, 2021 and 2020.

For the three months ended July 31, 2021 and 2020, we capitalized $9.3 million and $6.8 million of internally developed software. For the six months ended July 31, 2021 and 2020, we capitalized $17.1 million and $11.0 million of internally developed software.

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Six Months Ended July 31,
(in thousands)	2021	2020
Deferred Contract Acquisition Costs:
Beginning balance	$262,519	$155,697
Additions to deferred contract acquisition costs	83,600	80,836
Amortization of deferred contract acquisition costs	(53,250)	(36,528)
Cumulative translation adjustment	(332)	677
Ending balance	$292,537	$200,682

Deferred Contract Fulfillment Costs:
Beginning balance	$12,506	$8,218
Additions to deferred contract fulfillment costs	11,731	11,578
Amortization of deferred contract fulfillment costs	(10,116)	(8,666)
Ending balance	$14,121	$11,130

Note 6. Debt

Convertible Senior Notes

In September 2018 we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023 (“2023 Notes”). The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs. Based upon the reported sales price of our common stock, the 2023 Notes became convertible on August 1, 2020 and continue to be convertible through July 31, 2021.

In January 2021 we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024 (“2024 Notes,” and together with the 2023 Notes, the “Notes”). The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs. As of July 31, 2021, the conversion conditions for the 2024 Notes described in our 2021 Annual Report on Form 10-K were not met.
DocuSign, Inc. | 2022 Form 10Q | 16

Conversions of the 2023 Notes

We accounted for early conversions and settlements of the 2023 Notes during the six months ended July 31, 2021 under ASU 2020-06. Refer to Note 1 for further discussion of early adoption.

During the six months ended July 31, 2021, we settled $61.7 million aggregate amount of the principal of 2023 Notes, including $23.9 million elected for conversion as of January 31, 2021, for aggregate consideration of $195.0 million, consisting of $61.7 million in cash and 0.6 million shares of our common stock with a value of $133.3 million. The $0.7 million excess of the cash consideration over the corresponding carrying value was recorded as a reduction to additional paid-in capital.

Additionally, as of July 31, 2021, we had received conversion notices on our 2023 Notes for $2.0 million in aggregate principal amount, the corresponding carrying value is reflected in Convertible senior notes—current on our condensed consolidated balance sheet. From August 1, 2021 through September 2, 2021, we received conversion notices on our 2023 Notes for $1.1 million in aggregate principal amount. We plan to settle the principal amount in cash during the three months ended October 31, 2021.

DocuSign, Inc. | 2022 Form 10Q | 17

The net carrying amounts of the liability and equity components of the Notes were as follows:

(in thousands)	July 31, 2021	January 31, 2021
2023 Notes:
Principal	$53,289	$115,000
Less: unamortized debt discount (1)	—	(15,116)
Less: unamortized transaction costs	(572)	(1,224)
Net carrying value of current and noncurrent liability component	$52,717	$98,660

Proceeds allocated to the conversion option (debt discount) (1)		$134,667
Less: extinguishment or conversion		(31,933)
Less: transaction costs		(3,336)
Net carrying value of mezzanine and permanent equity component		$99,398

2024 Notes:
Principal	$690,000	$690,000
Less: unamortized debt discount (1)	—	(63,619)
Less: unamortized transaction costs	(10,413)	(11,353)
Net carrying value of noncurrent liability component	$679,587	$615,028

Proceeds allocated to the conversion option (debt discount) (1)		$64,453
Less: transaction costs		(1,185)
Net carrying value of permanent equity component		$63,268
(1) Not applicable under ASU 2020-06

The effective interest rate on the liability component of the 2023 Notes was 5.9% prior to the adoption of ASU 2020-06 and 1.0% after adoption. The effective interest rate on the liability component of the 2024 notes was 3.8% prior to the adoption of ASU 2020-06 and 0.6% after adoption. Interest expense recognized related to the Notes was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Contractual interest expense	$66	$720	$102	$1,438
Amortization of debt discount	—	6,422	—	12,751
Amortization of transaction costs	1,135	520	2,316	1,033
Total	$1,201	$7,662	$2,418	$15,222

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
(1) Subject to adjustments for certain events, such as merger events and tender offers, and anti-dilution adjustments
DocuSign, Inc. | 2022 Form 10Q | 18

Impact on Loss Per Share

After February 1, 2021, upon adoption of ASU 2020-06, in periods when we have net income, the shares of our common stock subject to the Notes outstanding during the period are included in our diluted earnings per share under the if-converted method. As of the beginning of the fourth quarter of 2021, share settlement was presumed, and shares subject to the Notes would have been included under the if-converted method. In periods prior to that, cash settlement was presumed and shares subject to the Notes would have been included under the treasury stock method. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

Upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap prices listed above in the Capped Calls section, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. As of July 31, 2021, the market price of our common stock exceeded the $110.00 per share cap price associated with the 2023 Notes but not the $525.30 cap price associated with the 2024 Notes; therefore, the 2023 Notes would have caused economic dilution if converted.

Revolving Credit Facility

In January 2021, we entered into a credit agreement with a syndicate of banks. The credit agreement extended a senior secured revolving credit facility (the “Credit Facility”) to us in an aggregate principal amount of $500.0 million, which amount may be increased by an additional $250.0 million subject to the terms of the credit agreement. We may use the proceeds of future borrowings under the credit facility to finance working capital, for capital expenditures and for other general corporate purposes, including permitted acquisitions.

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2021. As of July 31, 2021, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 7. Commitments and Contingencies

As of July 31, 2021, we had outstanding unused letters of credit associated with our various operating leases totaling $7.4 million.

We have entered into certain noncancellable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of July 31, 2021, the future noncancellable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2022, remainder	$9,829
2023	34,970
2024	22,314
2025	14,025
2026	10,060
Thereafter	3,145
Total	$94,343
DocuSign, Inc. | 2022 Form 10Q | 19

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of July 31, 2021, and January 31, 2021. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

Note 8. Stockholders' Equity

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

As of July 31, 2021, 42.2 million shares of our common stock were available for issuance under the 2018 Plan.

The 2018 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2019 and ending on February 1, 2028, by 5% of the total number of shares of our capital stock outstanding on the immediately preceding January 31st (or such lesser number of shares as our board of directors or a committee of our board of directors may approve). The most recent automatic increase of 9.6 million shares occurred on February 1, 2021.

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
DocuSign, Inc. | 2022 Form 10Q | 20

RSU activity for the six months ended July 31, 2021 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2021	10,586	$83.98
Granted	2,110	221.95
Vested	(2,634)	65.10
Canceled	(757)	$93.58
Unvested at July 31, 2021	9,305	$119.83

As of July 31, 2021, our total unrecognized compensation cost related to RSUs was $869.0 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.3 years.

Stock Options

Option activity for the six months ended July 31, 2021 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2021	4,798	$15.55	5.0	$1,042,879
Exercised	(1,112)	13.52
Outstanding at July 31, 2021, all vested and exercisable	3,686	$16.16	4.8	$1,039,112

As of July 31, 2021, there was no remaining unrecognized compensation cost related to stock option grants.

2018 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, of up to 15% of their earnings, subject to the terms of the ESPP and applicable law. The purchase price for common stock under the ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods that begin in the first and third quarter of each year. In the six months ended July 31, 2021, 0.1 million shares of our common stock were purchased under the ESPP. Compensation expense related to the ESPP was $4.8 million and $2.9 million for the three months ended July 31, 2021 and 2020, and $9.1 million and $4.8 million for the six months ended July 31, 2021 and 2020.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares or (iii) a lesser number of shares determined by our board of directors. As of July 31, 2021, 8.1 million shares of our common stock were reserved for issuance under the ESPP.

DocuSign, Inc. | 2022 Form 10Q | 21

Note 9. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(25,501)	$(64,560)	$(33,855)	$(112,364)
Denominator:
Weighted-average common shares outstanding	195,996	184,862	195,183	183,930
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.35)	$(0.17)	$(0.61)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	July 31,
(in thousands)	2021	2020
RSUs	9,305	13,350
Stock options	3,686	5,577
ESPP	158	227
Convertible senior notes	2,387	5,390
Total antidilutive securities	15,536	24,544

Note 10. Income Taxes

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

Our income tax provision was $0.2 million and $0.8 million for the three months ended July 31, 2021 and 2020. Our income tax provision was $2.1 million and $3.0 million for the six months ended July 31, 2021 and 2020.

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

As of July 31, 2021, our gross unrecognized tax benefits totaled $37.2 million, excluding related accrued interest and penalties, of which $16.3 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

We are subject to taxation in the United States and various foreign jurisdictions. Our tax years from inception in 2003 through July 31, 2021 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Israel Tax Authority for tax years 2016 through 2019. We are not under examination in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

Note 11. Geographic Information

We operate in one operating segment and one reportable segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is our chief operating decision maker.
DocuSign, Inc. | 2022 Form 10Q | 22

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
U.S.	$397,882	$275,494	$766,305	$517,662
International	113,962	66,715	214,618	121,564
Total revenue	$511,844	$342,209	$980,923	$639,226

No single country other than the U.S. had revenue greater than 10% of total revenue in the three and six months ended July 31, 2021 and 2020.

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

(in thousands)	July 31, 2021	January 31, 2021
U.S.	$219,503	$221,549
Ireland	61,977	66,670
International	33,092	36,172
Total long-lived assets	$314,572	$324,391

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

We offer the world’s #1 e-signature solution as the core part of our broader software suite for automating the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across e-signature and addresses the broader agreement process. As a result, over one million customers and one billion users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. DocuSign eSignature integrates with popular business apps, and our functionality can also be embedded using our API. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

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
DocuSign, Inc. | 2022 Form 10Q | 23

use cases, such as buying a home, multiple Envelopes are used over the course of the process. To drive customer reach and adoption, we also offer for free certain limited-time or feature-constrained versions of our platform.

We generate substantially all our revenue from sales of subscriptions, which accounted for 96% and 95% of our revenue in the three months and the six months ended July 31, 2021 and 2020. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in the three and six months ended July 31, 2021 and 2020. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

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

We focused initially on selling our e-signature solutions to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. To demonstrate this growth over time, the number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from approximately 30 customers as of January 31, 2013 to 714 customers as of July 31, 2021. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

COVID-19 Update

The COVID-19 pandemic continues to have large-scale, rapidly shifting effects on workforces, organizations, customers, economies and financial markets globally, contributing to increased market volatility. We are continuing to monitor the effects of the pandemic across our business. These effects are dependent on highly uncertain future developments, including the duration, spread and severity of the pandemic, the emergence of coronavirus variants, the actions undertaken to contain the virus or mitigate its impacts, the speed and breadth of vaccination progress, vaccine efficacy against COVID-19 variants, current or future travel restrictions and how quickly and to what extent normal global economic and operating conditions can or will resume, all of which are highly uncertain and cannot be accurately predicted. While our revenue and earnings are relatively predictable as a result of our subscription-based business model, the effects of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

During the pandemic, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers, including by shifting to a largely remote work environment, imposing work-related travel restrictions for all employees and shifting most planned customer, partner and investor events to virtual-only formats. We have incurred expenses to support our employees working from home, including reimbursements for home office equipment and a stipend for other qualifying expenses, as well as expenses associated with planning and risk mitigation for reopening of our offices and resumption of in-person business activities, and may incur similar expenses in the future. The impact of these and any other operational changes we may implement is uncertain, but as of the date of this filing they have not materially affected our ability to maintain operations.

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

DocuSign, Inc. | 2022 Form 10Q | 24

While we have experienced a significant increase in paying customers and revenue due to the pandemic, there is no assurance that we will experience a continued increase in paying customers or that new or existing customers will continue to utilize our products at similar levels after the COVID-19 pandemic has tapered globally. As vaccinations become widely available and the pandemic wanes, this may result in a decline in paying customers once individuals are no longer working or attending school from home and/or their priorities change. As the pandemic continued in 2021, the rate of vaccinations and emerging COVID-19 variants have had variable impacts on different regions of the world and areas of the economy. This has caused and may continue to cause new, existing and potential customers to experience rapidly changing conditions and disruptions to their businesses. This may result in differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change, which could adversely affect or increase the volatility of our financial results. See the section below titled “Risk Factors” for further discussion of the potential impact of the COVID-19 pandemic, including the conclusion or tapering of the pandemic, on our business, financial condition and results of operations.

Financial Results for the Three and Six Months Ended July 31, 2021 and 2020

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Total revenue	$511,844	$342,209	$980,923	$639,226
Total costs and expenses	534,455	400,844	1,014,271	739,714
Total stock-based compensation expense	99,959	68,767	181,095	122,318
Loss from operations	(22,611)	(58,635)	(33,348)	(100,488)
Net loss	(25,501)	(64,560)	(33,855)	(112,364)
Net cash provided by operating activities	177,669	118,134	313,266	177,278
Purchases of property and equipment	(15,938)	(18,362)	(28,534)	(44,751)

Cash, cash equivalents, restricted cash and investments were $887.2 million as of July 31, 2021.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of July 31, 2021, we had a total of over 1,053,000 customers, including over 148,000 enterprise and commercial customers, compared to almost 750,000 customers and over 95,000 enterprise and commercial customers as of July 31, 2020. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We refer to total customers as all enterprises, commercial businesses and VSBs.

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
DocuSign, Inc. | 2022 Form 10Q | 25

Increasing International Revenue

Our international revenue represented 22% and 19% of our total revenue in both the three months and the six months ended July 31, 2021 and 2020.

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

DocuSign, Inc. | 2022 Form 10Q | 26

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

Operating Expenses

Our operating expenses consist of selling and marketing, research and development and general and administrative expenses. As our revenues continue to increase, our operating expenses as a percentage of revenue may increase or decrease at different rates, driven by the timing of revenue recognition, our investments in growth and other factors.

Selling and Marketing Expense	Selling and marketing expense consists primarily of personnel costs, including sales commissions. These expenses also include expenditures related to advertising, marketing, promotional events and brand awareness activities, as well as allocated overhead costs. We expect selling and marketing expense to continue to increase in absolute dollars as we enhance our product offerings and implement marketing strategies.
Research and Development Expense	Research and development expense consists primarily of personnel costs. These expenses also include non-personnel costs, such as subcontracting, consulting and professional fees for third-party development resources, as well as allocated overhead costs. Our research and development efforts focus on maintaining and enhancing existing functionality and adding new functionality. We expect research and development expense to increase in absolute dollars as we invest in the enhancement of our software suite.
General and Administrative Expense	General and administrative expense consists primarily of employee-related costs for those employees providing administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs, allocated overhead costs, and impairment of operating lease right-of-use assets. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.

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

DocuSign, Inc. | 2022 Form 10Q | 27

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

DocuSign, Inc. | 2022 Form 10Q | 28

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2021	As % of revenue	2020	As % of revenue	2021	As % of revenue	2020	As % of revenue
Revenue:
Subscription	$492,758	96%	$323,643	95%	$944,693	96%	$604,565	95%
Professional services and other	19,086	4	18,566	5	36,230	4	34,661	5
Total revenue	511,844	100	342,209	100	980,923	100	639,226	100
Cost of revenue:
Subscription	84,455	17	64,730	19	162,526	17	116,740	19
Professional services and other	29,325	5	25,885	7	56,497	5	47,907	7
Total cost of revenue	113,780	22	90,615	26	219,023	22	164,647	26
Gross profit	398,064	78	251,594	74	761,900	78	474,579	74
Operating expenses:
Sales and marketing	262,372	51	194,992	57	501,491	51	366,785	57
Research and development	94,651	18	63,791	19	180,067	18	118,025	19
General and administrative	63,652	13	51,446	15	113,690	12	90,257	15
Total operating expenses	420,675	82	310,229	91	795,248	81	575,067	91
Loss from operations	(22,611)	(4)	(58,635)	(17)	(33,348)	(3)	(100,488)	(17)
Interest expense	(1,669)	—	(7,684)	(2)	(3,341)	—	(15,244)	(2)
Interest income and other income (expense), net	(1,063)	(1)	2,601	—	4,974	—	6,343	—
Loss before provision for income taxes	(25,343)	(5)	(63,718)	(19)	(31,715)	(3)	(109,389)	(19)
Provision for income taxes	158	—	842	—	2,140	—	2,975	—
Net loss	$(25,501)	(5)%	$(64,560)	(19)%	$(33,855)	(3)%	$(112,364)	(19)%

Amortization of finite-lived intangible assets was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Cost of subscription revenue	$3,328	$3,132	$6,500	$4,480
Sales and marketing	3,333	4,284	6,691	7,195
Total	$6,661	$7,416	$13,191	$11,675

The following discussion and analysis is for the three and six months ended July 31, 2021, compared to the same period in 2020, unless otherwise stated.

Revenue

	Three Months Ended July 31,		2021 versus 2020	Six Months Ended July 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020		2021	2020
Revenue:
Subscription	$492,758	$323,643	52%	$944,693	$604,565	56%
Professional services and other	19,086	18,566	3%	36,230	34,661	5%
Total revenue	$511,844	$342,209	50%	$980,923	$639,226	53%

DocuSign, Inc. | 2022 Form 10Q | 29

Subscription revenue increased by $169.1 million, or 52%, in the three months ended July 31, 2021 and by $340.1 million, or 56%, in the six months ended July 31, 2021. The increase was primarily due to a combination of the acquisition of new customers and upsells to our existing customer base. This growth was mainly driven by an increase in sales to our mid-market and enterprise customers through our direct and indirect sales channels.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as existing customers increase their usage across their organizations while we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings. We continue to monitor the COVID-19 pandemic in fiscal 2022 and its impact on the economy, the digital transformation of business and customer demand for our solutions.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		2021 versus 2020		Six Months Ended July 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020			2021	2020
Cost of revenue:
Subscription	$84,455	$64,730	30%		$162,526	$116,740	39%
Professional services and other	29,325	25,885	13%		56,497	47,907	18%
Total cost of revenue	$113,780	$90,615	26%		$219,023	$164,647	33%
Gross margin:
Subscription	83%	80%	3	pts	83%	81%	2	pts
Professional services and other	(54)%	(39)%	(15)	pts	(56)%	(38)%	(18)	pts
Total gross margin	78%	74%	4	pts	78%	74%	4	pts

Cost of subscription revenue increased $19.7 million, or 30%, in the three months ended July 31, 2021 and $45.8 million, or 39%, in the six months ended July 31, 2021, primarily driven by higher costs to support our growing customer base.

Increases in the three months ended July 31, 2021 primarily consisted of:
▪$5.7 million in personnel costs and $2.5 million in stock-based compensation driven by higher headcount and annual salary increases; and
▪$5.3 million in operating costs due to higher costs to support our platform and the growth in our revenue, including increases in subscription reseller fees, hosting costs and authentication and processing fees.

Increases in the six months ended July 31, 2021 primarily consisted of:
▪$15.3 million in personnel costs and $4.7 million in stock-based compensation driven by higher headcount and annual salary increases;
▪$11.5 million in operating costs to support our platform and the growth in our revenue, including increases in subscription reseller fees, hosting costs and authentication and processing fees; and
▪$9.9 million in depreciation and amortization, which reflects the impact of higher data center and capitalized software assets as well as the higher existing technology intangible assets from acquisitions.

Cost of professional services and other revenue increased $3.4 million, or 13%, in the three months ended July 31, 2021 and $8.6 million, or 18%, in the six months ended July 31, 2021, primarily due to an increase in personnel costs driven by higher headcount and annual salary increases.

Sales and Marketing

	Three Months Ended July 31,		2021 versus 2020	Six Months Ended July 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020		2021	2020
Sales and marketing	$262,372	$194,992	35%	$501,491	$366,785	37%
Percentage of revenue	51%	57%		51%	57%

Sales and marketing expenses increased $67.4 million, or 35%, in the three months ended July 31, 2021 and $134.7 million, or 37%, in the six months ended July 31, 2021, primarily driven by investments in workforce and
DocuSign, Inc. | 2022 Form 10Q | 30

technology support to accommodate the significant increase in demand due to the acceleration of the digital transformation of agreements.

Increases in the three months ended July 31, 2021 primarily consisted of:
▪$33.8 million in personnel costs and $14.6 million in stock-based compensation due to higher headcount, annual salary increases, higher commissions in line with higher sales and higher payroll taxes; and
▪$12.8 million in marketing and advertising expense due to higher spend on online advertising platforms to help capture the increased market interest in our product offering.

Increases in the six months ended July 31, 2021 primarily consisted of:
▪$74.6 million in personnel costs and $28.1 million in stock-based compensation due to higher headcount, annual salary increases, higher commissions in line with higher sales and higher payroll taxes; and
▪$23.7 million in marketing and advertising expense due to higher spend on online advertising platforms to help capture the increased market interest in our product offering.

Research and Development

	Three Months Ended July 31,		2021 versus 2020	Six Months Ended July 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020		2021	2020
Research and development	$94,651	$63,791	48%	$180,067	$118,025	53%
Percentage of revenue	18%	19%		18%	18%

Research and development expenses increased $30.9 million, or 48%, in the three months ended July 31, 2021 and $62.0 million, or 53%, in the six months ended July 31, 2021, primarily due to investments in workforce and technology support to accommodate growth. Personnel costs and stock-based compensation increased $15.5 million and $11.5 million in the three months ended July 31, 2021 and $34.8 million and $20.1 million in the six months ended July 31, 2021, due to higher headcount and annual salary increases. The increase in the six months ended July 31, 2021 also reflects the impact of the addition of Seal and Liveoak employees to our workforce.

General and Administrative

	Three Months Ended July 31,		2021 versus 2020	Six Months Ended July 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020		2021	2020
General and administrative	$63,652	$51,446	24%	$113,690	$90,257	26%
Percentage of revenue	13%	15%		12%	15%

General and administrative expenses increased $12.2 million, or 24%, in the three months ended July 31, 2021 and $23.4 million, or 26%, in the six months ended July 31, 2021, primarily due to investments in workforce and technology support to accommodate growth. Personnel costs and stock-based compensation increased $2.9 million and $2.2 million in the three months ended July 31, 2021 and $9.8 million and $4.2 million in the six months ended July 31, 2021, due to higher headcount and the impact of annual salary increases. The expense for the three and six months ended July 31, 2021 also includes $3.9 million impairment of operating lease right-of-use assets.
DocuSign, Inc. | 2022 Form 10Q | 31

Other Income and Expense

	Three Months Ended July 31,		2021 versus 2020	Six Months Ended July 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020		2021	2020
Interest expense	$1,669	$7,684	(78)%	$3,341	$15,244	(78)%
Percentage of revenue	—%	2%		—%	2%

Interest income	$1,194	$1,825	(35)%	$2,320	$5,206	(55)%
Foreign currency gain (loss)	(1,738)	1,425	NM	(1,473)	880	NM
Fair value adjustments to strategic investments	—	—	—%	5,270	—	—%
Other	(519)	(649)	(20)%	(1,143)	257	NM
Interest income and other income (expense), net	$(1,063)	$2,601	(141)%	$4,974	$6,343	(22)%
Percentage of revenue	(1)%	—%		—%	1%

Interest expense decreased by $6.0 million in the three months ended July 31, 2021 and $11.9 million in the six months ended July 31, 2021, primarily due to lower amortization expense under ASU 2020-06 effective February 1, 2021.

Interest income and other income, net, for the six months ended July 31, 2021 included $5.3 million adjustments to fair value of certain strategic investments resulting from observable price changes that occurred during the quarter.
DocuSign, Inc. | 2022 Form 10Q | 32

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of July 31, 2021, we had $822.9 million in cash and cash equivalents and short-term investments. We also had $64.1 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financings.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, of which $521.7 million has been settled as of July 31, 2021. In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024.

In January 2021 we entered into a $500.0 million credit facility, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of July 31, 2021.

Further details of these transactions are described in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We were in compliance with all debt covenants at July 31, 2021.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.4 billion as of July 31, 2021. We may not achieve profitability in the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized or in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable decreased by $38.8 million in the six months ended July 31, 2021, compared to a decrease of $25.2 million in the six months ended July 31, 2020, which resulted in a $13.6 million increase in cash provided by operating activities year over year. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. Our contract liabilities increased by $136.6 million in the six months ended July 31, 2021, compared to an increase of $107.5 million in the six months ended July 31, 2020. The year over year increase contributed an additional $29.1 million to cash provided by operating activities.

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

DocuSign, Inc. | 2022 Form 10Q | 33

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$313,266	$177,278
Investing activities	(104,877)	90,373
Financing activities	(255,304)	(107,232)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(564)	2,640
Net change in cash, cash equivalents and restricted cash	$(47,479)	$163,059

Cash Flows from Operating Activities

Cash provided by operating activities was $313.3 million and $177.3 million for the six months ended July 31, 2021 and 2020. The improvement of $136.0 million compared to the prior year, was primarily the result of increased sales and the related cash collections, partially offset by higher operating costs to support growth and increased headcount.

Cash Flows from Investing Activities

For the six months ended July 31, 2021, net cash used in investing activities of $104.9 million was primarily driven by $69.5 million net purchases of marketable securities, $28.5 million purchases of property and equipment, and $6.4 million cash paid for acquisitions.

For the six months ended July 31, 2020, cash provided by investing activities of $90.4 million was primarily driven by $318.7 million from maturities and sales of marketable securities, partially offset by $180.4 million paid for acquisitions, net of cash acquired, and $44.8 million purchases of property and equipment.

Cash Flows from Financing Activities

For the six months ended July 31, 2021, cash used in financing activities of $255.3 million was primarily driven by $193.6 million in net payments related to our equity plans, as compared to $107.2 million in the prior year for similar activities. We also used $61.7 million for repayments of our 2023 Notes.

Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under the Notes (including principal and coupon interest), operating leases, as well as noncancellable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 6 and Note 7 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

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

DocuSign, Inc. | 2022 Form 10Q | 34

Recent Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

DocuSign, Inc. | 2022 Form 10Q | 35

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, acquisition-related expenses, fair value adjustments to strategic investments, impairment of operating lease right-of-use assets, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.

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

DocuSign, Inc. | 2022 Form 10Q | 36

Reconciliation of gross profit and gross margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
GAAP gross profit	$398,064	$251,594	$761,900	$474,579
Add: Stock-based compensation	13,985	10,239	25,537	18,228
Add: Amortization of acquisition-related intangibles	3,328	3,132	6,500	4,480
Add: Employer payroll tax on employee stock transactions	2,121	1,738	4,895	2,774
Non-GAAP gross profit	$417,498	$266,703	$798,832	$500,061
GAAP gross margin	78%	74%	78%	74%
Non-GAAP adjustments	4%	4%	3%	4%
Non-GAAP gross margin	82%	78%	81%	78%

GAAP subscription gross profit	$408,303	$258,913	$782,167	$487,825
Add: Stock-based compensation	7,539	5,014	13,557	8,878
Add: Amortization of acquisition-related intangibles	3,328	3,132	6,500	4,480
Add: Employer payroll tax on employee stock transactions	971	926	2,413	1,461
Non-GAAP subscription gross profit	$420,141	$267,985	$804,637	$502,644
GAAP subscription gross margin	83%	80%	83%	81%
Non-GAAP adjustments	2%	3%	2%	2%
Non-GAAP subscription gross margin	85%	83%	85%	83%

GAAP professional services and other gross loss	$(10,239)	$(7,319)	$(20,267)	$(13,246)
Add: Stock-based compensation	6,446	5,225	11,980	9,350
Add: Employer payroll tax on employee stock transactions	1,150	812	2,482	1,313
Non-GAAP professional services and other gross loss	$(2,643)	$(1,282)	$(5,805)	$(2,583)
GAAP professional services and other gross margin	(54)%	(39)%	(56)%	(38)%
Non-GAAP adjustments	40%	32%	40%	31%
Non-GAAP professional services and other gross margin	(14)%	(7)%	(16)%	(7)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
GAAP loss from operations	$(22,611)	$(58,635)	$(33,348)	$(100,488)
Add: Stock-based compensation	99,959	68,767	181,095	122,318
Add: Amortization of acquisition-related intangibles	6,661	7,416	13,191	11,675
Add: Employer payroll tax on employee stock transactions	11,585	9,259	27,868	15,807
Add: Acquisition-related expenses	221	6,932	387	7,626
Add: Impairment of operating lease right-of-use assets	3,892	—	3,892	—
Non-GAAP income from operations	$99,707	$33,739	$193,085	$56,938
GAAP operating margin	(4)%	(17)%	(3)%	(16)%
Non-GAAP adjustments	23%	27%	23%	25%
Non-GAAP operating margin	19%	10%	20%	9%

DocuSign, Inc. | 2022 Form 10Q | 37

Reconciliation of net income (loss):

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
GAAP net loss	$(25,501)	$(64,560)	$(33,855)	$(112,364)
Add: Stock-based compensation	99,959	68,767	181,095	122,318
Add: Amortization of acquisition-related intangibles	6,661	7,416	13,191	11,675
Add: Employer payroll tax on employee stock transactions	11,585	9,259	27,868	15,807
Add: Acquisition-related expenses	221	6,932	387	7,626
Add: Amortization of debt discount and issuance costs	1,274	6,942	2,593	13,784
Less: Fair value adjustments to strategic investments	(151)	—	(5,270)	—
Add: Impairment of operating lease right-of-use assets	3,892	—	3,892	—
Non-GAAP net income	$97,940	$34,756	$189,901	$58,846

Computation of free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$177,669	$118,134	$313,266	$177,278
Less: Purchases of property and equipment	(15,938)	(18,362)	(28,534)	(44,751)
Non-GAAP free cash flow	$161,731	$99,772	$284,732	$132,527
Net cash (used in) provided by investing activities	$(34,371)	$(79,295)	$(104,877)	$90,373
Net cash used in financing activities	$(142,350)	$(81,734)	$(255,304)	$(107,232)

Computation of billings:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Revenue	$511,844	$342,209	$980,923	$639,226
Add: Contract liabilities and refund liability, end of period	939,826	638,790	939,826	638,790
Less: Contract liabilities and refund liability, beginning of period	(857,969)	(568,544)	(800,940)	(522,201)
Add: Contract assets and unbilled accounts receivable, beginning of period	19,737	16,390	21,021	15,082
Less: Contract assets and unbilled accounts receivable, end of period	(18,067)	(20,395)	(18,067)	(20,395)
Add: Contract assets and unbilled accounts receivable by acquisitions	—	6,589	—	6,589
Less: Contract liabilities and refund liability contributed by acquisitions	—	(9,344)	—	(9,344)
Non-GAAP billings	$595,371	$405,695	$1,122,763	$747,747

DocuSign, Inc. | 2022 Form 10Q | 38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of July 31, 2021, we had cash, cash equivalents and investments totaling $887.0 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximately $1.8 million decrease of the fair value of our investment portfolio as of July 31, 2021. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
We had no exposure to changes in interest rates from debt obligations at July 31, 2021 as our 2023 Notes and 2024 Notes were issued at fixed rates of 0.5% and 0%. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. A strengthening or weakening of the U.S. dollar against the other currencies may negatively or positively affect our operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of “Accumulated other comprehensive income” within “Stockholders’ equity.” Gains or losses due to remeasurements of transactions denominated in foreign currencies are included in “Interest income and other income (expense), net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the second quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DocuSign, Inc. | 2022 Form 10Q | 39

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
DocuSign, Inc. | 2022 Form 10Q | 40

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

The COVID-19 pandemic continues to evolve and the full impact of the pandemic on our business will depend largely on future developments, including the duration, spread and severity of the pandemic, the emergence of coronavirus variants, the actions undertaken to contain the virus or mitigate its impacts, the speed and breadth of vaccination progress, vaccine efficacy against COVID-19 variants, current or future travel restrictions and how quickly and to what extent normal global economic and operating conditions can or will resume, all of which are highly uncertain and cannot be accurately predicted.

The pandemic has created and is likely to continue to create significant volatility in global financial markets. Due to the widespread shift by businesses to remote, web-enabled operations and digital agreements, we have experienced a substantial increase in overall demand for our products, in particular DocuSign eSignature, since the beginning of the pandemic. Although this resulted in a significant increase in customer spending across almost all industries and regions we serve, the growth we have experienced may not continue in future periods.

As the pandemic continued in 2021, the rate of vaccinations and emerging COVID-19 variants have had variable impacts on different regions of the world and areas of the economy. This has caused and may continue to cause new, existing and potential customers to experience rapidly changing conditions and disruptions to their businesses. This may result in differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change, which could adversely affect or increase the volatility of our financial results.

During the pandemic, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers, including by shifting to a largely remote work environment, imposing work-related travel restrictions for our employees and shifting most planned customer, partner and investor events to virtual-only formats. We may take additional measures in the future based on evolving conditions and applicable laws and regulations. However, there can be no assurance that these measures will be effective, or that we can adopt them without adversely affecting our business operations and financial condition. For example, our management team has been focusing additional time on planning for and mitigating the pandemic and its actual and potential effects on our business, including plans to reopen our offices and resume in-person business activities, which may reduce the amount of time available for other initiatives. Changes in our operations in response to the pandemic may result in inefficiencies or delays that cannot be fully mitigated through succession planning, remote work arrangements or teleconferencing
DocuSign, Inc. | 2022 Form 10Q | 41

technologies. These mitigation efforts may also lead to inefficiencies of our employees, operational and cybersecurity risks and other circumstances which could have an adverse impact to our results of operations and financial condition.

Finally, the effects of the COVID-19 pandemic also may heighten other risks, including significant volatility in global markets and the trading price of our common stock. To the extent that the pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section will be exacerbated.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $33.9 million and $112.4 million in the six months ended July 31, 2021 and 2020, and as of July 31, 2021, we had an accumulated deficit of $1.4 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors, the price of our common stock could decline.

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

▪fluctuations in demand for or pricing of our products and solutions, including due to the COVID-19 pandemic and differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change;
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
▪rising inflation and our ability to control costs, including our operating expenses;
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

DocuSign, Inc. | 2022 Form 10Q | 42

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
▪macro- and micro-economic effects of the COVID-19 pandemic, including its effect on the pace of the digital transformation of business;
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

The market for our products and solutions is relatively new and evolving. If the market does not develop further, develops more slowly or in a way that we do not expect, our business will be adversely affected.

The market for our products and solutions—including our e-signature solution, which is the core part of our broader DocuSign Agreement Cloud platform for automating the agreement process—is relatively new and evolving, which makes our business and future prospects difficult to evaluate. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing and healthcare and life sciences. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers, about the uses and benefits of our products and solutions. The size and growth of our addressable market depends on a number of factors, including our customers’ desire to differentiate themselves through e-signature solutions and other products and solutions that automate the agreement process, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulations and changes in economic conditions. If customers do not accept the value proposition of our offerings, then a viable market for products and solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

If we are unable to attract new customers and retain and expand sales to existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must continue to grow our customer base. As our market matures, product and service offerings evolve, and competitors introduce lower cost and/or differentiated products or solutions that compete or are perceived to compete with our products and solutions, our ability to attract new customers could be impaired. This may be especially challenging where organizations have already invested significantly in an existing solution. If our pricing is not competitive or we cannot attract new customers and subsequently maintain and expand those customer relationships, our business and operating results may be harmed.

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
DocuSign, Inc. | 2022 Form 10Q | 43

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

Our products and solutions address a market that is evolving and highly competitive and face competition from different companies depending on the product or solution. For example, our primary global e-signature competitor is currently Adobe Systems Incorporated. We also face competition from a select number of specialized vendors that focus on specific industries, geographies or use cases. In addition to competition in the e-signature market, our other products and solutions, such as DocuSign CLM, DocuSign Payments and DocuSign ID Verification separately face competition from companies in the contract lifecycle management, payment processing and identity verification software markets. As we attempt to sell access to our products and solutions to potential customers with existing products and solutions, we must convince them that our products and solutions are superior to the solutions that their organizations have used in the past.

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

In addition to third-party data centers and cloud providers, we also rely on our own technical operations infrastructure to support and serve our rapidly growing customer base. We must maintain sufficient excess capacity in our operations infrastructure to ensure that our products and solutions are accessible within an acceptable load time. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our products and solutions. Any interruptions or delays in our service, whether or not caused by our products, whether as a result of third-party error, our own error, natural disasters, operational disruptions related to the COVID-19 pandemic or other public health crises, or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.

DocuSign, Inc. | 2022 Form 10Q | 44

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

Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers and damage to our reputation and could impair our sales and harm our business. Moreover, due to the ongoing COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers and third parties working remotely on less secure systems during office closures or when access to facilities may be limited, including due to government mandated shelter-in-place orders. Further, we may face additional security incidents in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of sensitive and proprietary information of DocuSign or our customers, partners or employees, and such incidents may in the future result in regulatory enforcement actions, litigation (including a new private right of action under the California Consumer Privacy Act (the “CCPA”), as described in the risk factor below titled “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations could also result in additional costs and liabilities to us or inhibit sales of our software.”), indemnity obligations and other possible liabilities, in addition to the potential harms described above.

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
DocuSign, Inc. | 2022 Form 10Q | 45

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
DocuSign, Inc. | 2022 Form 10Q | 46

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

We also believe that the COVID-19 pandemic caused many businesses to accelerate the process of shifting to digital agreement processes, contributing to our significant revenue growth during the fiscal year ended January 31, 2021 and the first and second quarters of the fiscal year ended January 31, 2022. While we believe that once businesses have shifted to digital agreement processes they will not return to manual ones, we have no way of knowing how much of this growth will be permanent or even indicative of future growth as the COVID-19 pandemic lessens in severity and businesses return to a more normalized, in-person work environment, nor whether demand for our products will remain strong. For example, future period-over-period revenue growth rates, when compared against the third and fourth quarters of our fiscal year ended January 31, 2021 and the first and second quarters of our fiscal year ended January 31, 2022, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods.

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
▪mitigate and effectively manage the varying impacts of the COVID-19 pandemic, including its effect on the pace of the digital transformation of business;
▪hire, maintain and train our employee base including our sales force, research and development teams and key employees;
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
DocuSign, Inc. | 2022 Form 10Q | 47

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

DocuSign, Inc. | 2022 Form 10Q | 48

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
DocuSign, Inc. | 2022 Form 10Q | 49

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

In addition to our direct sales force and our website, we use strategic partners, such as global system integrators, value-added resellers and independent software vendors, to sell our subscription offerings and solutions. Our agreements with our partners are generally nonexclusive, meaning our partners may offer their customers products and services of several different companies, including products and services that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our subscription offerings and solutions, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings and solutions may be harmed. Our partners may cease marketing our subscription offerings or solutions with limited or no notice and with little or no penalty. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our products and solutions by potential customers. The loss of a substantial number of our partners, our possible inability to replace them or the failure to recruit additional partners could harm our growth objectives and operating results. Even if we are successful in maintaining and recruiting new partners, we cannot assure you that these relationships will result in increased customer usage of our products and solutions or increased revenue. Additionally, as the scale of our partnership efforts increases
DocuSign, Inc. | 2022 Form 10Q | 50

with our growth, the successful implementation of these relationships may become more time-consuming, difficult and costly to realize, which could negatively impact our business performance or our brand reputation.

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of July 31, 2021, we had issued and outstanding $53.3 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “2023 Notes”), $690.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2024 (the “2024 Notes” and together with the 2023 Notes, the “Notes”) and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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
DocuSign, Inc. | 2022 Form 10Q | 51

experience dilution, and the new equity securities could have rights senior to those of our common stock. If adequate funds are not available on acceptable terms when we require it, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition.

We have incurred substantial indebtedness that may decrease our business flexibility and access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

As of July 31, 2021, we had $53.3 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:

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
DocuSign, Inc. | 2022 Form 10Q | 52

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
DocuSign, Inc. | 2022 Form 10Q | 53

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2021, 2020 and 2019 total revenue generated from customers outside the U.S. was 20%, 18% and 17% of our total revenue. As of July 31, 2021, we have offices in 12 countries and approximately 30% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

Our current international operations and future initiatives involve a variety of risks, including:

▪changes in a specific country’s or region’s political or economic conditions, including the pace of the digital transformation of business in that country or region;
▪exposure to regional public health issues, such as the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
DocuSign, Inc. | 2022 Form 10Q | 54

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

DocuSign, Inc. | 2022 Form 10Q | 55

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

In addition, as a result of the COVID-19 pandemic, most of our employees (including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting) are working, and are expected to continue to work for the near term, in a remote environment and not in the office environment from which they have historically performed their duties. We have limited experience maintaining effective control systems with our employees working in remote environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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

DocuSign, Inc. | 2022 Form 10Q | 56

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

▪The EU General Data Protection Regulation (the “GDPR”) imposes requirements related to processing the personal data of EU citizens and residents. EU data protection authorities have the power to impose administrative fines for repeated violations of the GDPR of up to a maximum of €20 million or 4% of a company’s annual global turnover for the preceding financial year, whichever is higher. Violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims. The GDPR imposes compliance burdens on us, including by mandating documentation requirements and granting certain privacy rights to individuals to control how we collect, use, disclose, retain and process information about them. Additionally, the United Kingdom (“U.K.”) has implemented the Data Protection Act which is substantially similar to the GDPR and contains provisions, including UK-specific exceptions, for how GDPR is enacted within U.K. law. The U.K.'s departure in January 2020 from the EU (commonly referred to as Brexit) has created uncertainty with regard to the requirements for data transfers between the U.K. and the EU and other jurisdictions, and it is still unclear how the EU and U.K. will reconcile data transfers from the European Economic Area (the “EEA”) to the U.K. following “Brexit.” For example, the EU has issued a draft adequacy decision for personal information transfers from the EEA to the U.K. on February 19, 2021. Although the European Data Protection Board (the “EDPB”) issued an opinion generally supportive of the draft adequacy decision, the EDPB urged further assessment of certain issues and continued monitoring of developments in U.K. law. If this adequacy decision is not passed by the EU, it would require that companies implement protection measures such as Standard Contractual Clauses for data transfers between the EU and the U.K. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S, which is addressed further in the next paragraph. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny.

▪On July 16, 2020, the Court of Justice of the EU (the “Court of Justice”) invalidated the European Union-United States (“EU-U.S.”) Privacy Shield on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States, a decision commonly known as “Schrems II”. We rely on approved Binding Corporate Rules as both a data processor and data controller as the basis for EU-U.S. cross-border flows of personal data between DocuSign entities identified in DocuSign’s Binding Corporate Rules, in compliance with GDPR. While the Court of Justice upheld the use of binding corporate rules as a valid data transfer mechanism, it further stated that reliance on binding corporate rules alone may not necessarily be sufficient in all circumstances and that supplemental measures may also be required to ensure an adequate level of protection by the importing jurisdiction. As the EU data protection regulatory landscape continues to evolve following Schrems II, including harmonization of disparate guidance regarding supplemental measures amongst regional EU data protection authorities, we may need to implement additional or different supplemental measures to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Additional changes to data protection laws or regulations in the EU that limit or prevent transfers of personal data from the EU to the U.S. could cause us to incur penalties under GDPR and could increase the cost and complexity of operating our business.

▪The CCPA took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020 and were most recently amended on March 15, 2021. Additionally, the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA and was passed in the November 3, 2020 election, creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information, expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA and the CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, particularly in the event of a data breach. Additionally, the CCPA has prompted a number of proposals in the United States for new federal and state-level privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. Two other states have recently passed personal information laws: the Colorado Privacy Act, which goes in effect on July 1, 2023; and Virginia’s Consumer Data Protection Act, which goes in effect on January 1, 2023.

▪The Health Insurance Portability and Accountability Act (“HIPAA”) in the United States (as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”)
DocuSign, Inc. | 2022 Form 10Q | 57

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

In addition, many foreign governments have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, partners or our vendors must comply, some of which are more restrictive than those in the United States and apply broadly to the collection, use, storage, disclosure and security of various types of data. For example, some jurisdictions require that certain types of data be retained on servers within these jurisdictions.

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
DocuSign, Inc. | 2022 Form 10Q | 58

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
DocuSign, Inc. | 2022 Form 10Q | 59

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

▪the current COVID-19 pandemic, including its effects on customer demand for our solutions and the pace of the digital transformation of business;
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
DocuSign, Inc. | 2022 Form 10Q | 60

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have a currently effective Registration Statement on Form S-3 registering for sale approximately 247,030 shares of our common stock in connection with our acquisition of Liveoak. We also provide eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share through our ESPP and pursuant to our 2018 Plan, our management is authorized to grant stock options, restricted stock units and other equity awards to our employees, directors and consultants. As of July 31, 2021, 8.1 million shares of our common stock are reserved for issuance under our ESPP and 42.2 million shares of our common stock are reserved and available for issuance under our 2018 Plan. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

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

DocuSign, Inc. | 2022 Form 10Q | 61

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
DocuSign, Inc. | 2022 Form 10Q | 62

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

DocuSign, Inc. | 2022 Form 10Q | 63

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
DocuSign, Inc. | 2022 Form 10Q | 64

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

DocuSign, Inc. | 2022 Form 10Q | 65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 3, 2021

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Chief Financial Officer
(Principal Accounting and Financial Officer)

DocuSign, Inc. | 2022 Form 10Q | 66