Form 10-Q
period 2021-10-31
DOCUSIGN, INC.
filed 2021-12-06
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 197,876,523 shares of common stock, par value $0.0001, outstanding at November 30, 2021.

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
DocuSign, Inc. | 2022 Form 10Q | 4

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	October 31, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$503,884	$566,055
Investments—current	314,574	207,450
Accounts receivable, net of allowance for doubtful accounts of $6,388 and $5,362 as of October 31, 2021 and January 31, 2021	305,599	323,570
Contract assets—current	14,690	16,883
Prepaid expenses and other current assets	67,842	48,390
Total current assets	1,206,589	1,162,348
Investments—noncurrent	89,455	92,717
Property and equipment, net	177,832	165,039
Operating lease right-of-use assets	132,608	159,352
Goodwill	355,353	350,151
Intangible assets, net	102,802	121,828
Deferred contract acquisition costs—noncurrent	300,073	260,130
Other assets—noncurrent	45,791	24,942
Total assets	$2,410,503	$2,336,507
Liabilities and Equity
Current liabilities
Accounts payable	$47,712	$37,367
Accrued expenses and other current liabilities	81,065	66,566
Accrued compensation	144,741	156,158
Convertible senior notes—current	11,510	20,469
Contract liabilities—current	940,111	779,642
Operating lease liabilities—current	35,228	32,971
Total current liabilities	1,260,367	1,093,173
Convertible senior notes, net—noncurrent	718,821	693,219
Contract liabilities—noncurrent	17,070	16,492
Operating lease liabilities—noncurrent	136,240	165,704
Deferred tax liability—noncurrent	6,379	6,464
Other liabilities—noncurrent	32,057	32,328
Total liabilities	2,170,934	2,007,380
Commitments and contingencies (Note 7)
Convertible senior notes (Note 6)	—	3,390
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 197,754 shares outstanding as of October 31, 2021; 500,000 shares authorized, 192,807 shares outstanding as of January 31, 2021	20	19
Treasury stock, at cost: 7 and 5 shares as of October 31, 2021 and January 31, 2021	(1,532)	(1,048)
Additional paid-in capital	1,650,714	1,702,254
Accumulated other comprehensive income (loss)	(1,889)	4,964
Accumulated deficit	(1,407,744)	(1,380,452)
Total stockholders’ equity	239,569	325,737
Total liabilities and equity	$2,410,503	$2,336,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue:
Subscription	$528,573	$366,617	$1,473,266	$971,182
Professional services and other	16,890	16,306	53,119	50,967
Total revenue	545,463	382,923	1,526,385	1,022,149
Cost of revenue:
Subscription	84,579	69,905	247,105	186,645
Professional services and other	31,396	27,926	87,892	75,833
Total cost of revenue	115,975	97,831	334,997	262,478
Gross profit	429,488	285,092	1,191,388	759,671
Operating expenses:
Sales and marketing	275,619	209,944	777,110	576,729
Research and development	102,603	73,362	282,670	191,387
General and administrative	54,624	50,256	168,314	140,513
Total operating expenses	432,846	333,562	1,228,094	908,629
Loss from operations	(3,358)	(48,470)	(36,706)	(148,958)
Interest expense	(1,485)	(7,769)	(4,826)	(23,013)
Interest income and other income (expense), net	(940)	(311)	4,034	6,032
Loss before provision for (benefit from) income taxes	(5,783)	(56,550)	(37,498)	(165,939)
Provision for (benefit from) income taxes	(107)	1,941	2,033	4,916
Net loss	$(5,676)	$(58,491)	$(39,531)	$(170,855)
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.31)	$(0.20)	$(0.92)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	197,597	186,423	195,996	184,767

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	$(4,720)	$(2,413)	$(6,142)	$1,112
Unrealized losses on investments, net of tax	(415)	(825)	(711)	(579)
Other comprehensive income (loss)	(5,135)	(3,238)	(6,853)	533
Comprehensive loss	$(10,811)	$(61,729)	$(46,384)	$(170,322)

Stock-based compensation expense included in costs and expenses
Cost of revenue—subscription	$8,095	$5,777	$21,652	$14,655
Cost of revenue—professional services and other	7,270	6,005	19,250	15,355
Sales and marketing	49,663	36,881	134,720	93,851
Research and development	30,074	18,896	76,811	45,562
General and administrative	14,338	13,361	38,103	33,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at July 31, 2021	196,467	$20	$1,611,897	$(1,219)	$3,246	$(1,402,068)	$211,876
Settlement of convertible senior notes due in 2023	32	—	(32)	—	—	—	(32)
Exercise of stock options	357	—	9,358	—	—	—	9,358
Settlement of restricted stock units and employee stock purchase plan	767	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(106,098)	(313)	—	—	(106,411)
Employee stock purchase plan	131	—	22,910	—	—	—	22,910
Employee stock-based compensation	—	—	112,679	—	—	—	112,679
Net loss	—	—	—	—	—	(5,676)	(5,676)
Other comprehensive loss, net	—	—	—	—	(5,135)	—	(5,135)
Balances at October 31, 2021	197,754	$20	$1,650,714	$(1,532)	$(1,889)	$(1,407,744)	$239,569

Balances at July 31, 2020	185,137	$19	$1,749,323	$—	$2,098	$(1,249,549)	$501,891
Exercise of stock options	171	—	1,945	—	—	—	1,945
Settlement of restricted stock units	1,015	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	—	—	(114,277)	(1,048)	—	—	(115,325)
Employee stock purchase plans	208	—	16,269	—	—	—	16,269
Employee stock-based compensation	—	—	82,981	—	—	—	82,981
Net loss	—	—	—	—	—	(58,491)	(58,491)
Other comprehensive loss, net	—	—	—	—	(3,238)	—	(3,238)
Balances at October 31, 2020	186,531	$19	$1,736,241	$(1,048)	$(1,140)	$(1,308,040)	$426,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2021	192,807	$19	$1,702,254	$(1,048)	$4,964	$(1,380,452)	$325,737
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(86,144)	—	—	12,239	(73,905)
Settlement of convertible senior notes due in 2023	619	1	(757)	—	—	—	(756)
Exercise of stock options	1,468	—	21,176	—	—	—	21,176
Settlement of restricted stock units and employee stock purchase plan	2,586	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(333,991)	(484)	—	—	(334,475)
Employee stock purchase plan	264	—	46,077	—	—	—	46,077
Charitable donation of common stock	10	—	3,000	—	—	—	3,000
Employee stock-based compensation	—	—	299,099	—	—	—	299,099
Net loss	—	—	—	—	—	(39,531)	(39,531)
Other comprehensive loss, net	—	—	—	—	(6,853)	—	(6,853)
Balances at October 31, 2021	197,754	$20	$1,650,714	$(1,532)	$(1,889)	$(1,407,744)	$239,569

Balances at January 31, 2020	181,254	$18	$1,685,167	$—	$(1,673)	$(1,137,185)	$546,327
Exercise of stock options	1,471	—	14,983	—	—	—	14,983
Settlement of restricted stock units	3,095	1	(1)	—	—	—	—
Tax withholding on net share settlement of restricted stock units	—	—	(250,449)	(1,048)	—	—	(251,497)
Employee stock purchase plan	464	—	29,859	—	—	—	29,859
Issuance of common stock as consideration for acquisition	247	—	48,361	—	—	—	48,361
Employee stock-based compensation	—	—	208,321	—	—	—	208,321
Net loss	—	—	—	—	—	(170,855)	(170,855)
Other comprehensive income, net	—	—	—	—	533	—	533
Balances at October 31, 2020	186,531	$19	$1,736,241	$(1,048)	$(1,140)	$(1,308,040)	$426,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2022 Form 10Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(39,531)	$(170,855)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,163	51,455
Amortization of deferred contract acquisition and fulfillment costs	100,759	70,787
Amortization of debt discount and transaction costs	3,848	20,828
Non-cash operating lease costs	20,176	20,082
Stock-based compensation expense	290,536	203,238
Deferred income taxes	(2,360)	(1,050)
Other	5,598	1,206
Changes in operating assets and liabilities:
Accounts receivable	17,969	(11,429)
Contract assets	2,422	(3,890)
Prepaid expenses and other current assets	(12,890)	(1,835)
Deferred contract acquisition and fulfillment costs	(147,946)	(144,639)
Other assets	(13,712)	(6,463)
Accounts payable	6,703	3,655
Accrued expenses and other liabilities	11,886	21,952
Accrued compensation	(22,781)	23,553
Contract liabilities	161,047	172,520
Operating lease liabilities	(24,212)	(14,394)
Net cash provided by operating activities	418,675	234,721
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(6,388)	(180,370)
Purchases of marketable securities	(302,762)	(80,649)
Sales of marketable securities	3,070	28,986
Maturities of marketable securities	193,071	404,782
Purchases of strategic and other investments	(750)	(8,541)
Purchases of property and equipment	(43,926)	(64,144)
Net cash (used in) provided by investing activities	(157,685)	100,064
Cash flows from financing activities:
Repayments of convertible senior notes	(64,835)	—
Payment of tax withholding obligation on net share settlement of restricted stock units	(323,109)	(247,277)
Proceeds from exercise of stock options	21,176	14,983
Proceeds from employee stock purchase plan	46,077	29,859
Net cash used in financing activities	(320,691)	(202,435)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,472)	1,432
Net increase (decrease) in cash, cash equivalents and restricted cash	(62,173)	133,782
Cash, cash equivalents and restricted cash at beginning of period (1)	566,337	241,483
Cash, cash equivalents and restricted cash at end of period (1)	$504,164	$375,265
(1) $0.3 million of restricted cash was included in Prepaid expenses and other current assets at October 31, 2021, and in Other assets—noncurrent at January 31, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 9

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended October 31,
(in thousands)	2021	2020
Supplemental disclosure:
Cash paid for interest	$349	$2,875
Cash paid for operating lease liabilities	30,178	24,740
Cash paid for income taxes	5,637	3,205
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$9,128	$7,256
Operating lease right-of-use assets exchanged for lease obligations	—	27,447
Fair value of shares issued as part of the repayments of convertible senior notes	142,501	—
Fair value of shares issued as consideration for acquisition	—	48,361

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022.

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

Since the emergence of the COVID-19 pandemic in March 2020, we have undertaken measures to protect our employees, partners and customers, including providing the majority of our employees the option to work remotely until at least January 10, 2022. However, there can be no assurance that these measures will be effective, that we will be able to adopt new measures as needed or that we will be able to discontinue these measures without adversely affecting our business operations. In addition, the COVID-19 pandemic and related recent developments (including vaccine deployments, national and regional outbreaks and the emergence of disease variants) have created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our products and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities, except for a sublease that resulted in an impairment of $3.9 million on operating lease right-of-use assets recorded during the three months ended July 31, 2021. These estimates may change as new events occur and additional information is obtained, which could be recognized in the
DocuSign, Inc. | 2022 Form 10Q | 12

condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% and 96% of our revenue for the three months ended October 31, 2021 and 2020 and approximately 97% and 95% of our revenue for the nine months ended October 31, 2021 and 2020.

Performance Obligations

As of October 31, 2021, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.5 billion. We expect to recognize 52% of the transaction price allocated to remaining performance obligations within the 12 months following October 31, 2021 in our condensed consolidated statement of operations and comprehensive loss.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been fully invoiced to our customers where there remains a performance obligation, typically for our multi-year arrangements. Total contract assets were $15.0 million and $17.5 million as of October 31, 2021 and January 31, 2021, of which $0.3 million and $0.6 million were noncurrent and included within “Other assets—noncurrent” on our condensed consolidated balance sheets. The change in contract assets reflects the difference in timing between the satisfaction of our remaining performance obligations and our contractual right to bill our customers.
DocuSign, Inc. | 2022 Form 10Q | 13

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the nine months ended October 31, 2021 and 2020, we recognized revenue of $730.7 million and $463.1 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Geographic Information

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
U.S.	$417,296	$306,680	$1,183,601	$824,342
International	128,167	76,243	342,784	197,807
Total revenue	$545,463	$382,923	$1,526,385	$1,022,149
DocuSign, Inc. | 2022 Form 10Q | 14

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	October 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$93,622	$—	$—	$93,622
Level 2:
Available-for-sale securities
Commercial paper(1)	169,417	3	(42)	169,378
Corporate notes and bonds	215,952	5	(366)	215,591
U.S. governmental securities	25,078	1	(22)	25,057
Level 2 total	410,447	9	(430)	410,026
Total	$504,069	$9	$(430)	$503,648

	January 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(2)
Money market funds	$284,312	$—	$—	$284,312
Level 2:
Available-for-sale securities
Commercial paper	42,048	1	(23)	42,026
Corporate notes and bonds	199,277	375	(67)	199,585
U.S. governmental securities	58,050	12	(6)	58,056
Level 2 total	299,375	388	(96)	299,667
Level 3:
Available-for-sale securities
Corporate notes and bonds	500	—	—	500
Total	$584,187	$388	$(96)	$584,479

(1)    Included in “cash and cash equivalents” in our consolidated balance sheets as of October 31, 2021, in addition to cash of $404.3 million and commercial paper of $6.0 million.
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

The fair value of our available-for-sale securities as of October 31, 2021, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$320,571
Due in one to two years	89,455
$410,026

DocuSign, Inc. | 2022 Form 10Q | 15

As of October 31, 2021 and January 31, 2021, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well the issuers' high credit ratings and consistent payment history.

Strategic Investments

During the nine months ended October 31, 2021, investments in equity securities without readily determinable fair values increased by $4.8 million due to adjustments related to observable price changes that occurred primarily during the three months ended April 30, 2021. Such investments are recorded in “Other assets—noncurrent” on our condensed consolidated balance sheets.

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

(in thousands)	October 31, 2021	January 31, 2021
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$50,169	$115,000
Fair value amount	191,746	373,928

0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	721,167	725,100

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	October 31, 2021	January 31, 2021
Computer and network equipment	$122,551	$102,163
Software, including capitalized software development costs	73,164	56,858
Furniture and office equipment	21,037	21,682
Leasehold improvements	80,071	79,892
	296,823	260,595
Less: Accumulated depreciation	(156,447)	(121,029)
	140,376	139,566
Work in progress	37,456	25,473
Total	$177,832	$165,039

Depreciation and amortization expense associated with property and equipment was $14.2 million and $12.1 million for the three months ended October 31, 2021 and 2020, and $42.0 million and $32.4 million for the nine months ended October 31, 2021 and 2020.

For the three months ended October 31, 2021 and 2020, we capitalized $9.5 million of internally developed software. For the nine months ended October 31, 2021 and 2020, we capitalized $26.6 million and $20.5 million of internally developed software.

DocuSign, Inc. | 2022 Form 10Q | 16

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Nine Months Ended October 31,
(in thousands)	2021	2020
Deferred Contract Acquisition Costs:
Beginning balance	$262,519	$155,697
Additions to deferred contract acquisition costs	124,688	129,555
Amortization of deferred contract acquisition costs	(82,043)	(57,549)
Cumulative translation adjustment	(2,312)	(275)
Ending balance	$302,852	$227,428

Deferred Contract Fulfillment Costs:
Beginning balance	$12,506	$8,218
Additions to deferred contract fulfillment costs	23,258	15,084
Amortization of deferred contract fulfillment costs	(18,695)	(13,238)
Ending balance	$17,069	$10,064

Note 6. Debt

Convertible Senior Notes

In September 2018 we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023 (“2023 Notes”). The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs. Based upon the reported sales price of our common stock, the 2023 Notes became convertible on August 1, 2020 and continue to be convertible through October 31, 2021.

In January 2021 we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024 (“2024 Notes,” and together with the 2023 Notes, the “Notes”). The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs. As of October 31, 2021, the conversion conditions for the 2024 Notes described in our 2021 Annual Report on Form 10-K were not met.

Conversions of the 2023 Notes

We accounted for early conversions and settlements of the 2023 Notes during the nine months ended October 31, 2021 under ASU 2020-06. Refer to Note 1 for further discussion of early adoption.

During the nine months ended October 31, 2021, we settled $64.8 million aggregate amount of the principal of 2023 Notes, including $23.9 million elected for conversion as of January 31, 2021, for aggregate consideration of $207.3 million, consisting of $64.8 million in cash and 0.6 million shares of our common stock with a value of $142.5 million. The $0.8 million excess of the cash consideration over the corresponding carrying value was recorded as a reduction to additional paid-in capital.

Additionally, as of October 31, 2021, we had received conversion notices on our 2023 Notes for $11.6 million in aggregate principal amount, the corresponding carrying value is reflected in Convertible senior notes—current on our condensed consolidated balance sheet. From November 1, 2021 through December 3, 2021, we received conversion notices on our 2023 Notes for $1.5 million in aggregate principal amount. We plan to settle the principal amount in cash during the three months ended January 31, 2022.

DocuSign, Inc. | 2022 Form 10Q | 17

The net carrying amounts of the liability and equity components of the Notes were as follows:

(in thousands)	October 31, 2021	January 31, 2021
2023 Notes:
Principal	$50,169	$115,000
Less: unamortized debt discount (1)	—	(15,116)
Less: unamortized transaction costs	(477)	(1,224)
Net carrying value of current and noncurrent liability component	$49,692	$98,660

Proceeds allocated to the conversion option (debt discount) (1)		$134,667
Less: extinguishment or conversion		(31,933)
Less: transaction costs		(3,336)
Net carrying value of mezzanine and permanent equity component		$99,398

2024 Notes:
Principal	$690,000	$690,000
Less: unamortized debt discount (1)	—	(63,619)
Less: unamortized transaction costs	(9,362)	(11,353)
Net carrying value of noncurrent liability component	$680,638	$615,028

Proceeds allocated to the conversion option (debt discount) (1)		$64,453
Less: transaction costs		(1,185)
Net carrying value of permanent equity component		$63,268
(1) Not applicable under ASU 2020-06

The effective interest rate on the liability component of the 2023 Notes was 5.9% prior to the adoption of ASU 2020-06 and 1.0% after adoption. The effective interest rate on the liability component of the 2024 notes was 3.8% prior to the adoption of ASU 2020-06 and 0.6% after adoption. Interest expense recognized related to the Notes was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Contractual interest expense	$41	$719	$143	$2,157
Amortization of debt discount	—	6,516	—	19,267
Amortization of transaction costs	1,116	528	3,432	1,561
Total	$1,157	$7,763	$3,575	$22,985

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

Upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap prices listed above in the Capped Calls section, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. As of October 31, 2021, the market price of our common stock exceeded the $110.00 per share cap price associated with the 2023 Notes but not the $525.30 cap price associated with the 2024 Notes; therefore, the 2023 Notes would have caused economic dilution if converted.

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

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2021. As of October 31, 2021, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 7. Commitments and Contingencies

As of October 31, 2021, we had outstanding unused letters of credit associated with our various operating leases totaling $7.3 million.

We have entered into certain noncancellable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of October 31, 2021, the future noncancellable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2022, remainder	$12,482
2023	65,763
2024	40,505
2025	16,403
2026	8,249
Thereafter	3,145
Total	$146,547
DocuSign, Inc. | 2022 Form 10Q | 19

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of October 31, 2021, and January 31, 2021. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

As of October 31, 2021, 42.0 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the nine months ended October 31, 2021 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2021	10,586	$83.98
Granted	2,916	234.09
Vested	(3,774)	71.55
Canceled	(989)	$98.23
Unvested at October 31, 2021	8,739	$137.82

As of October 31, 2021, our total unrecognized compensation cost related to RSUs was $941.3 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.3 years.

DocuSign, Inc. | 2022 Form 10Q | 20

Stock Options

Option activity for the nine months ended October 31, 2021 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2021	4,798	$15.55	5.0	$1,042,879
Exercised	(1,468)	14.39
Outstanding at October 31, 2021, all vested and exercisable	3,330	$16.06	4.6	$873,198

As of October 31, 2021, there was no remaining unrecognized compensation cost related to stock option grants.

2018 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of October 31, 2021, 8.0 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $4.8 million and $3.4 million for the three months ended October 31, 2021 and 2020, and $13.9 million and $8.2 million for the nine months ended October 31, 2021 and 2020.

Note 9. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(5,676)	$(58,491)	$(39,531)	$(170,855)
Denominator:
Weighted-average common shares outstanding	197,597	186,423	195,996	184,767
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.03)	$(0.31)	$(0.20)	$(0.92)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	October 31,
(in thousands)	2021	2020
RSUs	8,739	12,008
Stock options	3,330	5,399
ESPP	136	142
Convertible senior notes	2,344	5,199
Total antidilutive securities	14,549	22,748

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

DocuSign, Inc. | 2022 Form 10Q | 21

Our income tax benefit was $0.1 million and income tax provision was $1.9 million for the three months ended October 31, 2021 and 2020. Our income tax provision was $2.0 million and $4.9 million for the nine months ended October 31, 2021 and 2020.

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

As of October 31, 2021, our gross unrecognized tax benefits totaled $45.6 million, excluding related accrued interest and penalties, of which $15.1 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

We are subject to taxation in the United States and various foreign jurisdictions. Our tax years from inception in 2003 through October 31, 2021 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Israel Tax Authority for tax years 2016 through 2019. We are not under examination in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

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

DocuSign, Inc. | 2022 Form 10Q | 22

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% and 96% of our revenue in the three months ended October 31, 2021 and 2020 and 97% and 95% in the nine months ended October 31, 2021 and 2020. Our subscription fees include the use of our software suite and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in the three and the nine months ended October 31, 2021 and 2020. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software suite, which helps drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

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

We focused initially on selling our e-signature solutions to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. To demonstrate this growth over time, the number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from approximately 30 customers as of January 31, 2013 to 785 customers as of October 31, 2021. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

COVID-19 Update

The COVID-19 pandemic continues to have large-scale, rapidly shifting effects on workforces, organizations, customers, economies and financial markets globally, contributing to increased market volatility. We are continuing to monitor the effects of the pandemic across our business. These effects are dependent on highly uncertain future developments, including the duration, spread and severity of the pandemic, the emergence of coronavirus variants, the actions undertaken to contain the virus or mitigate its impacts, including actions mandated by governments and health authorities and changing public health directives or restrictions, the speed and breadth of vaccination progress, vaccine efficacy against COVID-19 variants, current or future travel restrictions and how quickly and to what extent normal global economic and operating conditions can or will resume, all of which are highly uncertain and cannot be accurately predicted. The effects of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods as a result of our subscription-based business model.

During the pandemic, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers, including by shifting to a largely remote work environment, imposing work-related travel restrictions for all employees and shifting most planned customer, partner and investor events to virtual-only formats. We have incurred expenses to support our employees working from home, including reimbursements for home office equipment and a stipend for other qualifying expenses, as well as expenses associated with planning and risk mitigation for reopening of our offices and resumption of in-person business activities, and may incur similar expenses in the future. The impact of these and any other operational changes we may implement is uncertain, but as of the date of this filing they have not materially affected our ability to maintain operations. We have experienced a substantial increase in overall demand for our products, particularly DocuSign eSignature, since the beginning of the pandemic as the shift to remote, digital business operations caused more organizations to adopt or expand their use of digital agreements. This acceleration of the digital transformation of agreements contributed to growth in our customer base and increases in customer spending across industries and regions.

While we have experienced a significant increase in paying customers and revenue due to the pandemic, there is no assurance that we will experience a continued increase in paying customers or that new or existing customers will continue to utilize our products at similar levels after the COVID-19 pandemic has tapered globally. As vaccinations
DocuSign, Inc. | 2022 Form 10Q | 23

become widely available and the pandemic wanes, this may result in a decline in paying customers once individuals are no longer working or attending school from home and/or their priorities change.

As the pandemic continued in 2021, the rate of vaccinations, emerging COVID-19 variants, and shifting governmental policies on vaccination mandates and other pandemic restrictions have had variable impacts on different regions of the world and areas of the economy. This has caused and may continue to cause new, existing and potential customers to experience rapidly changing conditions and disruptions to their businesses. This may result in differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change, which could adversely affect or increase the volatility of our financial results. Additionally, as a service provider to U.S. state and federal government agencies, we are subject to a variety of COVID-19 vaccination, testing, and related health and safety requirements, including the requirement that our U.S.-based employees be fully vaccinated against COVID-19 by January 4, 2022, absent a medical or religious exemption. We are not able to currently predict the full impact this requirement may have on our business. See the section below titled “Risk Factors” for further discussion of the potential impact of the COVID-19 pandemic, including the conclusion or tapering of the pandemic, on our business, financial condition and results of operations.

Financial Results for the Three and Nine Months Ended October 31, 2021 and 2020

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Total revenue	$545,463	$382,923	$1,526,385	$1,022,149
Total costs and expenses	548,821	431,393	1,563,091	1,171,107
Total stock-based compensation expense	109,440	80,920	290,536	203,238
Loss from operations	(3,358)	(48,470)	(36,706)	(148,958)
Net loss	(5,676)	(58,491)	(39,531)	(170,855)
Net cash provided by operating activities	105,411	57,443	418,675	234,721
Purchases of property and equipment	(15,392)	(19,393)	(43,926)	(64,144)

Cash, cash equivalents, restricted cash and investments were $908.2 million as of October 31, 2021.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of October 31, 2021, we had a total of over 1.1 million customers, including over 159,000 enterprise and commercial customers, compared to almost 820,000 customers and over 110,000 enterprise and commercial customers as of October 31, 2020. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution or a distinct business unit of a large company that has an active contract to access our software suite. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

DocuSign, Inc. | 2022 Form 10Q | 24

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

Increasing International Revenue

Our international revenue represented 23% and 20% of our total revenue in the three months ended October 31, 2021 and 2020 and 22% and 19% in the nine months ended October 31, 2021 and 2020.

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

We plan to increase our international revenue by leveraging and continuing to expand the investments we have already made in our technology, direct sales force and strategic partnerships, as well as helping existing U.S.-based customers manage agreements across their international businesses. We have experienced increased demand across multiple regions and are expanding our sales and marketing resources to capitalize on the potential growth of these markets. Additionally, we expect to continue to develop and enhance our strategic partnerships in key international markets as we grow internationally.

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

DocuSign, Inc. | 2022 Form 10Q | 25

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

DocuSign, Inc. | 2022 Form 10Q | 26

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

DocuSign, Inc. | 2022 Form 10Q | 27

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2021	As % of revenue	2020	As % of revenue	2021	As % of revenue	2020	As % of revenue
Revenue:
Subscription	$528,573	97%	$366,617	96%	$1,473,266	97%	$971,182	95%
Professional services and other	16,890	3	16,306	4	53,119	3	50,967	5
Total revenue	545,463	100	382,923	100	1,526,385	100	1,022,149	100
Cost of revenue:
Subscription	84,579	16	69,905	18	247,105	16	186,645	18
Professional services and other	31,396	5	27,926	8	87,892	6	75,833	8
Total cost of revenue	115,975	21	97,831	26	334,997	22	262,478	26
Gross profit	429,488	79	285,092	74	1,191,388	78	759,671	74
Operating expenses:
Sales and marketing	275,619	51	209,944	55	777,110	51	576,729	56
Research and development	102,603	19	73,362	19	282,670	19	191,387	19
General and administrative	54,624	9	50,256	13	168,314	10	140,513	14
Total operating expenses	432,846	79	333,562	87	1,228,094	80	908,629	89
Loss from operations	(3,358)	(1)	(48,470)	(13)	(36,706)	(2)	(148,958)	(15)
Interest expense	(1,485)	—	(7,769)	(2)	(4,826)	—	(23,013)	(2)
Interest income and other income (expense), net	(940)	—	(311)	—	4,034	—	6,032	1
Loss before provision for (benefit from) income taxes	(5,783)	(1)	(56,550)	(15)	(37,498)	(2)	(165,939)	(16)
Provision for (benefit from) income taxes	(107)	—	1,941	—	2,033	1	4,916	1
Net loss	$(5,676)	(1)%	$(58,491)	(15)%	$(39,531)	(3)%	$(170,855)	(17)%

The following discussion and analysis is for the three and nine months ended October 31, 2021, compared to the same period in 2020, unless otherwise stated.

Revenue

	Three Months Ended October 31,		2021 versus 2020	Nine Months Ended October 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020		2021	2020
Revenue:
Subscription	$528,573	$366,617	44%	$1,473,266	$971,182	52%
Professional services and other	16,890	16,306	4%	53,119	50,967	4%
Total revenue	$545,463	$382,923	42%	$1,526,385	$1,022,149	49%

Subscription revenue increased by $162.0 million, or 44%, in the three months ended October 31, 2021 and by $502.1 million, or 52%, in the nine months ended October 31, 2021. The increase was primarily due to a combination of the acquisition of new customers and upsells to our existing customer base. This growth was mainly driven by an increase in sales to our mid-market and enterprise customers through our direct and indirect sales channels.

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

DocuSign, Inc. | 2022 Form 10Q | 28

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		2021 versus 2020		Nine Months Ended October 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020			2021	2020
Cost of revenue:
Subscription	$84,579	$69,905	21%		$247,105	$186,645	32%
Professional services and other	31,396	27,926	12%		87,892	75,833	16%
Total cost of revenue	$115,975	$97,831	19%		$334,997	$262,478	28%
Gross margin:
Subscription	84%	81%	3	pts	83%	81%	2	pts
Professional services and other	(86)%	(71)%	(15)	pts	(65)%	(49)%	(16)	pts
Total gross margin	79%	74%	5	pts	78%	74%	4	pts

Cost of subscription revenue increased $14.7 million, or 21%, in the three months ended October 31, 2021 and $60.5 million, or 32%, in the nine months ended October 31, 2021, primarily driven by higher costs to support our growing customer base.

Increases in the three months ended October 31, 2021 primarily consisted of:
▪$4.3 million in personnel costs and $2.3 million in stock-based compensation driven by higher headcount and annual salary increases; and
▪$4.0 million in operating costs to support our platform and the growth in our revenue, including increases in hosting costs and processing fees.

Increases in the nine months ended October 31, 2021 primarily consisted of:
▪$19.6 million in personnel costs and $7.0 million in stock-based compensation driven by higher headcount and annual salary increases;
▪$15.5 million in operating costs to support our platform and the growth in our revenue, including increases in hosting costs, authentication and processing fees and subscription reseller fees; and
▪$13.3 million in depreciation and amortization, which reflects the impact of higher data center and capitalized software assets as well as the higher existing technology intangible assets from acquisitions.

Cost of professional services and other revenue increased $3.5 million, or 12%, in the three months ended October 31, 2021 and $12.1 million, or 16%, in the nine months ended October 31, 2021, primarily due to an increase in personnel costs driven by higher headcount, annual salary increases and stock-based compensation.

Sales and Marketing

	Three Months Ended October 31,		2021 versus 2020	Nine Months Ended October 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020		2021	2020
Sales and marketing	$275,619	$209,944	31%	$777,110	$576,729	35%
Percentage of revenue	51%	55%		51%	56%

Sales and marketing expenses increased $65.7 million, or 31%, in the three months ended October 31, 2021 and $200.4 million, or 35%, in the nine months ended October 31, 2021 primarily driven by investments in workforce and technology support to accommodate demand for our products and increased interest in digital transformation of agreements.

Increases in the three months ended October 31, 2021 primarily consisted of:
▪$38.9 million in personnel costs and $12.8 million in stock-based compensation due to higher headcount, annual salary increases, higher commissions in line with higher sales and higher payroll taxes; and
▪$8.7 million in marketing and advertising expense due to higher spend on online advertising platforms to help capture the continued market interest in our product offering.

Increases in the nine months ended October 31, 2021 primarily consisted of:
▪$113.5 million in personnel costs and $40.9 million in stock-based compensation due to higher headcount, annual salary increases, higher commissions in line with higher sales and higher payroll taxes; and
DocuSign, Inc. | 2022 Form 10Q | 29

▪$32.4 million in marketing and advertising expense due to higher spend on online advertising platforms to help capture the continued market interest in our product offering; and
▪$12.2 million due to higher information technology costs.

Research and Development

	Three Months Ended October 31,		2021 versus 2020	Nine Months Ended October 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020		2021	2020
Research and development	$102,603	$73,362	40%	$282,670	$191,387	48%
Percentage of revenue	19%	19%		19%	19%

Research and development expenses increased $29.2 million, or 40%, in the three months ended October 31, 2021 and $91.3 million, or 48%, in the nine months ended October 31, 2021, primarily due to investments in workforce and technology support to accommodate growth. Personnel costs and stock-based compensation increased $15.6 million and $11.2 million in the three months ended October 31, 2021 and $50.3 million and $31.2 million in the nine months ended October 31, 2021, due to higher headcount and annual salary increases, which also reflects the impact of the addition of Seal and Liveoak employees to our workforce. Additionally, the increase in the nine months ended October 31, 2021 includes $7.2 million due to higher information technology costs.

General and Administrative

	Three Months Ended October 31,		2021 versus 2020	Nine Months Ended October 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020		2021	2020
General and administrative	$54,624	$50,256	9%	$168,314	$140,513	20%
Percentage of revenue	9%	13%		10%	14%

General and administrative expenses increased $4.4 million, or 9%, in the three months ended October 31, 2021 and $27.8 million, or 20%, in the nine months ended October 31, 2021, primarily due to investments in workforce and technology support to accommodate growth. Personnel costs and stock-based compensation increased $1.4 million and $1.5 million in the three months ended October 31, 2021 and $10.0 million and $5.3 million in the nine months ended October 31, 2021, due to higher headcount and the impact of annual salary increases. The expense for the nine months ended October 31, 2021 also includes $3.9 million impairment of operating lease right-of-use assets.

Other Income and Expense

	Three Months Ended October 31,		2021 versus 2020	Nine Months Ended October 31,		2021 versus 2020
(in thousands, except for percentages)	2021	2020		2021	2020
Interest expense	$1,485	$7,769	(81)%	$4,826	$23,013	(79)%
Percentage of revenue	—%	2%		—%	2%

Interest income and other income (expense), net	$(940)	$(311)	202%	$4,034	$6,032	(33)%
Percentage of revenue	—%	—%		—%	1%

Interest expense decreased by $6.3 million in the three months ended October 31, 2021 and $18.2 million in the nine months ended October 31, 2021, primarily due to lower amortization expense under ASU 2020-06 effective February 1, 2021.

Interest income and other income, net, for the nine months ended October 31, 2021 included $4.8 million adjustments to fair value of certain strategic investments resulting from observable price changes that occurred during the quarter ended April 30, 2021.
DocuSign, Inc. | 2022 Form 10Q | 30

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of October 31, 2021, we had $818.5 million in cash and cash equivalents and short-term investments. We also had $89.5 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financings.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, of which $524.8 million has been settled as of October 31, 2021. In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024.

In January 2021 we entered into a $500.0 million credit facility, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of October 31, 2021.

Further details of these transactions are described in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We were in compliance with all debt covenants at October 31, 2021.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we have generated positive cash flows from operations in recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.4 billion as of October 31, 2021. We may not achieve profitability in the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our direct customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized or in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable decreased by $18.0 million in the nine months ended October 31, 2021, compared to an increase of $11.4 million in the nine months ended October 31, 2020, which resulted in a $29.4 million increase in cash provided by operating activities year over year. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. Our contract liabilities increased by $161.0 million in the nine months ended October 31, 2021, compared to an increase of $172.5 million in the nine months ended October 31, 2020, which resulted in an $11.5 million decrease in cash provided by operating activities.

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

DocuSign, Inc. | 2022 Form 10Q | 31

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$418,675	$234,721
Investing activities	(157,685)	100,064
Financing activities	(320,691)	(202,435)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,472)	1,432
Net change in cash, cash equivalents and restricted cash	$(62,173)	$133,782

Cash Flows from Operating Activities

Cash provided by operating activities was $418.7 million and $234.7 million for the nine months ended October 31, 2021 and 2020. The improvement of $184.0 million compared to the prior year, was primarily the result of increased sales and the related cash collections, partially offset by higher operating costs to support growth and increased headcount.

Cash Flows from Investing Activities

For the nine months ended October 31, 2021, net cash used in investing activities of $157.7 million was primarily driven by $106.6 million net purchases of marketable securities, $43.9 million purchases of property and equipment, and $6.4 million cash paid for acquisitions.

For the nine months ended October 31, 2020, cash provided by investing activities of $100.1 million was primarily driven by $353.1 million from maturities and sales of marketable securities, partially offset by $180.4 million paid for acquisitions, net of cash acquired, $64.1 million purchases of property and equipment and $8.5 million purchases of strategic and other investments.

Cash Flows from Financing Activities

For the nine months ended October 31, 2021, cash used in financing activities of $320.7 million was primarily driven by $255.9 million in net payments related to our equity plans, as compared to $202.4 million in the prior year for similar activities. We also used $64.8 million for repayments of our 2023 Notes.

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

DocuSign, Inc. | 2022 Form 10Q | 32

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

DocuSign, Inc. | 2022 Form 10Q | 33

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

DocuSign, Inc. | 2022 Form 10Q | 34

Reconciliation of gross profit and gross margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
GAAP gross profit	$429,488	$285,092	$1,191,388	$759,671
Add: Stock-based compensation	15,365	11,782	40,902	30,010
Add: Amortization of acquisition-related intangibles	2,766	3,376	9,266	7,856
Add: Employer payroll tax on employee stock transactions	1,800	1,676	6,695	4,450
Non-GAAP gross profit	$449,419	$301,926	$1,248,251	$801,987
GAAP gross margin	79%	74%	78%	74%
Non-GAAP adjustments	3%	5%	4%	4%
Non-GAAP gross margin	82%	79%	82%	78%

GAAP subscription gross profit	$443,994	$296,712	$1,226,161	$784,537
Add: Stock-based compensation	8,095	5,777	21,652	14,655
Add: Amortization of acquisition-related intangibles	2,766	3,376	9,266	7,856
Add: Employer payroll tax on employee stock transactions	873	722	3,286	2,183
Non-GAAP subscription gross profit	$455,728	$306,587	$1,260,365	$809,231
GAAP subscription gross margin	84%	81%	83%	81%
Non-GAAP adjustments	2%	3%	3%	2%
Non-GAAP subscription gross margin	86%	84%	86%	83%

GAAP professional services and other gross loss	$(14,506)	$(11,620)	$(34,773)	$(24,866)
Add: Stock-based compensation	7,270	6,005	19,250	15,355
Add: Employer payroll tax on employee stock transactions	927	954	3,409	2,267
Non-GAAP professional services and other gross loss	$(6,309)	$(4,661)	$(12,114)	$(7,244)
GAAP professional services and other gross margin	(86)%	(71)%	(65)%	(49)%
Non-GAAP adjustments	49%	42%	42%	35%
Non-GAAP professional services and other gross margin	(37)%	(29)%	(23)%	(14)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
GAAP loss from operations	$(3,358)	$(48,470)	$(36,706)	$(148,958)
Add: Stock-based compensation	109,440	80,920	290,536	203,238
Add: Amortization of acquisition-related intangibles	5,971	7,357	19,162	19,032
Add: Employer payroll tax on employee stock transactions	10,104	8,959	37,972	24,766
Add: Acquisition-related expenses	—	336	387	7,962
Add: Impairment of operating lease right-of-use assets	—	—	3,892	—
Non-GAAP income from operations	$122,157	$49,102	$315,243	$106,040
GAAP operating margin	(1)%	(13)%	(2)%	(15)%
Non-GAAP adjustments	23%	26%	23%	25%
Non-GAAP operating margin	22%	13%	21%	10%

DocuSign, Inc. | 2022 Form 10Q | 35

Reconciliation of net income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
GAAP net loss	$(5,676)	$(58,491)	$(39,531)	$(170,855)
Add: Stock-based compensation	109,440	80,920	290,536	203,238
Add: Amortization of acquisition-related intangibles	5,971	7,357	19,162	19,032
Add: Employer payroll tax on employee stock transactions	10,104	8,959	37,972	24,766
Add: Acquisition-related expenses	—	336	387	7,962
Add: Amortization of debt discount and issuance costs	1,255	7,044	3,848	20,828
Less: Fair value adjustments to strategic investments	—	—	(5,270)	—
Add: Impairment of operating lease right-of-use assets	—	—	3,892	—
Non-GAAP net income	$121,094	$46,125	$310,996	$104,971

Computation of free cash flow:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$105,411	$57,443	$418,675	$234,721
Less: Purchases of property and equipment	(15,392)	(19,393)	(43,926)	(64,144)
Non-GAAP free cash flow	$90,019	$38,050	$374,749	$170,577
Net cash (used in) provided by investing activities	$(52,808)	$9,691	$(157,685)	$100,064
Net cash used in financing activities	$(65,387)	$(95,203)	$(320,691)	$(202,435)

Computation of billings:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Revenue	$545,463	$382,923	$1,526,385	$1,022,149
Add: Contract liabilities and refund liability, end of period	961,243	702,691	961,243	702,691
Less: Contract liabilities and refund liability, beginning of period	(939,826)	(638,790)	(800,940)	(522,201)
Add: Contract assets and unbilled accounts receivable, beginning of period	18,067	20,395	21,020	15,082
Less: Contract assets and unbilled accounts receivable, end of period	(19,708)	(26,808)	(19,708)	(26,808)
Add: Contract assets and unbilled accounts receivable by acquisitions	—	—	—	6,589
Less: Contract liabilities and refund liability contributed by acquisitions	—	—	—	(9,344)
Non-GAAP billings	$565,239	$440,411	$1,688,000	$1,188,158

DocuSign, Inc. | 2022 Form 10Q | 36

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of October 31, 2021, we had cash, cash equivalents and investments totaling $907.9 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is comprised of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximately $2.4 million decrease of the fair value of our investment portfolio as of October 31, 2021. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
We had no exposure to changes in interest rates from debt obligations at October 31, 2021 as our 2023 Notes and 2024 Notes were issued at fixed rates of 0.5% and 0%. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2022, we completed the implementation of a revenue recognition sub-ledger which directly supports our financial reporting. As a result of this implementation, there were certain changes to our internal controls over financial reporting related to the new system. There have been no other changes in our internal controls over financial reporting that occurred during the nine months ended October 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

DocuSign, Inc. | 2022 Form 10Q | 37

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
DocuSign, Inc. | 2022 Form 10Q | 38

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

The COVID-19 pandemic continues to evolve and the full impact of the pandemic on our business will depend largely on future developments, including the duration, spread and severity of the pandemic, the emergence of coronavirus variants, the actions undertaken to contain the virus or mitigate its impacts, including actions mandated by governments and health authorities and changing public health directives or restrictions, the speed and breadth of vaccination progress, vaccine efficacy against COVID-19 variants, current or future travel restrictions and how quickly and to what extent normal global economic and operating conditions can or will resume, all of which are highly uncertain and cannot be accurately predicted.

The pandemic has created and is likely to continue to create significant volatility in global financial markets. Due to the widespread shift by businesses to remote, web-enabled operations and digital agreements, we experienced a substantial increase in overall demand for our products, in particular DocuSign eSignature, particularly at the beginning of the pandemic. Although this contributed to growth in our customer base and increases in customer spending across industries and regions, the growth we experienced may not continue in future periods.

As the pandemic continued in 2021, the rate of vaccinations, emerging COVID-19 variants, and shifting governmental policies on vaccination mandates and other pandemic restrictions have had variable impacts on different regions of the world and areas of the economy. This has caused and may continue to cause new, existing and potential customers to experience rapidly changing conditions and disruptions to their businesses. This may result in differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change, which could adversely affect or increase the volatility of our financial results.

Additionally, as a service provider to U.S. state and federal government agencies, we are subject to a variety of COVID-19 vaccination, testing, and related health and safety requirements, including the requirement that our U.S.-based employees be fully vaccinated against COVID-19 by January 4, 2022 absent a medical or religious exemption. While we cannot predict the full impact these requirements may have on our business, our ability to retain or hire employees could be impacted; we could be subject to litigation by employees; we could incur additional costs of monitoring and compliance across our business; and our business and results of operations could be harmed.

DocuSign, Inc. | 2022 Form 10Q | 39

During the pandemic, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers, including by shifting to a largely remote work environment, imposing work-related travel restrictions for our employees and shifting most planned customer, partner and investor events to virtual-only formats. We may take additional measures in the future based on evolving conditions and applicable laws and regulations. However, there can be no assurance that these measures will be effective, or that we can adopt them without adversely affecting our business operations and financial condition. For example, our management team has been focusing additional time on planning for and mitigating the pandemic and its actual and potential effects on our business, including plans to reopen our offices and resume in-person business activities, which may reduce the amount of time available for other initiatives. Changes in our operations in response to the pandemic may result in inefficiencies or delays that cannot be fully mitigated through succession planning, remote work arrangements or teleconferencing technologies. These mitigation efforts may also lead to inefficiencies of our employees, operational and cybersecurity risks and other circumstances which could have an adverse impact to our results of operations and financial condition.

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

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $39.5 million and $170.9 million in the nine months ended October 31, 2021 and 2020, and as of October 31, 2021, we had an accumulated deficit of $1.4 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

▪fluctuations in demand for or pricing of our products and solutions, including due to the COVID-19 pandemic, competition, and differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change;
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
▪our ability to continue operating remotely due to the COVID-19 pandemic and to adapt to “hybrid” work arrangements combining remote and in-office work;
▪potential accelerations of prepaid expenses and deferred costs;
▪the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
▪the amount and timing of costs associated with recruiting, training and integrating new employees;
▪issues relating to acquisitions and partnerships with third parties;
DocuSign, Inc. | 2022 Form 10Q | 40

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
DocuSign, Inc. | 2022 Form 10Q | 41

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

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users at our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic conditions, including as a result of the COVID-19 pandemic. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

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

We depend on co-located data centers and third-party cloud providers, as well as our own technical operations infrastructure, to provide our products and solutions to our customers in a timely manner. Interruptions or delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

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
DocuSign, Inc. | 2022 Form 10Q | 42

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
DocuSign, Inc. | 2022 Form 10Q | 43

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
DocuSign, Inc. | 2022 Form 10Q | 44

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

We also believe that the COVID-19 pandemic caused many businesses to accelerate the process of shifting to digital agreement processes, contributing to our significant revenue growth during the fiscal year ended January 31, 2021 and the first, second and third quarters of the fiscal year ended January 31, 2022. While we believe that once businesses have shifted to digital agreement processes they will not return to manual ones, we have no way of knowing how much of this growth will be permanent or even indicative of future growth as the COVID-19 pandemic lessens in severity and businesses return to a more normalized, in-person work environment, nor whether demand for our products will remain strong. For example, future period-over-period revenue growth rates, when compared against the third and fourth quarters of our fiscal year ended January 31, 2021 and the first, second and third quarters of our fiscal year ended January 31, 2022, may fail to meet the expectations of investors or securities analysts given the accelerated revenue growth experienced during such periods due to the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods.

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
▪mitigate and effectively manage the varying impacts of the COVID-19 pandemic, including its effect on the pace of the digital transformation of business and the costs of monitoring and complying with evolving governmental mandates;
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

DocuSign, Inc. | 2022 Form 10Q | 45

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
DocuSign, Inc. | 2022 Form 10Q | 46

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

We sell to U.S. federal, state and local, as well as foreign, government agencies and public sector customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks, including those related to the COVID-19 pandemic and our status as a service provider to U.S. state and federal governmental agencies as discussed in the risk factor above titled “We cannot predict the full impact of the COVID-19 pandemic on our business, results of operations and financial condition.” Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict. Further, government certification requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of the COVID-19 pandemic, may adversely affect public sector demand for our products and solutions.

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
DocuSign, Inc. | 2022 Form 10Q | 47

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
DocuSign, Inc. | 2022 Form 10Q | 48

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

Further, these third-party providers may experience operational difficulties due to the COVID-19 pandemic, which could limit or alter our ability to use these third-party technology offerings, which in turn could have an adverse impact on our results of operations.

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of October 31, 2021, we had issued and outstanding $50.2 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “2023 Notes”), $690.0 million aggregate principal amount of 0.0% Convertible
DocuSign, Inc. | 2022 Form 10Q | 49

Senior Notes due 2024 (the “2024 Notes” and together with the 2023 Notes, the “Notes”) and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

As of October 31, 2021, we had $50.2 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:

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
DocuSign, Inc. | 2022 Form 10Q | 50

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
DocuSign, Inc. | 2022 Form 10Q | 51

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

We rely on the performance of highly skilled personnel, including our management and other key employees, and failure to attract or retain such employees could harm our business.

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. Our senior management and key employees are employed on an at-will basis, meaning that we may terminate their employment at any time, with or without cause, and they may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed.

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

Additionally, as a service provider to U.S. state and federal government agencies, we are subject to a variety of COVID-19 vaccination, testing, and related health and safety requirements, including the requirement that our U.S.-based employees be fully vaccinated against COVID-19 by January 4, 2022 absent a medical or religious exemption. While we cannot predict the full impact these requirements may have on our business, our ability to retain or hire employees could be impacted; we could be subject to litigation by employees; we could incur additional costs of monitoring and compliance across our business; and our business and results of operations could be harmed.

DocuSign, Inc. | 2022 Form 10Q | 52

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2021, 2020 and 2019 total revenue generated from customers outside the U.S. was 20%, 18% and 17% of our total revenue. As of October 31, 2021, we have offices in 13 countries and approximately 32% of our full-time employees were located outside of the United States. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

Our current international operations and future initiatives involve a variety of risks, including:

▪changes in a specific country’s or region’s political or economic conditions, including the pace of the digital transformation of business in that country or region;
▪exposure to regional or global public health issues, such as the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
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

DocuSign, Inc. | 2022 Form 10Q | 53

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

In addition, as a result of the COVID-19 pandemic, most of our employees (including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting) are working and are expected to continue to work for the near term, in either a fully remote or a hybrid environment and not solely in the office environment from which they have historically performed their duties. We have limited experience maintaining effective control systems with our employees working in remote or hybrid environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations, in particular
DocuSign, Inc. | 2022 Form 10Q | 54

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
DocuSign, Inc. | 2022 Form 10Q | 55

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

DocuSign, Inc. | 2022 Form 10Q | 56

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
DocuSign, Inc. | 2022 Form 10Q | 57

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
DocuSign, Inc. | 2022 Form 10Q | 58

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

▪the COVID-19 pandemic, including its effects on customer demand for our solutions and the pace of the digital transformation of business;
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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have a currently effective Registration Statement on Form S-3 registering for sale approximately 247,030 shares of our common stock in connection with our acquisition of Liveoak. We also provide eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share through our ESPP and pursuant to our 2018 Plan, our management is authorized to grant stock options, restricted stock units and other equity awards to our employees, directors and consultants. As of October 31, 2021, 8.0 million shares of our common stock are reserved for issuance under our ESPP and 42.0 million shares of our common stock are reserved and available for issuance under our 2018 Plan. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

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

DocuSign, Inc. | 2022 Form 10Q | 59

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
DocuSign, Inc. | 2022 Form 10Q | 60

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
DocuSign, Inc. | 2022 Form 10Q | 61

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

The conditional conversion feature of the Notes may adversely affect our financial condition and operating results.

The conditional conversion feature of the 2023 Notes entitles (and equivalent features of the 2024 Notes may in future entitle) holders of the Notes to convert them at any time during specified periods at their option. When one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than by paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

DocuSign, Inc. | 2022 Form 10Q | 62

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
DocuSign, Inc. | 2022 Form 10Q | 63

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
10.1	Separation Agreement and General Release of Claims, dated as of November 29, 2021, by and between the Company and Michael Sheridan			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan, contract or agreement
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

DocuSign, Inc. | 2022 Form 10Q | 64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 3, 2021

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Chief Financial Officer
(Principal Accounting and Financial Officer)

DocuSign, Inc. | 2022 Form 10Q | 65