Form 10-K
period 2022-01-31
DOCUSIGN, INC.
filed 2022-03-25
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of July 30, 2021, based on the closing price of $298.04 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on that date, was approximately $57.6 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant has 198,868,867 shares of common stock, par value $0.0001, outstanding at February 28, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission (“the SEC”), within 120 days of the fiscal year ended January 31, 2022.

DOCUSIGN, INC.
FORM 10-K
Fiscal Year Ended January 31, 2022

DocuSign, Inc.| 2022 Form 10-K | 3

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, objectives for future operations, and the impact of the coronavirus pandemic (the “COVID-19 pandemic”) on our financial conditions and results of operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

These risks and uncertainties include, among other things, risks related to our expectations regarding the impact of the COVID-19 pandemic, including the easing of related regulations and measures as the pandemic and its related effects begin to abate or have abated, on our business, results of operations, financial condition, and future profitability and growth; our expectations regarding the impact of the evolving COVID-19 pandemic on the businesses of our customers, partners and suppliers, and the economy, as well as the macro- and micro-effects of the pandemic, including the pace of the digital transformation of business and differing levels of demand for our products as our customers' priorities, resources, financial conditions and economic outlook change; our ability to estimate the size of our total addressable market, and the development of the market for our products, which is new and evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers and maintain and expand our existing customer base; our ability to scale and update our platform to respond to customers' needs and rapid technological change; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to identify targets for and execute potential acquisitions; our ability to successfully integrate the operations of businesses we may acquire, and to realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel; our ability to estimate the size and potential growth of our target market; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions; and our ability to maintain proper and effective internal controls.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time. Many risks and uncertainties are currently elevated by, and may or will continue to be elevated by, the COVID-19 pandemic. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this
DocuSign, Inc.| 2022 Form 10-K | 4

Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.
DocuSign, Inc.| 2022 Form 10-K | 5

PART I - FINANCIAL INFORMATION
ITEM 1. BUSINESS

Overview

DocuSign offers the world’s leading electronic signature product, enabling an agreement to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. This is the foundation of the DocuSign Agreement Cloud, which allows organizations to do business faster with less risk, lower costs, while providing better experiences for customers and employees.

Agreements are everywhere. In the regular course of doing business, organizations sign contracts, offer letters, and hundreds of other types of agreements with customers, employees, and business partners. This is true for every size of organization, in every industry, across every business function, worldwide.

Every agreement has an agreement process: how it is prepared, signed, acted on, and managed. Traditional agreement processes are slow, expensive and error-prone because they involve many manual steps, disconnected systems, and paper signing. Our value proposition is simple to understand: eliminate the paper, automate processes, and connect to other systems where work gets done. This allows organizations to reduce turnaround times and costs, largely eliminate errors, and deliver a streamlined customer experience.

The DocuSign Agreement Cloud is our cloud software platform that automates and connects the entire agreement process. It starts with DocuSign eSignature, the world’s #1 electronic signature product. The DocuSign Agreement Cloud also includes several other applications for automating pre- and post-signature processes—for example, automatically generating an agreement from data in other systems, supporting negotiation workflow, verifying identities, assisting remote online notary, collecting payment after signatures, and using artificial intelligence (“AI”) to analyze a collection of agreements for risks and opportunities. Finally, the DocuSign Agreement Cloud includes over 400 partner integrations with the world’s most popular businesses, so agreement processes can integrate with larger business processes and data where work happens.

As of January 31, 2022, the DocuSign Agreement Cloud has over 1.1 million customers and more than a billion users in over 180 countries.

Our customers range from the largest global enterprises to sole proprietorships and nonprofits, across virtually all industries and around the world. Within a given organization, our technology can also be used broadly across business functions: contracts for sales, employment offers for human resources, and non-disclosure agreements for legal, among many others. This broad potential applicability drives our total addressable market for the DocuSign Agreement Cloud (including electronic signature) to be approximately $50 billion according to our estimates.

To address this opportunity, our sales and marketing strategy focuses on businesses at all scales, from global enterprise to local very small businesses (“VSBs”). We rely on our direct sales force and partnerships to sell to enterprises and commercial businesses, and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We offer subscriptions to our products, which include editions with varying functionality for different customers’ needs—as well as products and features specific to particular geographies or industries. We also focus on customer adoption, success and expansion. This helps us deliver continued value and creates opportunities for increased usage.

In addition, our marketing and sales efforts often benefit from the fact that many of our prospective customers have had positive experiences using DocuSign eSignature—for example, they might have accepted a job offer or completed the purchase of a home. As a result, when we sell into these people’s companies, we often find that awareness and favorability toward DocuSign are already present among buyers and influencers.

The DocuSign Agreement Cloud

DocuSign offers the world’s leading electronic signature solution, enabling businesses to send and sign agreements securely and quickly from almost any device and almost anywhere in the world. DocuSign eSignature is now the central component and main on-ramp into the DocuSign Agreement Cloud, which helps organizations connect and automate the entire agreement process.

The DocuSign Agreement Cloud consists of:
DocuSign, Inc.| 2022 Form 10-K | 6

•A cloud platform containing a suite of applications that span the entire agreement process. These applications and add-ons are detailed below under “Our Products.”
•Hundreds of integrations with other mainstream systems where work gets done, such as applications offered by Google, Microsoft, Oracle, Salesforce, SAP, and Workday. For example, the integration that embeds DocuSign functionality into the Salesforce user experience enables a sales representative to generate, send, and track an agreement via DocuSign services without ever leaving the Salesforce application. Behind the scenes, account data from Salesforce can automatically pre-fill the agreement. After signature, DocuSign services can pass any other data collected or generated in the agreement process back to Salesforce.
•Platform technologies such as APIs (application programming interfaces) and common infrastructure, detailed below in “Our Technology, Infrastructure and Operations.”

In addition to what we do, we believe we are differentiated by how we do it:
•Stringent security standards. We seek to meet the industry’s most rigorous security certification standards and use the strongest data encryption technologies that are commercially available. We believe our systems and processes also exceed industry practices for data protection, transmission and secure storage—including being certified for the globally recognized security standard, ISO 27001, among many other important privacy and security certifications.
•Highly available. Our main infrastructure is powered by near real-time data synchronization across a ring of four geo-dispersed data centers in the United States (“U.S.”), and a similar ring of data centers in the European Union (“EU”). This infrastructure has enabled us to deliver over 99.99% availability to our DocuSign eSignature customers and users worldwide over the past 12 months.
•Globally adopted. Our expertise in electronic signature and other agreement technologies is truly global. This is key, given that different regions have different laws, standards and cultural norms. We assist multiple parties in different jurisdictions to complete agreements and other documents in a legally valid manner. For example, in Europe, we have offerings tailored for the EU’s electronic Identification, Authentication and Trust Services (“eIDAS”) regulations, as well as for verifying European eIDs.
•Highly auditable. With DocuSign eSignature, every signed document is backed by a unique, auditable Certificate of Completion, automatically capturing key signing details to help authenticate the document. It includes party names, email addresses, public IP addresses, and a time-stamped record of individuals’ interactions with the document. This level of evidence and auditability exceeds what is possible with traditional ink-on-paper signatures.
•Vertical offerings. We offer enhanced solutions tailored to particular industries, such as financial services, real estate, life sciences, and government. In some cases, these may be variants of a product like DocuSign eSignature—for example, our additional DocuSign eSignature options for assisting with compliance with U.S. Food and Drug Administration regulations. In other cases, it may be a distinct product for an industry, such as Rooms for Real Estate, which includes task management, templates, and workflow for real estate transactions.
•Simple to use. A key reason for our customer loyalty is our products’ usability. Especially with DocuSign eSignature, we are widely known for our ease of use and customer satisfaction. For example, as of March 2022, our DocuSign eSignature app had more than 447,000 ratings with an average score of 4.9 out of 5 stars on Apple's App Store.
•Developer-friendly. Our extensive APIs enable DocuSign products to be quickly embedded into or connected with an organization’s own apps, systems and processes. In the case of DocuSign eSignature, this has led to the majority of transactions being driven through our APIs today. By integrating with the other systems our customers use to do business—as opposed to simply being a standalone app—we promote greater usage and engagement with our products.

We believe customers benefit from working with us in many ways, including:
•Do business faster. By replacing manual, paper-driven processes with automated digital workflows, DocuSign can substantially reduce the time and labor necessary to complete agreements. In fiscal 2022, 79% of all transactions on our DocuSign eSignature platform were completed in less than 24 hours and 44% within 15 minutes. Our other products also contribute to faster turnaround times, such as less time spent creating new agreements or less time spent finding completed agreements that include certain legal rights or obligations.
•Better customer and employee experience. Organizations that use DocuSign services internally and externally can deliver a simpler, better experience for their own customers and employees. For example, DocuSign eSignature replaces the hassle of faxing, printing, scanning, emailing, and other manual activities with a few clicks or taps—which can be done from practically anywhere, at any time. As a result, we believe DocuSign drives the kind of experience and satisfaction that leads people to say they cannot imagine doing business any other way.
DocuSign, Inc.| 2022 Form 10-K | 7

•Significantly reduced manual processes and cost of doing business. We believe that when manual processes are digitally transformed, the cost of doing business goes down. When organizations replace paper-based processes with DocuSign eSignature, for example, organizations see significant cost savings per agreement in labor and materials (paper, printer/copier consumables, envelopes, postage and storage). Our other DocuSign Agreement Cloud products help reduce legal costs in finding and reviewing documents, reduce customer-support costs by automatically guiding customers through complex agreement forms, and focus sales representatives’ time on selling rather than paperwork by automating agreement generation.
•Reduced risk. Organizations that rely on manual, paper-based agreement processes may be prone to error and difficult to audit. Using the DocuSign Agreement Cloud, organizations can centralize, standardize, and automate agreement processes—so employees have an easy way to use approved processes and templates, with audit trails generated automatically. Also, AI technologies can help employees identify risks within large sets of existing agreements that would otherwise be impractical for manual review. Finally, fewer manual interactions during an agreement’s lifecycle means fewer opportunities for mishandling or improper access.
•Minimized environmental impact. Environmental sustainability has been an important part of the DocuSign story since its inception. DocuSign eSignature not only reduces the use of paper, but also significant amounts of the waste, water, carbon, and wood required to make that paper. We believe that DocuSign has an important role in creating a low-carbon, sustainable future and our products can help our customers incorporate sustainability into their business operations.

Our Growth Strategy

We intend to drive the growth of our business by executing on the following strategies:
▪Drive new DocuSign eSignature customer acquisition. We offer the world’s leading e-signature solution, which has successfully streamlined the agreement process for our customers. Despite our success with DocuSign eSignature to date, we believe its market remains largely under-penetrated. As a result, there is a vast opportunity to take DocuSign eSignature to many more enterprises, commercial businesses, and VSBs around the world.
•Propel the digitalization of agreement process through DocuSign eSignature+ expansion. A company’s first exposure to the DocuSign Agreement Cloud is often through the use of DocuSign eSignature in accelerating the execution of sales agreements. Our DocuSign eSignature+ strategy aims to expand beyond the initial eSignature use case to facilitate the digitalization of the customer’s agreement process through engagement of other DocuSign Agreement Cloud products. For example, in addition to eSignature and the add-ons offerings for outbound agreements such as Gen or Negotiate for Salesforce, a company can also utilize Analyzer, powered by artificial intelligence, to analyze inbound agreements, Identify to integrate enhanced identification or authentication methods, Payments to expedite payment collections, and Insight to derive meaningful data from existing digitalized contracts for optimized contract negotiation, spend management, and operational and compliance risk management. At every step of this digitalization process, we also see an opportunity to expand across the organization —for example, going from sales into services, human resources, finance, and other functions—thereby increasing the overall number of agreement processes that are automated. Our largest and most advanced customers have hundreds of use cases deployed, but the vast majority of our customers have only deployed a few use cases. Thus, we believe there is strong potential to expand within our existing customer base. We will pursue this by augmenting our dedicated customer success team to identify and drive adoption of new use cases.
•Accelerate international expansion. In the year ended January 31, 2022, we derived 23% of our revenue from customers outside the U.S. We believe there is a substantial opportunity for us to increase our international customer base by leveraging and expanding investments in our technology, direct sales force and strategic partnerships around the world, as well as helping existing U.S.-based customers manage agreements across their international businesses. We expect offerings such as eIDAS-compliant Standards-Based Signature for the EU and eHanko functionality for Japan will help support our international growth.
•Invest in innovation and expansion of our DocuSign Agreement Cloud offerings. In addition to DocuSign eSignature, the DocuSign Agreement Cloud has several products that cover different aspects of the agreement process and solutions tailored for specific industry verticals, such as financial services, healthcare, life sciences and government. We expect to continue investing in research and development to enhance those products, as well as to develop new products that further augment the DocuSign Agreement Cloud. In addition, we expect to continue to use partnerships to offer new integrations and, in some cases, products for resale. Finally, we have acquired and may continue to acquire additional capabilities and make investments in key technologies, such as our acquisitions of Seal Software (May 1, 2020) and Liveoak Technologies (July 6, 2020).
•Strengthen and foster our developer community. With over 200,000 developer sandboxes created to enable product development and testing in isolated environments, and the majority of transactions on our DocuSign eSignature platform processed via our APIs today, we believe we have a strong developer community. Our easy-to-use and robust APIs allow developers to extend and integrate DocuSign products into their own applications. These
DocuSign, Inc.| 2022 Form 10-K | 8

developers help expand DocuSign functionality to other systems, thus driving greater usage of our offerings. We intend to continue investing in our APIs and other forms of support to further drive this virtuous cycle of value creation between developers and the DocuSign Agreement Cloud.

Our Products

The DocuSign Agreement Cloud enables businesses to address each aspect of the agreement process, with solutions tailored for each step in the agreement lifecycle and, in some cases, for particular market segments, industries or geographic regions. We therefore focus on assembling the right mix of DocuSign Agreement Cloud products to address the specific needs of individual customers. For example, a biotech startup in San Francisco will have a different set of DocuSign Agreement Cloud products than a multinational European consumer packaged goods company.

Key DocuSign Agreement Cloud products include:
•DocuSign eSignature, our anchor product, enables sending and signing of agreements on a wide variety of devices, from virtually anywhere in the world, securely. We offer multiple editions and add-ons that can be combined to fit the needs of different organizational sizes, industries, and regions.
•CLM (Contract Lifecycle Management) automates workflows across the entire agreement process. It provides larger organizations the flexibility to model complex processes for generating, negotiating, acting on, and storing agreements.
•Insight uses AI to search and analyze agreements by legal concepts and clauses. It can work across a large volume of agreements, both from DocuSign eSignature and from other sources.
•Analyzer helps customers understand what they’re signing before they sign it. An add-on to Insight, Analyzer uses AI to analyze inbound agreements. It can detect the presence or absence of clauses by their type, score their risk, and extract key terms.
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
•Negotiate for Salesforce has all the features of Gen for Salesforce plus support for approvals, document comparisons (redlines) and version control.
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
•Standards-Based Signatures support electronic signatures that utilize digital certificates, including those specified in the EU’s eIDAS regulations for advanced and qualified electronic signatures (also known as digital signatures).
•Payments enables customers to collect signatures and payment in just one step—reducing collection times, increasing collection rates, reducing errors and associated risk, and saving time. With Payments, customers can accept credit cards, debit cards, ACH payments, Apple Pay and Google Pay.
•Remote Online Notary is a solution using audio-visual and identity verification technologies to enable notarization being done remotely.
•Monitor uses advanced analytics to track DocuSign eSignature web, mobile and API account activity across the customer’s organization to provide near real-time visibility and strengthen security operations.

Our industry-specific DocuSign Agreement Cloud offerings include:
•Rooms for Real Estate provides a way for brokers and agents to manage the entire real estate transaction digitally. It enables the creation and editing of documents; custom approval processes and workflows for sharing and signing those documents; integration with zipForm and other providers to simplify the completion of paperless forms; and an API to ensure easy connection with Customer Relationship Management (“CRM”) systems, accounting software and other real estate related systems.
•DocuSign Federal and DocuSign CLM are Federal Risk and Authorization Management Program (“FedRAMP”)-authorized versions of DocuSign eSignature and CLM commercial products for the U.S. federal government
DocuSign, Inc.| 2022 Form 10-K | 9

agencies, running within dedicated data centers and system boundaries that offer heightened security in the storage, transmission, and encryption of data.
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

Different pricing structures apply to different DocuSign Agreement Cloud products. For DocuSign eSignature, we price our subscriptions based on the functionality required by our customers and the quantity of Envelopes provisioned. Similar to how physical agreements were mailed for signature in paper envelopes historically, we refer to an Envelope as a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, such as buying a home, multiple Envelopes could be used.

Our Technology, Infrastructure and Operations

Our core technology platform stems from the extensive infrastructure necessary to support over 1.1 million DocuSign eSignature customers, including some of the world’s largest companies. Today, that platform increasingly underpins the broader DocuSign Agreement Cloud.

The architecture, design, deployment and management of our core platform is centered on innovation in the following areas:
•Global security and privacy management. DocuSign’s foundational platform is built on industry-standard algorithms and security features as well as patented and patent-pending technologies in our product. Distributed transactions are digitally signed and hash-validated for consistency. Our service protocols and operations are based on stringent global industry security standards. DocuSign’s platform maintains compliance with ISO27K (27001, 27017, 27018), PCI, and SSAE 18 standards. In addition, DocuSign’s eSignature and CLM products are FedRAMP-authorized.
•High availability and enterprise-class manageability. Recognizing that our customers often depend on DocuSign for their day-to-day operations, we are committed to providing best-in-class availability. As such, we have delivered over 99.99% DocuSign eSignature availability to our customers and users worldwide over the past 12 months, and we have required no downtime or maintenance windows. Our DocuSign eSignature services are designed as an always-on, geographically redundant and distributed cloud solution that runs in SSAE 18 audited data centers in the U.S. and EU. We offer near real-time secure data replication and encrypted archival. Additional best practices and technologies are employed to protect customer data, including secure, private SSL 256 bit viewing sessions, application-level Advanced Encryption Standard 256-bit encryption, anti-tampering controls and digital certificate technology. Digital certificate issuance, document storage and display services can be performed either in the DocuSign cloud service or in a hybrid configuration using a DocuSign Signature Appliance hosted on-site or by partners in our network. DocuSign’s own internal systems and operations include physically and logically separate networks; two-factor encrypted VPN access; professional, commercial-grade firewalls and border routers; and distributed Denial of Service mitigation. A proprietary production telemetry system aids in active monitoring and alerting based on billions of points of operational data each day. We also leverage public cloud infrastructure in certain select international locations.
•Extensible identity proofing model. DocuSign eSignature provides a range of options for authenticating users and proving their identities. We support single-sign-on and two-factor authentication for access to the platform. And for the agreement process, we enable the rapid validation of first-time signers who are not account holders. To help customers comply with laws and regulations in different countries, DocuSign offers identity proofing for standard electronic signatures, advanced electronic signatures and qualified electronic signatures (the latter two being terms defined in the EU’s eIDAS regulations for digital signatures).
•Digital transaction processing. At the heart of our DocuSign eSignature product is a robust, proprietary digital transaction processing platform. It operates at global scale, dynamically routing, rendering, versioning and storing millions of documents per day in the year ended January 31, 2022. That platform is designed to convert even the most complicated documents from different formats into one encrypted and consistent form. Signatures can then be captured in our web application, mobile app for iOS and Android, or via signing experiences embedded in custom applications. In addition to signatures, DocuSign “tags” also permit the capture of user input during the signing and sending process and integrate with business or third-party partner systems via dynamic data binding; we recently added the ability to use AI to automatically apply tags to a document.
DocuSign, Inc.| 2022 Form 10-K | 10

•Integration into companies’ systems and processes. Companies can incorporate DocuSign Agreement Cloud into the fabric of their business systems and processes by using one of more than 400 pre-built connectors, or via a custom integration using our API. For a custom integration, the DocuSign Developer Center offers mobile or web app developers software development kits and technical documentation for our comprehensive API, helping them to integrate signing or sending experiences into their own applications. They can also use DocuSign Connect—a real-time transactional event delivery service—to initiate specific actions when Envelopes originate, a workflow advances, or signing completes.

Research and Development

Since inception, we have invested in research and development (“R&D”) to build the world’s leading electronic signature solution and our DocuSign Agreement Cloud. Our product and engineering team is responsible for the design, development, testing and certification of our products.

Our Customers

As of January 31, 2022, we had over 1.1 million paying customers globally, serving the needs of some of the largest enterprises and governmental organizations down to sole proprietors and individual end users. Our products meet the needs of all manner of industry categories-including real estate, financial services, insurance, health care, life sciences, government, higher education, communications, retail, manufacturing, travel and nonprofit—as well as the diverse number of customer-facing and back-office use cases within organizations—including sales, marketing, services, procurement, human resources, IT, legal and others. No single customer accounted for more than 10% of our revenues in fiscal 2022.

Sales, Marketing and Customer Success

Our sales and marketing teams are focused on driving adoption and expanded use of DocuSign’s products by customers and prospects across North America, Europe, the Middle East, Africa, Australia, Southeast Asia, Japan and Latin America. We benefit greatly from our strong brand recognition given our association with positive signing moments in people’s lives—such as accepting a job or buying a house—which can influence the adoption of our solutions at their companies.

Given that our offerings are designed to solve the needs of organizations of all sizes and across all industries and geographies, we sell to customer bases ranging from global enterprises to commercial businesses and nonprofits to small-to-medium-sized businesses (“SMBs”), VSBs and sole proprietors. Our go-to-market strategy leverages our direct sales force and partnerships to sell to enterprises and commercial businesses, and our web-based self-service channel to sell to VSBs, which is the most cost-effective way to reach our smallest customers. We also employ tailored go-to-market strategies by industry verticals, including real estate, financial services, insurance, health care and life sciences, government, higher education, communications, retail, manufacturing, nonprofits and more. We focus on bringing value to every department inside those verticals, including sales, marketing, services, purchasing, procurement, human resources, IT and legal, among many others.

Sales

Our go-to-market model involves a combination of direct sales, partner-assisted sales and web-based self-service purchasing:
•Direct Sales: We sell subscriptions primarily through our direct sales force across our field offices around the world. Our account executives and account managers focus on new and existing enterprise and commercial customers. Our direct sales team focuses on companies looking to streamline front office operations (e.g., sales, services or marketing) and back office operations (e.g., human resources, procurement, finance or legal). By expanding within an organization, we believe we can generate large amounts of incremental revenue through the addition of new users and Envelopes, plan upgrades, expansions, and additional offerings to other departments or business units.
•Partner-assisted Sales:
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
▪Systems integrators: We have strong partnerships with a number of global and regional systems integrators. These relationships are important given that those firms act as strategic technology advisors to many large
DocuSign, Inc.| 2022 Form 10-K | 11

customers and prospects. We intend to invest further in collaborating with these partners, especially those that are creating their own Agreement Cloud practices.
▪Independent Software Vendors (“ISVs”): We partner with a host of leading ISVs—including our strategic partners above as well as vertical-oriented partners like Ellie Mae and Guidewire—to help bring the power of the DocuSign Agreement Cloud to customers around the world.
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
•Web-based Sales: Through a strong presence that allows us to scale with low acquisition costs to individual users and small businesses around the world, we drive free 30-day trial and self-service solutions directly on our website. The web-based sales engine provides direct access to account plans with functionality to suit the needs of small businesses, sole proprietors and individuals.

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

Customer support and success

We believe that customer adoption, support and success are critical to serving and expanding our customer base. Our customer support and success team handles the rapid onboarding of customers; offers a comprehensive DocuSign University that includes a range of free web-based classes on how to use, administer and customize our offerings; handles general technical or service questions; and is available to customers by telephone, email or the web.

We also offer a range of professional services to help customers get the business results they desire. DocuSign Customer Success provides expertise to quickly and successfully identify business outcomes and then design, integrate and deploy the solutions that meet a customer’s needs. Our solutions engineers and technical experts can also design tailored solutions to help customers improve workflow and automate business processes. We offer in-depth expertise, proven best practices and repeatable delivery methodologies designed to ensure success, regardless of the complexity of the organization or technology environment.

Human Capital Management

At DocuSign, our values are reflected in three pillars — trusted, loved, and responsible. In addition to our mission to simplify and accelerate the way organizations and individuals come to agreement, we are committed to building trust and making the world more agree-able for our employees, customers and the communities in which we live and work. We have several initiatives and strategies in place that reflect this commitment to our core values and our employees.

As of January 31, 2022, we had 7,461 employees, of which approximately 67% were in sales, marketing and customer success, 20% in engineering, product development and customer operations and 13% in general and administrative. We had approximately 69% of our employees based in the U.S. and the remainder in international locations. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be positive.

DocuSign, Inc.| 2022 Form 10-K | 12

Support for Employees in Hybrid Work Environment

During the COVID-19 pandemic, we along with many companies have increasingly transitioned to hybrid work environments, and we have created new resources for our employees in order to assist with this transition. The health and safety of our employees is of utmost priority. We continue to monitor our hybrid work arrangements to support the well-being of our employees. We have also invested in several programs designed to promote employee well-being and ensure that our employees are as effective at home as they would be in our offices worldwide. These include additional wellness benefits, additional time-off opportunities, and special reimbursements designed to support our employees and their families.

Talent and Career Development

We are a global and inclusive organization with an increasingly international footprint. As we continue to grow in new markets, we anticipate continuing to recruit in new geographies.

DocuSign is recognized as a company where employees can develop their careers. During fiscal 2022, we were ranked among the Top 30 Best Places to Work (U.S. Large Company) on Glassdoor, and we have been listed as a Top 50 Best Places to Work (U.S. Large Companies) for the last 6 consecutive years. We measure our employee satisfaction yearly through our fall engagement survey.

At DocuSign, we believe in empowering employees so that they can do the work of their lives: we want everyone to be able to do challenging and meaningful work in an environment where each employee can be heard, exchange ideas openly, learn new skills and build lasting relationships. We offer a number of resources to eligible employees to help engage and develop our employees including career development coursework, frameworks and education assistance.

Compensation and Benefits Programs

Our compensation programs are designed to recruit, reward and retain talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We aim to provide employees with competitive compensation packages that include base salary, bonus or commission plan and equity awards tied to the value of our stock. We also provide a range of health, savings, retirement, time-off and wellness benefits for our employees, which vary based on local regulations and norms.

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
•Transparency: We publish employee diversity information by gender and race/ethnicity on our website to promote accountability and underscore our commitment to diversity.

Engagement in our Communities

DocuSign is dedicated to corporate responsibility and putting our values into action. We believe that this engagement with our communities is an important aspect of our company culture and brings long-term value to our stockholders while making the world a better place. With DocuSign IMPACT, we are committed to harnessing the power of DocuSign's people, products, and profits to make a difference in the global communities where our employees and customers live and work. In 2018, we committed to donating at least $30 million in cash or stock to DocuSign IMPACT over the next 10 years. In addition, the use of our products is associated with decreased paper use for our customers
DocuSign, Inc.| 2022 Form 10-K | 13

and we specifically donate to forest-protection and other environmental impact causes. Since we launched DocuSign for Forests in 2019, we have committed over $2.5 million to date to organizations doing critical work to preserve the world’s forests. Additionally, we match funds given by our employees to qualifying non-profits.

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

Our Competition

Our primary global competitor for DocuSign eSignature is currently Adobe, which began to offer an electronic signature solution following its acquisition of EchoSign in 2011 (now known as Adobe Sign). Other global software companies may elect to include an electronic signature capability in their products. We also face competition from a select number of vendors that focus on specific industries, geographies or product areas such as contract lifecycle management and advanced contract analytics.

We believe the principal factors that drive competition between vendors in the future will include:
•breadth and depth of innovative product-suite functionality (including proprietary product differentiators);
•breadth and depth of integrations with the applications and systems customers already use;
•availability and reliability;
•security;
•ease of use and deployment;
•brand awareness and reputation;
•unit costs and total cost of ownership;
•level of customer satisfaction; and
•ability to address legal, regulatory and cultural matters associated with e-signature across jurisdictions.

We believe we compete favorably across these factors. For additional information, see “Risk Factors”.

Intellectual Property

We own and develop significant intellectual property (“IP”) and related IP rights around the world that support our products, services, R&D, and other activities and assets. Our IP portfolio includes patents, copyrights, trade secrets, trademarks and other rights. We actively seek to protect our global IP rights and to deter unauthorized use of our IP and other assets. We have obtained patents in the U.S. and other countries. As we expand our product offerings into new areas, we also seek to extend our patent development efforts to patent such products. In addition to developing patents based on our own R&D efforts, we may purchase or license patents from third parties.

The software that we embed within our products, as well as software that we distribute, also is entitled to copyright and other IP protection. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

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

Because of the fast pace of innovation and product development, our products are often obsolete before the patents related to them expire, and in some cases may be obsolete before the patents are granted. Efforts to protect our IP can be difficult, particularly in countries that provide less protection to IP rights and in the absence of harmonized international IP standards. Competitors and others may already have IP rights covering similar products. There is no assurance that we will be able to obtain IP rights covering our own products, or that we will be able to obtain IP licenses from other companies on favorable terms or at all. For a discussion of IP-related risks, see "Risk Factors".
DocuSign, Inc.| 2022 Form 10-K | 14

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

DocuSign, Inc.| 2022 Form 10-K | 15

ITEM 1A. RISK FACTORS

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this Risk Factors Summary. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business. As a result, the following summary risks do not contain all of the information that may be important to you, and you should read them together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” and with the other information in this Annual Report on Form 10-K. Additional risks beyond those summary risks discussed below, in “Risk Factors” or elsewhere in this Annual Report on Form 10-K, could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. Consistent with the foregoing, we are exposed to a variety of risks, including the following significant risks:
•The COVID-19 pandemic has materially affected and may continue to impact how we and our customers are operating our businesses, and the duration and extent to which this will impact our future business, results of operations and financial condition remain uncertain.
•We derive a majority of our revenue from our DocuSign eSignature product, and slower or declining adoption of our DocuSign eSignature product, without a corresponding increase in the use of our other products and solutions, could cause our operating results to suffer.
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
•We depend on co-located data centers and third-party cloud providers, as well as our own technical operations infrastructure to provide our products and solutions to our customers in a timely manner. Interruptions or delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.
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

DocuSign, Inc.| 2022 Form 10-K | 16

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

Risks Related to Our Business and Industry

The COVID-19 pandemic has materially affected and may continue to impact how we and our customers are operating our businesses, and the duration and extent to which this will impact our future business, results of operations and financial condition remain uncertain.

The pandemic has materially affected and may continue to impact how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results remain uncertain.

During the pandemic we experienced periods characterized by exceptionally high revenue growth, as customers rapidly shifted to remote, web-enabled operations and digital agreements. We later experienced periods in which the urgency of customer demand slowed. It can be difficult to predict customer demand, especially as their priorities, resources and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate. If we are unable to respond quickly to rapidly changing market conditions and shifts in customer behavior, our business and results of operation could be harmed, and the trading price of our common stock could be adversely affected.

Additionally, as a service provider to U.S. state and federal government agencies, we have been subject to various and fluctuating COVID-19 vaccination, testing, and related health and safety requirements. While we cannot predict the full impact these requirements may have on our business, our ability to retain or hire employees could be impacted; we could be subject to litigation by employees; we could incur additional costs of monitoring and compliance across our business; and our business and results of operations could be harmed.

During the pandemic, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers, including shifting to hybrid work arrangements, imposing work-related travel restrictions for our employees and shifting most planned customer, partner and investor events to virtual-only formats. We are assessing the efficacy and continuation of these measures based on evolving conditions and applicable laws and regulations. There can be no assurance that these measures will be effective, or that we can adopt or continue them without adversely affecting our business operations and financial condition. For example, our management team has been focusing additional time on planning for and mitigating the pandemic and its actual and potential effects on our business, which may reduce the amount of time available for other initiatives. Changes in our operations in response to the pandemic may result in inefficiencies or delays that cannot be fully mitigated through succession planning, remote or hybrid work arrangements or teleconferencing technologies. These mitigation efforts may also lead to inefficiencies of our employees, operational and cybersecurity risks and other circumstances which could have an adverse impact to our results of operations and financial condition.

Finally, the effects of the COVID-19 pandemic also may heighten other risks, including significant volatility in global markets and the trading price of our common stock. The full impact of the pandemic on our business will continue to depend on future developments, including but not limited to, the emergence of new coronavirus variants, the actions undertaken to contain the virus or mitigate its impacts, including actions mandated by governments and health authorities and changing public health directives or restrictions, vaccine efficacy against COVID-19 variants, current or future travel restrictions and how quickly and to what extent normal global economic and operating conditions can or will resume, all of which could evolve and are difficult to predict. Additionally, due to our subscription-based business model, the full effects of these changes may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic continues to have a substantial impact on our employees, partners or customers or if the abatement of the pandemic results in decreased demand or a more challenging sales environment, our business, results of operations and financial condition may be harmed. To the extent that the pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section will be exacerbated.

DocuSign, Inc.| 2022 Form 10-K | 17

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
•rising inflation and our ability to control costs, including our operating expenses;
•our ability to continue operating remotely and to adapt to hybrid work arrangements combining remote and in-office work;
•the timing of costs related to our go-to-market strategy, including expansion of our sales capacity and marketing;
•potential accelerations of prepaid expenses and deferred costs;
•the amount and timing of non-cash expenses, including stock-based compensation, impairments and other non-cash charges;
•the amount and timing of costs associated with recruiting, training and integrating new employees, and retaining existing employees;
•the time and costs related to litigation, including securities litigation;
•issues relating to acquisitions and partnerships with third parties;
•general economic, market, and industry conditions, including resulting from regional or global conflicts;
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

We derive a majority of our revenue from our DocuSign eSignature product, and slower or declining adoption of our DocuSign eSignature product, without a corresponding increase in the use of our other products and solutions, could cause our operating results to suffer.

Sales of subscriptions to our DocuSign eSignature product account for substantially all of our subscription revenue and are the source of substantially all of our professional services revenue. Although we continue to add to our suite of products and solutions for automating the agreement process, we expect that we will be substantially dependent on our DocuSign eSignature product to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:
DocuSign, Inc.| 2022 Form 10-K | 18

•any decline in demand for our DocuSign eSignature product;
•macro- and micro-economic effects of the COVID-19 pandemic, including its effect on the pace of the digital transformation of business and hybrid work arrangements;
•the failure of our DocuSign eSignature product to maintain market acceptance;
•the market for electronic signatures failing to grow, or growing more slowly than we expect;
•new products and technologies from our competitors that replace or represent an improvement over, our DocuSign eSignature product;
•new technological innovations or standards that our DocuSign eSignature product does not address;
•changes in regulations;
•sensitivity to our current or future pricing; and
•our inability to release enhanced versions of our DocuSign eSignature product on a timely basis.
If we experience a material decline in sales of subscriptions to our DocuSign eSignature product, without a corresponding increase in subscriptions to our other products and solutions, our revenue and operating results would be harmed.

The market for our products and solutions is relatively new and evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.

The market for our products and solutions—including our DocuSign eSignature product, which is the core part of our broader DocuSign Agreement Cloud platform for automating the agreement process—is relatively new and evolving, which makes our business and future prospects difficult to evaluate. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. We have also expanded and intend to continue to expand our sales efforts internationally, where many countries may have less familiarity with and acceptance of e-signature products. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers and international customers, about the uses and benefits of our products and solutions. The size and growth of our addressable market depends on a number of factors, including our customers’ desire to differentiate themselves through e-signature products and other products and solutions that automate the agreement process, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulations and changes in economic and global market conditions. If customers do not accept the value proposition of our offerings, then a viable market for products and solutions may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

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

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users at our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic and global market conditions, including as a result of the COVID-19 pandemic. If our
DocuSign, Inc.| 2022 Form 10-K | 19

customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

The market in which we participate is highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.

Our products and solutions address a market that is evolving and highly competitive and face competition from different companies depending on the product or solution. For example, our primary global e-signature competitor is currently Adobe Sign. We also face competition from a select number of vendors that focus on specific industries, geographies or product areas such as contract lifecycle management and advanced contract analytics. As we attempt to sell access to our products and solutions to new customers with existing products and solutions (or cross-sell additional products and solutions to existing customers), we must convince them that our products and solutions are superior to the solutions that their organizations have used in the past.

Many of our competitors have longer operating histories than us, significantly greater financial, technical, marketing and other resources, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may also offer lower pricing than we do or bundle certain competing products and services at a lower price. Further, we could lose customers if our competitors develop new competitive products and solutions, acquire competitive products, reduce prices, form strategic alliances with other companies, are acquired by third parties with greater resources or develop and market new technologies that render our existing or future products less competitive, unmarketable or obsolete. If we are unable to effectively compete, our business, operating results and financial condition would be harmed.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $70.0 million, $243.3 million and $208.4 million in the years ended January 31, 2022, 2021 and 2020. As of January 31, 2022, we had an accumulated deficit of $1.4 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

We depend on co-located data centers and third-party cloud providers, as well as our own technical operations infrastructure, to provide our products and solutions to our customers in a timely manner. Interruptions or delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve our customers from third-party data center hosting facilities. Our customers need to be able to access our products at any time, without interruption or degradation of performance. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. As a result, we depend, in part, on our data center providers’ ability to protect these facilities against damage or interruption, including from natural disasters, regional or global conflicts, power or telecommunications failures, criminal acts and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a data center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our disaster recovery planning may not account for all eventualities and our business could be harmed.

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
DocuSign, Inc.| 2022 Form 10-K | 20

liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.

Our systems and security measures have been, and may in the future be, compromised or subject to data breaches, cyberattacks, or other malicious activity.

Our operations involve the storage and transmission of customer data, personal data and other sensitive information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships, as well as a wide variety of our own internal company, partner and employee information. Like other organizations providing valuable technology and services, we are subject to cyberattacks from malicious third parties using a wide variety of tactics, including credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms), ransomware, phishing and many other techniques. If bad actors gain improper access to our systems or databases or those of our partners and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom. A security breach could result in monetary and other losses for us or our customers, identity theft for our customers, the inability to expand our business, additional scrutiny, restrictions, fines or penalties from regulatory or governmental authorities, loss of customers and customer confidence in our services, on-going regulatory oversight, assessments and audits, exposure to civil litigation, a breach of our contracts with third parties, all of which could harm our business, financial condition, and operating results. Also, our reputation could suffer irreparable harm, causing our current and prospective clients to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs, investigating and remediating any information security vulnerabilities, complying with data breach notification obligations and applicable laws, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition, and operating results.

While we have security measures in place designed to protect our production, development and other systems, maintain the integrity of customer, company, partner and employee information and prevent data loss, misappropriation and other security breaches and incidents, we have faced security incidents in the past. In these cases, upon detection, we took prompt action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies. These efforts may not completely eliminate potential risks from such incidents, however. While these attempts had no impact on our operations, products or services, there can be no assurance that there will be no impact from these or similar incidents in the future. Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business.

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

Moreover, our employees, service providers and third parties work more frequently on a remote or hybrid arrangement basis, which may involve relying on less secure systems and may increase the risk of cybersecurity related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices. Further, we may face additional security incidents in the future, resulting in unauthorized access to, loss of or unauthorized disclosure of sensitive and proprietary information of DocuSign or our customers, partners or employees, and such incidents may in the future result in regulatory enforcement actions or litigation.

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

DocuSign, Inc.| 2022 Form 10-K | 21

Many U.S. and foreign laws and regulations require companies to provide notice of data security breaches and/or incidents involving certain types of personal data to individuals, the media, government authorities or other third parties. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business, operating results and financial condition.

A network or data security incident against us, whether actual, alleged, or perceived, may result in our products and solutions not being perceived as secure. This could result in customers reducing or stopping their use of our products or solutions, our reputation being harmed, our incurring significant liabilities and adverse effects on our operating results and growth prospects.

Any actual, alleged or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability.

Our agreements with third parties, including customers, contain contractual commitments we are required to adhere to related to information security and data privacy compliance. If we experience an incident that triggers a breach of such contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty as well as the impact to our service could be substantial and create substantial costs and loss of business.

There can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that insurers will not deny coverage as to any future claim. Security breaches may result in increased costs for such insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results and financial condition.

We obtain and process a large amount of sensitive customer data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.

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

We have internal and publicly posted policies regarding our collection, processing, use, disclosure, deletion and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and other documentation that provide commitments about data privacy and security can subject us to potential actions if they are found to be non-compliant, deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition and results of operations.

We are subject to laws and regulations governing our use of our business data. For more information on these laws and regulations, see the risk factor “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations, in particular those related to privacy and data protection, could also result in additional costs and liabilities to us or inhibit sales of our software.” If we are not able to comply with these laws or regulations or if we become liable under these evolving laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would
DocuSign, Inc.| 2022 Form 10-K | 22

negatively affect our business, operating results and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

Additionally, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business.

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

Our ability to increase our revenue and grow our business is partially dependent on the widespread acceptance of our products and solutions by large businesses and other commercial organizations. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and solutions. The length of our sales cycle for these customers from initial evaluation to payment for our offerings is generally three to nine months, but can vary substantially from customer to customer and from offering to offering. Customers frequently require considerable time to evaluate, test and qualify our offerings prior to entering into or expanding a subscription. This is particularly true of DocuSign CLM and our other advanced offerings, where longer evaluation, testing and qualification processes often result in longer sales cycles than for our DocuSign eSignature product. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale.

Additional factors that may influence the length and variability of our sales cycle include:
•the effectiveness of our sales force;
•the discretionary nature of purchasing and budget cycles and decisions;
•the obstacles placed by customers’ procurement process;
DocuSign, Inc.| 2022 Form 10-K | 23

•economic conditions and other factors impacting customer budgets;
•the customer’s integration complexity;
•the customer’s familiarity with e-signature and agreement automation processes;
•the complexity of contracts with certain large business customers;
•customer evaluation of competing products during the purchasing process;
•the competitive market for our products and services; and
•evolving customer demands.

Our recent rapid growth may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $1.5 billion in the year ended January 31, 2021 to $2.1 billion in the fiscal year ended January 31, 2022. We expect that, in the future, as our revenue increases, our revenue growth rate will decline as the scale of our business increases.
While we experienced an increase in paying customers and revenue due to the pandemic, there is no assurance that we will experience a continued increase in paying customers or that new or existing customers will utilize our products at similar levels when businesses return to more normalized, hybrid or in-person work environments. Additionally, future revenue growth rates may fail to meet the expectations of investors or securities analysts, particularly if measured against periods of accelerated revenue growth such as those experienced during the earlier phases of the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods.

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
•continue to introduce our products and solutions to new markets outside of the U.S.;
•mitigate and effectively manage the varying impacts of the COVID-19 pandemic, including its effect on the pace of the digital transformation of business and the costs of monitoring and complying with evolving governmental mandates and removal or weakening of these mandates;
•hire, retain and train our employee base including our sales force, research and development teams, and key employees;
•successfully identify and develop, acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions; and
•increase global awareness of our brand.

We may not successfully accomplish any of these objectives. We expect to continue to expend substantial financial and other resources on:
•sales, including a significant expansion of our global sales organization and investment in training and sales enablement;
•marketing to expand brand awareness both in the U.S. and internationally;
•our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;
•product development and innovation;
•acquisitions or strategic investments;
•international expansion; and
•general administration, including legal and accounting expenses.

In addition to growth in revenue, we have also experienced significant growth in the number of our customers and users, the number and complexity of the transactions we handle, and the amount of data that our infrastructure
DocuSign, Inc.| 2022 Form 10-K | 24

supports. Our growth has placed and may continue to place significant demands on our management and our operational and financial resources.

Finally, our business is becoming more complex as we increase our product offerings, add additional staff, expand internationally and acquire complementary companies, products and technologies. In connection with this increased complexity, we are working to improve our operational, financial and management controls as well as our reporting systems and procedures, including streamlining or automating manual processes, all of which requires capital expenditures and management attention. Failure to effectively manage our growth and operations could have an adverse effect on our business, operating results and financial condition.

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

We have in the past, and may in the future, engage in acquisition and investment activities, which could divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in May 2020, we acquired Seal Software Group Ltd., a provider of contract analytics software, and in July 2020, we acquired Liveoak Technologies, Inc., a provider of a secure agreement-collaboration and identity verification platform. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. Future acquisitions and investments may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management attention, increasing our expenses, and subjecting us to additional liabilities. An acquisition may also negatively affect our financial results because it may:

•require us to incur charges or assume substantial debt;
•cause adverse tax consequences or unfavorable accounting treatment;
•expose us to claims and disputes by third parties, including intellectual property and privacy claims and disputes;
•not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•cause us to incur liabilities for activities of the acquired company before the acquisition;
DocuSign, Inc.| 2022 Form 10-K | 25

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

We sell to U.S. federal, state and local, as well as foreign, government agencies and public sector customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks, including those related to the COVID-19 pandemic and our status as a service provider to U.S. state and federal governmental agencies. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict. Further, government certification requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of the COVID-19 pandemic, may adversely affect public sector demand for our products and solutions.

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

Different pricing structures apply to our Agreement Cloud products. For DocuSign eSignature, we price our subscriptions based on the functionality required by our customers and the quantity of Envelopes provisioned. We expect that we may need to change our pricing or pricing structures from time to time, including in connection with the launch of new or enhanced offerings for automating the agreement process or in response to competitive pressures. As new or existing competitors introduce new competitive products or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we must also determine the appropriate price to enable us to compete effectively in non-U.S. markets. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and solutions.

Our ability to increase our customer base and achieve broader market acceptance of our products and solutions depends to a significant extent on our ability to expand our marketing and sales operations. We continue to make investments in our sales force and strategic partnerships, including expansion and training, both domestically and internationally. We also dedicate significant resources to our sales and marketing efforts by investing in advertising campaigns on a variety of media platforms, including online and social media. The effectiveness of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. If we cannot cost-effectively deploy our expanding sales force, both domestically and internationally, and use our marketing tools, or if we fail to promote our products and solutions efficiently and effectively, our ability to acquire new customers and our financial condition may suffer.

DocuSign, Inc.| 2022 Form 10-K | 26

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

Our operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure in order to maintain the performance of our products and solutions. The applications underlying our products and solutions are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and solutions and may discover additional defects in the future that could result in data unavailability or unauthorized access or other harm to, or loss or corruption of, our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and solutions. Consequently, we or our customers may discover defects or errors after our products and solutions have been employed. If we fail to perform timely maintenance or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect to not renew their subscriptions, delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties, and potential customers may not adopt our products and solutions and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and solutions may be substantial and could adversely affect our operating results.

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
DocuSign, Inc.| 2022 Form 10-K | 27

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and potential profitability of our business depend on demand for our products and solutions. Current or future economic and global market uncertainties or downturns could adversely affect our business and operating results. Economic uncertainty and associated macroeconomic conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products. Negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from changes in interest rates, gross domestic product growth, financial and credit market fluctuations, inflation, political turmoil, natural catastrophes, regional and global conflicts and terrorist attacks on the U.S., Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of January 31, 2022, we had outstanding $37.1 million aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “2023 Notes”), $690.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2024 (the “2024 Notes,” and together with the 2023 Notes, the “Notes”) and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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
DocuSign, Inc.| 2022 Form 10-K | 28

As of January 31, 2022, we had $37.1 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:
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

If we fail to promote or maintain our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that promoting and maintaining the DocuSign brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our products and solutions and retaining existing customers. We also believe that the importance of our brand will increase as competition in our market increases. Successfully promoting and maintaining our brand will depend largely on the effectiveness of our marketing efforts, and our ability to provide reliable and useful solutions to meet the needs of our customers at competitive prices, maintain our customers’ trust, continue to develop new functionality and solutions and successfully differentiate our products and solutions from our competitors’. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. We invest significantly in sales and marketing activities to attract new customers and expand use cases with existing customers, but these activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We have also made public commitments to our corporate environmental, social, and governance (“ESG”) and human capital management initiatives, including to the recruitment of a diverse workforce. Any perceived changes in our dedication to these commitments or our failure to achieve progress in these areas on a timely basis, or at all, could adversely impact our relationships with our customers and employees, affect our reputation and the value of our brand.

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

DocuSign, Inc.| 2022 Form 10-K | 29

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

From time to time, we may be involved as a party or an indemnitor in disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits and proceedings regarding labor and employment issues, commercial disagreements, securities law violations and other matters. In particular, companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. We have from time to time been subject to intellectual property claims and disputes and may be subject to such claims in the future. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their alleged intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. If a third party is able to obtain an injunction preventing us from utilizing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities employed by such intellectual property and may be unable to compete effectively. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete.

Such disputes may require the Company to redesign our products, delay releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our products and solutions. Requiring us to change one or more aspects of the way we deliver our products and solutions may harm our business. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, including those currently pending, regardless of their merit, can be time consuming and costly to defend in litigation and damage our reputation and brand.

For example, on February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our current and former officers as defendants. The complaint purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. The suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and December 2, 2021. We are not yet required to respond to the complaint, but believe it is devoid of merit. An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us or that we may bring against others, lawsuits are time-consuming and expensive to resolve, divert management’s time and attention, and could harm our reputation. Although we carry general liability and other forms of insurance, our insurance may not cover potential claims that arise or may not be adequate to indemnify us for all liability that may be imposed. We may also determine that the most cost-effective way to resolve a dispute is to enter into a settlement agreement. Litigation is inherently unpredictable and we cannot predict the timing, nature, controversy or outcome of lawsuits or assure you that the results of any of these actions will not have an adverse effect on our business, operating results or financial condition.
DocuSign, Inc.| 2022 Form 10-K | 30

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our products and solutions. Any use of open source software may expose us to greater risks than the use of commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Any use of open source software may involve security risks, making it easier for hackers and other third parties to determine how to compromise our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our software products, we may be required to re-engineer our products, discontinue the sale of our products and solutions or take other remedial actions.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection and other losses.

Our agreements with some customers and other third parties include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our offerings, solutions or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our products and solutions as a result of any such claims. In addition, our customer agreements generally include a warranty that the proper use of DocuSign by a customer in accordance with the agreement and applicable law will be sufficient to meet the definition of an “electronic signature” as defined in the Electronic Signatures in Global and National Commerce Act (“ESIGN Act”) and eIDAS. Any warranty or indemnification claim brought by our customers could result in damage to our reputation and harm our business and operating results.

We rely on the performance of highly skilled personnel, including our management and other key employees, and failing to attract or retain such employees could harm our business.

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. For example, in March 2022, Loren Alhadeff, our Chief Revenue Officer, notified the Company of his intention to resign and transition his responsibilities to a new global leader of the Company’s sales and customer success functions. Our senior management and key employees are employed on an at-will basis meaning that we may terminate their employment at any time, with or without cause, and they may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed.

We also are dependent on the continued service of our existing software engineers because of the complexity of our products and solutions. In particular, we compete with many other companies for software developers with high levels of experience and skilled sales and operations professionals in an increasingly tight U.S. labor market. We also require skilled product development, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in our principal U.S. locations in the San Francisco Bay Area and Seattle. Competition for these employees in our industry (and especially in our principal U.S. locations) is intense, and many of the companies we compete with for experienced personnel have greater resources than we do. To remain competitive, we may experience increased compensation-related expenses.

Additionally, as a service provider to U.S. state and federal government agencies, we have been subject to various and fluctuating COVID-19 vaccination, testing, and related health and safety requirements. While we cannot predict the full impact these requirements may have on our business, our ability to retain or hire employees could be impacted; we could be subject to litigation by employees; we could incur additional costs of monitoring and compliance across our business; and our business and results of operations could be harmed.

DocuSign, Inc.| 2022 Form 10-K | 31

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2022, 2021 and 2020 total revenue generated from customers outside the U.S. was 23%, 20% and 18% of our total revenue. As of January 31, 2022, we have offices in 12 countries and approximately 31% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

Our current international operations and future initiatives involve a variety of risks, including:
•changes in a specific country’s or region’s political or economic conditions, including the pace of the digital transformation of business in that country or region;
•exposure to regional or global public health issues, such as the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
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
•challenges inherent in efficiently managing an increased number of employees;
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
•regional or global conflicts, including sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions;
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
DocuSign, Inc.| 2022 Form 10-K | 32

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

In addition, most of our employees (including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting) are working, and are expected to continue to work for the near term, in either a fully remote or a hybrid environment and not solely in the office environment from which they have historically performed
DocuSign, Inc.| 2022 Form 10-K | 33

their duties. We have limited experience maintaining effective control systems with our employees working in remote or hybrid environments, and risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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

The U.S. federal government and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the U.S., various laws, and regulations and agency rules and opinions apply to the collection, processing, disclosure and security of certain types of data, including:

•The ESIGN Act in the U.S., eIDAS in the EU and similar U.S. state laws, particularly the Uniform Electronic Transactions Act (the “UETA”), which authorize the creation of legally binding and enforceable agreements utilizing electronic signatures and records. We are particularly reliant on the UETA and the ESIGN Act, which together have solidified the legal landscape in the U.S. for use of electronic signatures and records by providing that electronic signatures and records carry the same weight and have the same legal effect as paper documents and wet ink signatures.

•The Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state laws relating to privacy and data security.

•Additionally, the FTC and many state attorney generals are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California has enacted the California Consumer Privacy Act (the “CCPA”) and later the California Privacy Rights Act (the “CPRA”) which will take effect on January 1, 2023 and supersede the CCPA. The CPRA and the CCPA may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business.

•The Health Insurance Portability and Accountability Act (“HIPAA”) in the U.S. (as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and even more stringent state health information privacy laws, impose mandatory contractual terms and other obligations with respect to safeguarding the privacy, security and transmission of protected health information and de-identified health information. We may function as a HIPAA business associate for certain of our customers and, as such, are subject to applicable privacy and data security requirements. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties and fines.

Internationally, many countries have established their own data privacy and security legal framework with which we, our customers and partners may need to comply. For example, in Europe, the General Data Protection Regulation (the “GDPR”) contains robust obligations on data controllers and processors and fulsome documentation requirements for data protection compliance programs by companies. As a result of our presence in Europe and the United Kingdom (“UK”) and our products and services being offered in the EU and the UK, we are subject to the GDPR, UK GDPR, the UK Data Protection Act 2018, and other similar regional European data protection regulations, all of which impose stringent data protection and cybersecurity requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of the GDPR, UK GDPR or other such data protection regulations, could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). Such penalties are in addition to any civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. The GDPR in particular imposes strict rules on the transfer of personal data out of the EU to a “third country,” including the U.S. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

Legal developments in Europe also create complexity and uncertainty regarding transfers of personal data from the EU and the UK to the U.S. Notable recent developments include the invalidation of the EU-U.S. Privacy Shield Framework (“Privacy Shield”) on July 16, 2020, under which personal data could be transferred from the European Economic Area (“EEA”) to U.S. entities who had self-certified under the Privacy Shield scheme prior to invalidation. To safeguard data transfers from the EEA to other jurisdictions, including the U.S., we currently utilize respective Binding Corporate Rules
DocuSign, Inc.| 2022 Form 10-K | 34

and standard contractual contracts as the approved data transfer mechanisms by the EU Commission for corresponding applicable data transfer activity. The EU Commission has also published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022.

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

Many customers use our products and solutions globally to comply with safe harbors and other legislation in the countries in which they transact business. For example, some of our customers rely on our certifications under the FedRAMP in the U.S. and eIDAS in the EU to help satisfy their own legal and regulatory compliance requirements. If a court or regulatory body determines that our products and solutions are inadequate to meet these requirements, documents executed through our products and solutions could, in some instances, be rendered unenforceable, resulting in potential loss of customers, liability under customer contracts, and brand and reputational damage.

Our international operations and updates to tax legislation may subject us to potential adverse tax consequences.

We are expanding our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. We may be subject to taxation in international jurisdictions with increasingly complex tax laws and precedents which could have an adverse effect on our liquidity and operating results. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of those jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Tax authorities in the jurisdictions in which we operate may challenge our transfer pricing policies and intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or to our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries which could have a material impact on us and the results of our operations.

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

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. Additionally, sanctions regimes are rapidly changing as a result of regional or global conflicts. While we take precautions to prevent our products and solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the
DocuSign, Inc.| 2022 Form 10-K | 35

precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

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
DocuSign, Inc.| 2022 Form 10-K | 36

As of January 31, 2022, we had accumulated net operating loss carryforwards and research tax credits in our federal, state, and foreign jurisdictions with varying expiration dates. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state and foreign tax laws. Future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
•the COVID-19 pandemic, including its effects on customer demand for our solutions and the pace of the digital transformation of business and hybrid work arrangements;
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
•the consummation, and the anticipated benefits, of our stock repurchase program;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market;
•changes in the political climate in the U.S.;
•terrorist attacks, natural disasters, regional and global conflicts, sanctions, laws and regulations that prohibit or limit operations in certain jurisdictions, public health crises (such as the COVID-19 pandemic) or other such events impacting countries where we have operations; and
•general economic, regulatory and market conditions, including interest rate fluctuations.
In addition, broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been subject to and may be in the future subject to this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have a currently effective Registration Statement on Form S-3 registering for sale approximately 247,030 shares of our common stock in connection with our acquisition of Liveoak. We also provide eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share through our Employee Stock Purchase Plan (“ESPP”) and pursuant to our 2018 Plan, our management is authorized to grant stock options, restricted stock units and other equity awards to our employees, directors and consultants. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
DocuSign, Inc.| 2022 Form 10-K | 37

Under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the U.S. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock units (“RSU”) awards will be available for immediate resale in the U.S. in the open market.

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
DocuSign, Inc.| 2022 Form 10-K | 38

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

Subject to certain conditions, holders of the Notes may require us to repurchase for cash all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the respective indentures governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid regular or special interest, if any, to, but excluding, the fundamental change repurchase date. In addition, if a make-
DocuSign, Inc.| 2022 Form 10-K | 39

whole fundamental change (as defined in the respective indentures for the Notes) occurs prior to the respective maturity dates of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon a conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.

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

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the U.S., which could adversely affect our operating results. In addition, an increasing portion of our operating revenues and operating expenses are earned or incurred outside of the U.S., and an increasing portion of our assets is held outside of the U.S. These operating revenues, expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

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
DocuSign, Inc.| 2022 Form 10-K | 40

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

DocuSign, Inc. Securities Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our current and former officers as defendants. The complaint purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. The suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and December 2, 2021. We are not yet required to respond to the complaint, but believe it is devoid of merit.

An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

Market Price of Our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol DOCU.

DocuSign, Inc.| 2022 Form 10-K | 41

Holders of our Common Stock

As of February 28, 2022, there were 73 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
$800
$600
$400
$200
$0
2018-04-27
2018-07-31
2018-10-31
2019-01-31
2019-04-30
2019-07-31
2019-10-31
2020-01-31
2020-04-30
2020-07-31
2020-10-30
2021-01-29
2021-04-30
2021-07-30
2021-10-29
2022-01-31
DOCU
S&P 500
S&P 500 IT

Recent Sales of Unregistered Equity Securities
DocuSign, Inc.| 2022 Form 10-K | 42

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

Executive Overview of Fiscal 2022 Results

Overview

DocuSign offers the world’s leading electronic signature offering, enabling an agreement to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. This is the foundation of the DocuSign Agreement Cloud, which allows organizations to do business faster with less risk, lower costs, while providing better experiences for customers and employees.

We offer the world’s #1 e-signature product as the core part of our broader software platform that automates and connects the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across DocuSign eSignature and addresses the broader agreement process. As a result, over 1.1 million customers and more than a billion users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. The DocuSign Agreement Cloud integrates with popular business apps, and our functionality can also be embedded using our APIs. Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 97%, 95% and 94% of our revenue in the years ended January 31, 2022, 2021 and 2020. Our subscription fees include the use of our software platform and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue. We anticipate continuing to invest in customer success through our professional services offerings as we
DocuSign, Inc.| 2022 Form 10-K | 43

believe it plays an important role in accelerating our customers’ deployment of our software platform, which helps drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

We offer subscriptions to our software platform to businesses at all scales, from global enterprise down to local very small businesses (“VSBs”) (including professionals, sole proprietorships, nonprofits and individuals). We sell to customers through multiple channels. Our go-to-market strategy relies on our direct sales force and partnerships to sell to enterprises and commercial businesses and our web-based self-service channel to sell to VSBs, which we believe is the most cost-effective way to reach our smallest customers. We offer more than 400 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, Oracle, Salesforce, SAP, and Workday—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the years presented.

We focused initially on selling our e-signature solutions to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from 599 customers as of January 31, 2021 to 852 customers as of January 31, 2022. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

COVID-19 Update

As the pandemic continued in 2022, the rate of vaccinations, emerging COVID-19 variants, and shifting governmental policies on vaccination mandates and other pandemic restrictions have had variable impacts on different regions of the world and areas of the economy. This has caused and may continue to cause new, existing and potential customers to experience rapidly changing conditions and disruptions to their businesses. While we experienced a significant increase in paying customers and revenue during the pandemic, we later experienced periods in which the urgency of customer demand slowed. It can be difficult to predict customer demand, especially as our customers’ priorities, resources and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate. Additionally, due to our subscription-based business model, the full effects of these changes may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic continues to have a substantial impact on our employees’, partners’ or customers’ productivity or if the abatement of the pandemic results in decreased demand or a more challenging sales environment, our results of operations and overall financial performance may be harmed.

See Risk Factors for further discussion of the potential impact of the COVID-19 pandemic, including the impact to our business, financial condition and results of operations.

Financial Results for the Year Ended January 31, 2022

(in thousands)	Year Ended January 31, 2022
Total revenue	$2,107,213
Total costs and expenses	2,169,097
Total stock-based compensation expense	408,542
Loss from operations	(61,884)
Net loss	(69,976)
Cash provided by operating activities	506,467
Capital expenditures	(61,396)

Cash, cash equivalents, restricted cash and investments were $898.4 million as of January 31, 2022.

DocuSign, Inc.| 2022 Form 10-K | 44

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of January 31, 2022, we had a total of over 1.1 million customers, including over 170,000 enterprise and commercial customers, compared to over 890,000 customers and over 120,000 enterprise and commercial customers as of January 31, 2021. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our software platform. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and SMBs, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define VSBs as companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

We believe that our ability to increase the number of customers using our software platform, particularly the number of enterprise and commercial customers, is an indicator of our market penetration, the growth of our business and our potential future business opportunities. By increasing awareness of our software platform, further developing our sales and marketing expertise and continuing to build features tuned to different industry needs, we have expanded the diversity of our customer base to include organizations of all sizes across nearly every industry.

Retaining and Expanding Contracts with Existing Enterprise and Commercial Customers

Many of our customers have increased spend with us as they have expanded their use of our offerings in both existing and new use cases across their front or back office operations. Our enterprise and commercial customers may start with just one use case and gradually implement additional use cases across their organization once they see the benefits of our software platform. Several of our largest enterprise customers have deployed our software platform for hundreds of use cases across their organizations. We believe there is significant expansion opportunity with our customers following their initial adoption of our software platform.

Increasing International Revenue

Our international revenue represented 23%, 20% and 18% of our total revenue in each of the years ended January 31, 2022, 2021, and 2020, respectively.

We started our international selling efforts in English-speaking common law countries, such as Canada, the UK and Australia, where we were able to leverage our core technologies due to similar approaches to e-signature in these jurisdictions and the U.S. We have since made significant investments to be able to offer our products in select civil law countries. For example, in Europe, we offer Standards-Based Signature (“SBS”) technology tailored for eIDAS. SBS supports signatures that involve digital certificates, including those specified in the EU’s eIDAS regulations for advanced and qualified electronic signatures. In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

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

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to continue to support further growth. This includes expanding our sales headcount and increasing our marketing initiatives. We also plan to continue to invest in expanding the functionality of our software platform and underlying infrastructure and technology to meet the needs of our customers across industries. Our acquisitions, such as Seal Software and Liveoak Technologies, intend to bring additional functionality to our DocuSign Agreement Cloud offerings, as well as the continuous development of new features internally, are examples of our commitment to investing for ongoing growth.

DocuSign, Inc.| 2022 Form 10-K | 45

Components of Results of Operations

Revenue

We derive revenue primarily from the sale of subscriptions and, to a lesser extent, professional services.

Subscription Revenue
Subscription revenue consists of fees for the use of our software platform and our technical infrastructure and access to customer support, which includes phone or email support. We typically invoice customers in advance on an annual basis. We recognize subscription revenue ratably over the term of the contract subscription period beginning on the date access to our software suite is provided.

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

Cost of Revenue

Cost of Subscription Revenue
Cost of subscription revenue primarily consists of expenses related to hosting our software platform and providing support. These expenses consist of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs, associated with our technical infrastructure, customer success and customer support. These expenses also consist of software and maintenance costs, third-party hosting fees, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired intangible assets, credit card processing fees and allocated overhead costs.

Cost of Professional Services and Other Revenue	Cost of professional services and other revenue consists primarily of personnel costs for our professional services delivery team, travel-related costs and allocated overhead costs.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors including our pricing, timing and amount of investment to maintain or expand our hosting capability, the growth of our software platform support and professional services team, stock-based compensation expenses, amortization of costs associated with capitalized internal use software and acquired intangible assets and allocated overhead costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. As our revenues continue to increase, our operating expenses as a percentage of revenue may increase or decrease at different rates, driven by the timing of revenue recognition, the timing of hiring, our investments in growth and other factors.
DocuSign, Inc.| 2022 Form 10-K | 46

Sales and Marketing Expense	Sales and marketing expense consists primarily of personnel costs, including sales commissions. These expenses also include expenditures related to advertising, marketing, promotional events and brand awareness activities, as well as allocated overhead costs. We expect sales and marketing expense to continue to increase in absolute dollars as we enhance our product offerings and implement marketing strategies.
Research and Development Expense	Research and development expense consists primarily of personnel costs. These expenses also include non-personnel costs, such as subcontracting, consulting and professional fees for third-party development resources, as well as allocated overhead costs. Our research and development efforts focus on maintaining and enhancing existing functionality and adding new functionality. We expect research and development expense to increase in absolute dollars as we invest in the enhancement of our software platform.
General and Administrative Expense	General and administrative expense consists primarily of employee-related costs for those employees providing administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs, allocated overhead costs and impairment of operating lease right-of-use assets. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.

Interest Expense and Loss on Extinguishment of Debt

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

DocuSign, Inc.| 2022 Form 10-K | 47

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Year Ended January 31,
(in thousands)	2022	As % of Revenue	2021	As % of Revenue
Revenue:
Subscription	$2,037,272	97%	$1,381,397	95%
Professional services and other	69,941	3	71,650	5
Total revenue	2,107,213	100	1,453,047	100
Cost of revenue:
Subscription	343,661	16	259,992	18
Professional services and other	122,790	6	104,066	7
Total cost of revenue	466,451	22	364,058	25
Gross profit	1,640,762	78	1,088,989	75
Operating expenses:
Sales and marketing	1,076,527	51	798,625	55
Research and development	393,362	19	271,522	19
General and administrative	232,757	11	192,697	13
Total operating expenses	1,702,646	81	1,262,844	87
Loss from operations	(61,884)	(3)	(173,855)	(12)
Interest expense	(6,443)	—	(30,799)	(2)
Loss on extinguishment of debt	—	—	(33,752)	(2)
Interest income and other income, net	1,413	—	8,914	—
Loss before provision for income taxes	(66,914)	(3)	(229,492)	(16)
Provision for income taxes	3,062	—	13,775	1
Net loss	$(69,976)	(3)%	$(243,267)	(17)%

For a comparison of our results of operations for the fiscal years ended January 31, 2021 and 2020 see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 31, 2021.

Revenue

	Year Ended January 31,				2022 vs 2021
(in thousands)	2022	As % of Revenue	2021	As % of Revenue
Revenue:
Subscription	$2,037,272	97%	$1,381,397	95%	47%
Professional services and other	69,941	3	71,650	5	(2)%
Total revenue	$2,107,213	100%	$1,453,047	100%	45%

Subscription revenue increased $655.9 million, or 47%, in the year ended January 31, 2022. The increase was primarily due to the expansion of existing customers and the addition of new customers. This growth was mainly driven by an increase in sales to our mid-market and enterprise customers through our direct and indirect sales channels.

We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time. We expect subscription revenue to continue to increase as we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings.

DocuSign, Inc.| 2022 Form 10-K | 48

Cost of Revenue and Gross Margin

	Year Ended January 31,		2022 vs 2021
(in thousands)	2022	2021
Cost of revenue:
Subscription	$343,661	$259,992	32%
Professional services and other	122,790	104,066	18%
Total cost of revenue	$466,451	$364,058	28%
Gross margin:
Subscription	83%	81%	2	pts
Professional services and other	(76)%	(45)%	(31)	pts
Total gross margin	78%	75%	3	pts

Cost of subscription revenue increased $83.7 million, or 32% in the year ended January 31, 2022, primarily driven by higher costs to support our growing customer base. Significant increases consisted of:
•$28.1 million in personnel costs and $10.4 million in stock-based compensation expense primarily due to higher headcount, and annual merit increases;
•$9.2 million in hosting costs, $6.5 million in authentication and processing fees and $5.7 million in third-party partner costs to support the growth in our revenue;
•$15.6 million in depreciation and amortization, which reflects the impact of higher data center costs and capitalized software assets as well as the full-year effect of amortization related to technology intangible assets from certain acquisitions; and
•$5.8 million due to higher information technology costs.

Cost of professional service and other revenue increased $18.7 million, or 18%, in the year ended January 31, 2022, due to the increases of $9.4 million in personnel costs and $5.5 million in stock-based compensation expense primarily due to higher headcount and annual salary increases.

Sales and Marketing

	Year Ended January 31,		2022 vs 2021
(in thousands)	2022	2021
Sales and marketing	$1,076,527	$798,625	35%
Percentage of revenue	51%	55%

Sales and marketing expenses increased $277.9 million, or 35%, in the year ended January 31, 2022, primarily driven by investments in workforce and technology support to accommodate the demand for our products and increased interest in digital transformation of agreements. Significant increases consisted of:
•$151.8 million in personnel costs and $55.7 million in stock-based compensation expense due to higher headcount, annual salary increases, higher commissions in line with higher sales and higher payroll taxes;
•$42.4 million in marketing and advertising expense, primarily due to a $36.1 million increase in spending on online advertising platforms to help capture the continued market interest in our product offering;
•$18.9 million due to higher information technology costs; and
•$7.6 million in consulting fees to support our sales and marketing initiatives.

Research and Development

	Year Ended January 31,		2022 vs 2021
(in thousands)	2022	2021
Research and development	$393,362	$271,522	45%
Percentage of revenue	19%	19%

Research and development expenses increased $121.8 million, or 45%, in the year ended January 31, 2022, primarily due to investments in workforce and technology support to accommodate growth. Personnel costs, stock-based
DocuSign, Inc.| 2022 Form 10-K | 49

compensation expense and information technology costs increased by $64.3 million, $42.6 million and $10.5 million during the year ended January 31, 2022 due to higher headcount and annual salary increases.

General and Administrative

	Year Ended January 31,		2022 vs 2021
(in thousands)	2022	2021
General and administrative	$232,757	$192,697	21%
Percentage of revenue	11%	13%

General and administrative expenses increased $40.1 million, or 21%, in the year ended January 31, 2022, primarily due to investments in workforce and technology support to accommodate the operations and growth in our business. Personnel costs and stock-based compensation expense increased $16.1 million and $7.5 million during the year ended January 31, 2022 due to higher headcount and the impact of annual salary increases. The expense for the year ended January 31, 2022 also includes a $5.1 million impairment of operating lease right-of-use assets.

Other Income and (Expense)

	Year Ended January 31,		2022 vs 2021
(in thousands)	2022	2021
Interest expense	$(6,443)	$(30,799)	(79)%
Percentage of revenue	—%	(2)%
Loss on extinguishment of debt	—	$(33,752)	(100)%
Percentage of revenue	—%	(2)%
Interest income and other income, net	$1,413	$8,914	(84)%
Percentage of revenue	—%	—%

Interest expense decreased $24.4 million during the year ended January 31, 2022, primarily due to lower amortization expense under ASU 2020-06 effective February 1, 2021. Further details of the ASU 2020-06 adoption are described in Note 1 to the Consolidated Financial Statements.

During the year ended January 31, 2021, we incurred a loss of $33.8 million upon extinguishment of a portion of our 2023 Notes issued in September 2018. During the year ended January 31, 2022, we continued to settle principal of the 2023 Notes. No losses were incurred as a result of the ASU 2020-06 adoption. See further details in Note 8 to the Consolidated Financial Statements.

Interest income and other income, net included $4.8 million adjustments to fair value of certain strategic investments resulting from observable price changes that occurred during the quarter ended April 30, 2021.

Provision for Income Taxes

	Year Ended January 31,		2022 vs 2021
(in thousands, except for percentages)	2022	2021
Provision for income taxes	$3,062	$13,775	(78)%
Percentage of revenue	—%	1%

Provision for income taxes decreased by $10.7 million in the year ended January 31, 2022, primarily due to the impact of non-recurring intercompany tax-related transactions related to historical acquisitions, including an intercompany IP transfer of $12.9 million in the year ended January 31, 2021.
DocuSign, Inc.| 2022 Form 10-K | 50

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of January 31, 2022, we had $802.8 million in cash and cash equivalents and short-term investments. We also had $94.9 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financing.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, of which $537.9 million has been settled as of January 31, 2022. In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024.

In January 2021 we entered into a $500.0 million credit facility, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available for five years until January 11, 2026 to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of January 31, 2022.

Further details of these transactions are described in Note 8 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

We were in compliance with all debt covenants at January 31, 2022.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations in the recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.4 billion as of January 31, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized and in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable increased by $117.4 million in the year ended January 31, 2022, compared to an increase of $73.9 million, excluding the impact from acquisitions, in the year ended January 31, 2021, which resulted in a $43.5 million decrease in cash provided by operating activities year over year. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. Our contract liabilities increased by $250.5 million in the year ended January 31, 2022, compared to an increase of $267.8 million, excluding the impact from acquisitions, in the year ended January 31, 2021. The year over year decrease resulted in a $17.3 million increase in cash provided by operating activities.

Our future capital requirements will depend on many factors including our growth rate, customer retention and expansion, inflation, tax withholding obligations related to settlement of our RSUs, the timing and extent of spending to support our efforts to develop our software platform, the expansion of sales and marketing activities and the continuing market acceptance of our software platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

DocuSign, Inc.| 2022 Form 10-K | 51

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$506,467	$296,954
Investing activities	(162,909)	81,229
Financing activities	(394,621)	(58,976)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(5,594)	5,646
Net change in cash, cash equivalents and restricted cash	$(56,657)	$324,853

Cash Flows from Operating Activities

Cash provided by operating activities was $506.5 million and $297.0 million for the years ended January 31, 2022, and 2021. The year-over-year improvement of $209.5 million was primarily the result of increased sales and the related cash collections, partially offset by higher operating costs to support growth and increased headcount.

Cash Flows from Investing Activities

For the year ended January 31, 2022, cash used in investing activities of $162.9 million was primarily driven by $93.4 million net purchases of marketable securities, $61.4 million purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects. In addition, we used $6.4 million to pay for acquisitions.

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

Cash Flows from Financing Activities

For the year ended January 31, 2022, cash used in financing activities of $394.6 million was primarily driven by $316.7 million payments for tax withholding on share settlements, net of proceeds associated with equity plans. We also used $77.9 million for repayments of our 2023 Notes.

For the year ended January 31, 2021, cash used in financing activities of $59.0 million was primarily driven by $318.3 million payments for tax withholding on share settlements, net of proceeds associated with equity plans. This was partially offset by $261.8 million of net proceeds from the issuance of our 2024 Notes, described in Note 8 to the Consolidated Financial Statements.

Obligations and Commitments

Our principal contractual obligations and commitments consist of obligations under the Notes (including principal and coupon interest), operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 8, Note 9 and Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

DocuSign, Inc.| 2022 Form 10-K | 52

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

The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, business combinations, valuation of acquired intangible assets in business combinations and income taxes.

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

Period of Benefit of Deferred Contract Acquisition Costs

Contract acquisition costs are amortized on a straight-line basis over their period of benefit. To determine the period of benefit, we evaluate the type of costs incurred, the nature of the related benefit, and the specific facts and circumstances of our arrangements. The period of benefit for commissions paid for the acquisition of the initial subscription contract is determined by considering our customer life and the technological life of our software platform and related significant features. The period of benefit for commissions on renewal subscription contracts is determined by considering the average contractual term for our renewal contracts. Periodically, we evaluate these factors and review whether events or changes in circumstances have occurred that could impact the period of benefit. Any future changes in circumstances around our customer life and average contractual terms of renewal contracts may materially change the periods of benefit and therefore the amortization amounts recognized in our consolidated statement of operations and comprehensive loss.

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

DocuSign, Inc.| 2022 Form 10-K | 53

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

Loss Contingencies

We evaluate contingent liabilities, including threatened or pending litigation, and make provisions for such liabilities when it is both probable that a loss has been incurred and its amount can be reasonably estimated. Because of uncertainties related to these legal matters, we base our estimates and accrue the liabilities, if any, on the information available at the time of our assessment. Developments in these matters could affect the amount of liability we accrue. As additional information becomes available, we may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position. Further, until the final resolution of
DocuSign, Inc.| 2022 Form 10-K | 54

any such matter, there may be a loss exposure in excess of the liability recognized and such amount could be significant.

Recent Accounting Pronouncements

Refer to Note 1 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this report.

DocuSign, Inc.| 2022 Form 10-K | 55

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

We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects, and allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We present these non-GAAP measures to assist investors in seeing our financial performance using a management view, and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry. However, these non-GAAP measures are not intended to be considered in isolation from, a substitute for, or superior to our GAAP results.

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, acquisition-related expenses, loss on extinguishment of debt, fair value adjustments to strategic investments, impairment of operating lease right-of-use assets, tax impact related to an intercompany IP transfer and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods.

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

DocuSign, Inc.| 2022 Form 10-K | 56

Reconciliation of gross profit (loss) and gross margin:

	Year Ended January 31,
(in thousands)	2022	2021	2020
GAAP gross profit	$1,640,762	$1,088,989	$730,737
Add: Stock-based compensation	58,499	42,658	28,585
Add: Amortization of acquisition-related intangibles	11,670	11,052	5,704
Add: Employer payroll tax on employee stock transactions	7,524	5,904	2,577
Non-GAAP gross profit	$1,718,455	$1,148,603	$767,603
GAAP gross margin	78%	75%	75%
Non-GAAP adjustments	4%	4%	4%
Non-GAAP gross margin	82%	79%	79%

GAAP subscription gross profit	$1,693,611	$1,121,405	$754,532
Add: Stock-based compensation	31,152	20,793	12,882
Add: Amortization of acquisition-related intangibles	11,670	11,052	5,704
Add: Employer payroll tax on employee stock transactions	3,703	2,862	1,054
Non-GAAP subscription gross profit	$1,740,136	$1,156,112	$774,172
GAAP subscription gross margin	83%	81%	82%
Non-GAAP adjustments	2%	3%	2%
Non-GAAP subscription gross margin	85%	84%	84%

GAAP professional services and other gross loss	$(52,849)	$(32,416)	$(23,795)
Add: Stock-based compensation	27,347	21,865	15,703
Add: Employer payroll tax on employee stock transactions	3,821	3,042	1,523
Non-GAAP professional services and other gross loss	$(21,681)	$(7,509)	$(6,569)
GAAP professional services and other gross margin	(76)%	(45)%	(43)%
Non-GAAP adjustments	45%	35%	31%
Non-GAAP professional services and other gross margin	(31)%	(10)%	(12)%

Reconciliation of income (loss) from operations and operating margin:

	Year Ended January 31,
(in thousands)	2022	2021	2020
GAAP loss from operations	$(61,884)	$(173,855)	$(193,509)
Add: Stock-based compensation	408,542	286,877	206,404
Add: Amortization of acquisition-related intangibles	24,770	25,618	17,717
Add: Employer payroll tax on employee stock transactions	42,192	34,042	16,720
Add: Acquisition-related expenses	387	7,962	—
Add: Impairment of operating lease right-of-use assets	5,099	—	—
Non-GAAP income from operations	$419,106	$180,644	$47,332
GAAP operating margin	(3)%	(12)%	(20)%
Non-GAAP adjustments	23%	24%	25%
Non-GAAP operating margin	20%	12%	5%

DocuSign, Inc.| 2022 Form 10-K | 57

Reconciliation of net income (loss):

	Year Ended January 31,
(in thousands, except per share data)	2022	2021	2020
GAAP net loss	$(69,976)	$(243,267)	$(208,359)
Add: Stock-based compensation	408,542	286,877	206,404
Add: Amortization of acquisition-related intangibles	24,770	25,618	17,717
Add: Employer payroll tax on employee stock transactions	42,192	34,042	16,720
Add: Acquisition-related expenses	387	7,962	—
Add: Amortization of debt discount and issuance costs	5,098	28,001	26,389
Add: Loss on extinguishment of debt	—	33,752	—
Add: Tax expense related to intercompany IP transfer(1)	—	9,294	—
Add: Impairment of operating lease right-of-use assets	5,099	—	—
Less: Fair value adjustments to strategic investments	(5,270)	—	—
Non-GAAP net income	$410,842	$182,279	$58,871
(1)Represents net change in tax liabilities related to an intercompany IP transfer

Computation of free cash flow:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$506,467	$296,954	$115,696
Less: Purchases of property and equipment	(61,396)	(82,395)	(72,046)
Non-GAAP free cash flow	$445,071	$214,559	$43,650
Net cash (used in) provided by investing activities	$(162,909)	$81,229	$(321,489)
Net cash (used in) provided by financing activities	$(394,621)	$(58,976)	$(70,455)

Computation of billings:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Revenue	$2,107,213	$1,453,047	$973,971
Add: Contract liabilities and refund liability, end of period	1,049,106	800,940	522,201
Less: Contract liabilities and refund liability, beginning of period	(800,940)	(522,201)	(390,887)
Add: Contract assets and unbilled accounts receivable, beginning of period	21,021	15,082	13,436
Less: Contract assets and unbilled accounts receivable, end of period	(18,273)	(21,021)	(15,082)
Add: Contract assets and unbilled accounts receivable contributed by acquisitions	—	6,589	—
Less: Contract liabilities and refund liability contributed by acquisitions	—	(9,344)	—
Non-GAAP billings	$2,358,127	$1,723,092	$1,103,639

DocuSign, Inc.| 2022 Form 10-K | 58

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of January 31, 2022, we had cash, cash equivalents and investments totaling $897.8 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.5 million decrease of the fair value of our investment portfolio as of January 31, 2022. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
We had no exposure to changes in interest rates from debt obligations at January 31, 2022 as our 2023 Notes and 2024 Notes were issued at fixed rates of 0.5% and 0.0%, respectively. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

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
DocuSign, Inc.| 2022 Form 10-K | 59

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

DocuSign, Inc.| 2022 Form 10-K | 60

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DocuSign, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DocuSign, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt effective February 1, 2021 and the manner in which it accounts for leases effective February 1, 2019.

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
DocuSign, Inc.| 2022 Form 10-K | 61

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

Revenue Recognition - Identifying and Evaluating Terms and Conditions in Contracts

As described in Note 1 to the consolidated financial statements, revenue recognition is determined by management through the following steps: (i) identification of the contract, or contracts, with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation in the contract; and (v) recognition of the revenue when, or as, the Company satisfies a performance obligation. Management applies significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended January 31, 2022, the Company’s revenue was $2.11 billion.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically identifying and evaluating terms and conditions in contracts, is a critical audit matter are the significant judgment by management in identifying and evaluating terms and conditions, especially non-standard terms, in contracts that impact revenue recognition. This in turn led to significant auditor judgment and effort in performing procedures and evaluating audit evidence to determine whether terms and conditions were appropriately identified and evaluated by management.

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
San Francisco, California
March 25, 2022

We have served as the Company’s auditor since 2009, which includes periods before the Company became subject to SEC reporting requirements.

DocuSign, Inc.| 2022 Form 10-K | 62

DOCUSIGN, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$509,059	$566,055
Investments—current	293,763	207,450
Accounts receivable, net of allowance for doubtful accounts of $5,807 and $5,362 as of January 31, 2022 and 2021	440,950	323,570
Contract assets—current	12,588	16,883
Prepaid expenses and other current assets	63,236	48,390
Total current assets	1,319,596	1,162,348
Investments—noncurrent	94,938	92,717
Property and equipment, net	184,664	165,039
Operating lease right-of-use assets	126,021	159,352
Goodwill	355,058	350,151
Intangible assets, net	98,816	121,828
Deferred contract acquisition costs—noncurrent	311,835	260,130
Other assets—noncurrent	50,337	24,942
Total assets	$2,541,265	$2,336,507
Liabilities and Equity
Current liabilities
Accounts payable	$52,804	$37,367
Accrued expenses and other current liabilities	91,377	66,566
Accrued compensation	160,163	156,158
Convertible senior notes—current	—	20,469
Contract liabilities—current	1,029,891	779,642
Operating lease liabilities—current	37,404	32,971
Total current liabilities	1,371,639	1,093,173
Convertible senior notes, net—noncurrent	718,487	693,219
Contract liabilities—noncurrent	16,725	16,492
Operating lease liabilities—noncurrent	126,340	165,704
Deferred tax liability—noncurrent	9,316	6,464
Other liabilities—noncurrent	23,255	32,328
Total liabilities	2,265,762	2,007,380
Commitments and contingencies (Note 10)
Convertible senior notes (Note 8)	—	3,390
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of January 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 198,834 shares outstanding as of January 31, 2022; 500,000 shares authorized, 192,807 shares outstanding as of January 31, 2021	20	19
Treasury stock, at cost: 7 shares as of January 31, 2022; 5 shares as of January 31, 2021	(1,532)	(1,048)
Additional paid-in capital	1,720,013	1,702,254
Accumulated other comprehensive income (loss)	(4,809)	4,964
Accumulated deficit	(1,438,189)	(1,380,452)
Total stockholders’ equity	275,503	325,737
Total liabilities and equity	$2,541,265	$2,336,507

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2022 Form 10-K | 63

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended January 31,
(in thousands, except per share data)	2022	2021	2020
Revenue:
Subscription	$2,037,272	$1,381,397	$918,463
Professional services and other	69,941	71,650	55,508
Total revenue	2,107,213	1,453,047	973,971
Cost of revenue:
Subscription	343,661	259,992	163,931
Professional services and other	122,790	104,066	79,303
Total cost of revenue	466,451	364,058	243,234
Gross profit	1,640,762	1,088,989	730,737
Operating expenses:
Sales and marketing	1,076,527	798,625	591,379
Research and development	393,362	271,522	185,552
General and administrative	232,757	192,697	147,315
Total operating expenses	1,702,646	1,262,844	924,246
Loss from operations	(61,884)	(173,855)	(193,509)
Interest expense	(6,443)	(30,799)	(29,254)
Loss on extinguishment of debt	—	(33,752)	—
Interest income and other income, net	1,413	8,914	19,207
Loss before provision for income taxes	(66,914)	(229,492)	(203,556)
Provision for income taxes	3,062	13,775	4,803
Net loss	$(69,976)	$(243,267)	$(208,359)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(1.31)	$(1.18)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	196,675	185,760	176,704

Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	$(7,935)	$7,468	$(573)
Unrealized gains (losses) on investments, net of tax	(1,838)	(831)	865
Other comprehensive income (loss)	(9,773)	6,637	292
Comprehensive loss	$(79,749)	$(236,630)	$(208,067)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$31,152	$20,793	$12,882
Cost of revenue—professional services and other	27,347	21,865	15,703
Sales and marketing	186,759	131,041	94,863
Research and development	108,523	65,890	43,211
General and administrative	54,761	47,288	39,745

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2022 Form 10-K | 64

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2019	169,303	$17	$1,545,088	$—	$(1,965)	$(928,778)	$614,362
Exercise of stock options	6,737	1	72,176	—	—	—	72,177
Settlement of restricted stock units	4,706	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	—	—	(166,504)	—	—	—	(166,504)
Employee stock purchase plan	508	—	23,872	—	—	—	23,872
Employee stock-based compensation expense	—	—	210,535	—	—	—	210,535
Net loss	—	—	—	—	—	(208,359)	(208,359)
Cumulative impact of Topic 842 adoption	—	—	—	—	—	(48)	(48)
Other comprehensive income, net	—	—	—	—	292	—	292
Balances at January 31, 2020	181,254	18	1,685,167	—	(1,673)	(1,137,185)	546,327
Settlement of convertible senior notes due in 2023	4,698	1	(31,933)	—	—	—	(31,932)
Reclassification to mezzanine equity for convertible senior notes due in 2023	—	—	(3,390)	—	—	—	(3,390)
Equity component of issued convertible senior notes due in 2024	—	—	63,268	—	—	—	63,268
Purchase of capped calls related to issuance of convertible senior notes due in 2024	—	—	(31,395)	—	—	—	(31,395)
Issuance of common stock as consideration for acquisition	247	—	48,361	—	—	—	48,361
Exercise of stock options	2,072	—	24,305	—	—	—	24,305
Settlement of restricted stock units	4,072	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(376,542)	(1,048)	—	—	(377,590)
Employee stock purchase plan	464	—	29,859	—	—	—	29,859
Employee stock-based compensation expense	—	—	294,554	—	—	—	294,554
Net loss	—	—	—	—	—	(243,267)	(243,267)
Other comprehensive income, net	—	—	—	—	6,637	—	6,637
Balances at January 31, 2021	192,807	$19	$1,702,254	$(1,048)	$4,964	$(1,380,452)	$325,737

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2022 Form 10-K | 65

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2021	192,807	19	1,702,254	(1,048)	4,964	(1,380,452)	325,737
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(86,144)	—	—	12,239	(73,905)
Settlement of convertible senior notes due in 2023	749	—	(873)	—	—	—	(873)
Exercise of stock options	1,693	—	23,729	—	—	—	23,729
Settlement of restricted stock units and employee stock purchase plan	5,071	1	(1)	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,760)	—	(388,915)	(484)	—	—	(389,399)
Employee stock purchase plan	264	—	46,077	—	—	—	46,077
Charitable donation of common stock	10	—	3,000	—	—	—	3,000
Employee stock-based compensation expense	—	—	420,886	—	—	—	420,886
Net loss	—	—	—	—	—	(69,976)	(69,976)
Other comprehensive loss, net	—	—	—	—	(9,773)	—	(9,773)
Balances at January 31, 2022	198,834	$20	$1,720,013	$(1,532)	$(4,809)	$(1,438,189)	$275,503

The accompanying notes are an integral part of these consolidated financial statements.

DocuSign, Inc.| 2022 Form 10-K | 66

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net loss	$(69,976)	$(243,267)	$(208,359)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	81,913	71,090	50,182
Amortization of deferred contract acquisition and fulfillment costs	144,442	99,384	69,747
Amortization of debt discount and transaction costs	5,098	28,001	26,389
Loss on extinguishment of debt	—	33,752	—
Operating cash flow related to repayments of convertible senior notes	—	(75,165)	—
Non-cash operating lease costs	26,819	26,728	19,435
Stock-based compensation expense	408,542	286,877	206,404
Deferred income taxes	1,369	(2,410)	1,287
Other	9,871	(210)	(1,741)
Changes in operating assets and liabilities
Accounts receivable	(117,380)	(73,913)	(63,293)
Contract assets	4,893	1,912	(1,508)
Prepaid expenses and other current assets	(7,074)	(1,155)	(3,142)
Deferred contract acquisition and fulfillment costs	(207,393)	(208,510)	(115,723)
Other assets	(16,389)	(6,006)	1,538
Accounts payable	12,148	12,128	3,849
Accrued expenses and other liabilities	10,828	37,155	9,353
Accrued compensation	1,128	64,586	5,636
Contract liabilities	250,482	267,750	130,266
Operating lease liabilities	(32,854)	(21,773)	(14,624)
Net cash provided by operating activities	506,467	296,954	115,696
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(6,388)	(180,370)	—
Purchases of marketable securities	(384,128)	(164,989)	(861,252)
Sales of marketable securities	7,569	28,986	—
Maturities of marketable securities	283,184	488,538	627,309
Purchases of strategic and other investments	(1,750)	(8,541)	(15,500)
Purchases of property and equipment	(61,396)	(82,395)	(72,046)
Net cash (used in) provided by investing activities	(162,909)	81,229	(321,489)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of initial purchasers' discounts and transaction costs	—	677,370	—
Purchase of capped calls related to issuance of convertible senior notes	—	(31,395)	—
Repayments of convertible senior notes	(77,906)	(384,199)	—
Payment of revolving credit facility costs	—	(2,453)	—
Payment of tax withholding obligation on RSU settlement and ESPP purchase	(386,521)	(372,463)	(166,504)
Proceeds from exercise of stock options	23,729	24,305	72,177
Proceeds from employee stock purchase plan	46,077	29,859	23,872
Net cash (used in) provided by financing activities	(394,621)	(58,976)	(70,455)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(5,594)	5,646	(447)
Net increase (decrease) in cash, cash equivalents and restricted cash	(56,657)	324,853	(276,695)
Cash, cash equivalents and restricted cash at beginning of period	566,336	241,483	518,178
Cash, cash equivalents and restricted cash at end of period	$509,679	$566,336	$241,483
The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2022 Form 10-K | 67

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended January 31,
(in thousands)	2022	2021	2020
Supplemental disclosure:
Cash paid for interest	$349	$78,040	$2,852
Cash paid for operating lease liabilities	40,552	35,176	22,034
Cash paid for income taxes	6,940	3,503	1,970
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$11,285	$3,903	$14,082
Operating lease right-of-use assets exchanged for lease obligations	2,749	30,816	77,391
Fair value of shares issued as consideration for acquisition	—	48,361	—
Fair value of shares issued as part of the repayments of convertible senior notes	174,230	1,233,990	—
Derecognition of build-to-suit lease	—	—	2,479
The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2022 Form 10-K | 68

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

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include those of DocuSign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our fiscal year ends on January 31. References to fiscal 2022, for example, are to the fiscal year ended January 31, 2022.

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

Since the emergence of the COVID-19 pandemic in March 2020, we have undertaken measures to protect our employees, partners and customers, including providing the majority of our employees the option to work remotely until at least January 31, 2023. However, there can be no assurance that these measures will be effective, that we will be able to adopt new measures as needed or that we will be able to discontinue these measures without adversely affecting our business operations. In addition, the COVID-19 pandemic and related recent developments (including the emergence of new coronavirus variants, the actions undertaken to contain the virus or mitigate its impacts, including actions mandated by governments and health authorities and changing public health directives or restrictions, vaccine efficacy against COVID-19 variants, current or future travel restrictions and how quickly and to what extent normal global economic and operating conditions can or will resume) have created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our products and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities, except for certain subleases that resulted in an impairment of $5.1 million on operating lease right-of-use assets recorded during the twelve months ended January 31, 2022. These estimates may change as new events occur and additional information is obtained, which could be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

DocuSign, Inc.| 2022 Form 10-K | 69

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. Although we deposit our cash with multiple financial institutions, the deposits, at times, may exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. Cash equivalents consist of money market funds, which are invested through financial institutions in the U.S. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.

No customer individually accounted for more than 10% of our revenues in the years ended January 31, 2022, 2021 and 2020 or for more than 10% of our accounts receivable as of January 31, 2022 and 2021. We perform ongoing credit evaluations of our customers, do not require collateral and maintain allowances for potential credit losses on customers’ accounts using the expected loss model.

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

DocuSign, Inc.| 2022 Form 10-K | 70

Subscription Revenue

We generate revenue primarily from sales of subscriptions to access our software platform and related subscriptions of our customers. Our subscription revenue is driven by our go-to-market model, which includes a combination of direct sales, partner-assisted sales and web-based self-service purchasing. Subscription arrangements with customers do not provide the customer with the right to take possession of our software operating platform at any time. Instead, customers are granted continuous access to our software platform over the contractual period. A time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term beginning on the date access to our software platform is provided.

Professional Services and Other Revenue

Professional services and other revenue consists of fees associated with consulting and training services from assisting customers in implementing and expanding the use of our software platform. These services are generally distinct from subscription services. Professional services do not result in significant customization of the subscription service. Revenue from professional services provided on a time and materials basis is recognized as the services are performed. Other revenue includes amounts derived from the sale of our on-premises solutions, which are recognized upon passage of control, which occurs upon shipment of the product. The maintenance and support on the on-premises solutions is a stand-ready obligation to perform this service over the term of the arrangement and, as a result, is accounted for ratably over the term of the arrangement.

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

These deferred commissions are amortized on a straight-line basis over the periods of benefit, commensurate with the pattern of revenue recognition. Commissions paid for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. The period of benefit for commissions paid for the acquisition of the initial subscription contract, of five years, is determined by taking into consideration our initial estimated customer life and the technological life of our software platform and related significant features. The period of benefit for renewal subscription contracts, of two years, is determined by considering the average contractual term for renewal contracts.

DocuSign, Inc.| 2022 Form 10-K | 71

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

Cost of Revenue

“Subscription” cost of revenue primarily consists of personnel and related costs to support our software platform, amortization expense associated with capitalized internally-developed software and technology-related intangible assets, property and equipment depreciation, allocated overhead expenses, merchant processing fees and server hosting costs.

“Professional services and other” cost of revenue consists primarily of personnel costs for our professional services delivery team, travel-related costs and allocated overhead.

Advertising

Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in our consolidated statements of operations and comprehensive loss. Advertising expense was $115.7 million, $78.6 million and $41.6 million in the years ended January 31, 2022, 2021 and 2020.

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

DocuSign, Inc.| 2022 Form 10-K | 72

Compensation expense is recognized net of forfeitures that are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

We capitalize stock-based compensation costs incurred as a result of qualifying internally-developed software development activities.

We may elect to issue shares on the settlement dates net of the statutory tax withholding requirements to be paid by us on behalf of our employees. In these instances, we record the liability for withholding amounts to be paid by us as treasury stock or as a reduction to additional paid-in capital, and include these payments as a reduction of cash flows from financing activities.

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

Foreign Currency

The functional currency of our foreign entities and branches is generally the local currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity's functional currency are remeasured into its functional currency using current exchange rates at each balance sheet date. Nonmonetary assets and liabilities are not remeasured. We recognize gains and losses from such adjustments within “Interest income and other income, net” in the consolidated statements of operations and comprehensive loss in the period of occurrence.

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

Net Loss Per Share Attributable to Common Stockholders

In periods when we have net income, we compute basic and diluted net loss per share in conformity with the two-class method required for participating securities. The undistributed earnings are allocated between common stock and participating securities as if all earnings had been distributed during the period presented. We consider any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares do not have a contractual obligation to share in our losses. As such, our net losses in all the years presented were not allocated to these participating securities.

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

DocuSign, Inc.| 2022 Form 10-K | 73

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

Prior to February 1, 2020, we evaluated our investments to assess whether those with unrealized loss positions were other than temporarily impaired. We considered impairments to be other than temporary if they were related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary were determined based on the specific identification method and reported in “Interest income and other income, net” in the consolidated statements of operations and comprehensive loss.

Strategic Investments

Our strategic investments consist of non-marketable equity investments in privately-held companies and investment companies in which we do not have a controlling interest or significant influence. We have elected to apply the measurement alternative for equity investments in privately-held companies that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We have elected to measure our equity investments in investment companies that do not have readily determinable fair values based on the investment’s net asset value. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred.

As of January 31, 2022 and 2021, we held equity investments in privately-held companies totaling $12.4 million and $6.0 million that are classified in “Other assets—noncurrent” on our consolidated balance sheets.

Restricted Cash

Restricted cash consists of certificates of deposits collateralizing our operating lease agreements for office space and cash withheld from employees to fund claims and program expenses related to the Voluntary Disability Plans in California and Washington.

The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of January 31, 2022, 2021, and 2020:

	January 31,
(in thousands)	2022	2021	2020
Cash and cash equivalents	$509,059	$566,055	$241,203
Restricted cash included in prepaid expense and other current assets	280	—	280
Restricted cash included in other assets - noncurrent	340	281	—
Total cash, cash equivalents, and restricted cash	$509,679	$566,336	$241,483

DocuSign, Inc.| 2022 Form 10-K | 74

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts billed currently due from customers. Our accounts receivable are subject to collection risk. Gross accounts receivable are reduced for this risk by an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts includes balances that are specifically identified for adequacy based on a regular evaluation of such factors as age of the receivable balance, current economic conditions, credit quality of the customer, and past collection experience. We also include in our allowance for doubtful accounts an estimate for future credit losses, based on historical experience, which is recorded in the period in which we invoice our customers starting February 1, 2020. We do not have any off-balance-sheet credit exposure related to our customers.

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

Disposals are removed at cost less accumulated depreciation, and any gain or loss from disposition is reflected in the statement of operations and comprehensive loss in the year of disposition. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred.

DocuSign, Inc.| 2022 Form 10-K | 75

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

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have one operating segment and one reporting unit. We performed qualitative assessment for the fiscal year ended January 31, 2022, and concluded that it is more likely than not that the fair value of the reporting unit significantly exceeds its carrying value. There was no impairment of goodwill recorded in the years ended January 31, 2021 and 2020.

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
DocuSign, Inc.| 2022 Form 10-K | 76

We evaluate the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset group may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. We recognized an impairment of $5.1 million on operating lease right-of-use assets as part of General and administrative expense during the year ended January 31, 2022. There was no impairment recognized in the other periods presented.

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

We also capitalize qualifying implementation costs under cloud computing arrangements (“CCA”). Capitalization of such costs ceases once the software of the hosting arrangement is ready for its intended use. The CCA implementation costs balance was $22.6 million and $4.3 million as of January 31, 2022 and 2021, and is included in “Other assets—noncurrent” on our consolidated balance sheets and amortized on a straight-line basis over the term of the associated hosting arrangement.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by our Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer is our CODM. Our CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, we have determined that we operate in one operating and one reportable segment.

Convertible Debt

Prior to February 1, 2021, we accounted for our convertible debt instruments as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows using a discount rate based on comparable convertible transactions for similar companies. The carrying amount of the equity component representing the conversion option was calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instruments as a whole.

This difference represented a debt discount that was amortized to interest expense over the term of the convertible debt instruments using the effective interest rate method. The equity component was not remeasured as long as it continued to meet the conditions for equity classification.
DocuSign, Inc.| 2022 Form 10-K | 77

The transaction costs incurred related to the issuance of the convertible debt instruments were allocated to the liability and equity components based on their relative initial carrying value of the convertible debt instruments. Transaction costs attributable to the liability component were being amortized to interest expense over the respective terms of the convertible debt instruments, and transaction costs attributable to the equity component were netted against the equity component of the convertible debt instruments in stockholders’ equity.

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

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97%, 95% and 94% of our revenue for the years ended January 31, 2022, 2021 and 2020.

Performance Obligations

As of January 31, 2022, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.6 billion. We expect to recognize 53% of the transaction price allocated to remaining performance obligations within the 12 months following January 31, 2022 in our consolidated statement of operations and comprehensive loss.

DocuSign, Inc.| 2022 Form 10-K | 78

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $12.6 million and $17.5 million as of January 31, 2022 and 2021. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the years ended January 31, 2022, 2021 and 2020, we recognized revenue of $773.7 million, $499.5 million and $374.8 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	January 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$110,716	$—	$—	$110,716
Level 2:
Cash equivalents(1)
Commercial paper	3,499	—	—	3,499
Available-for-sale securities
Commercial paper	126,371	1	(175)	126,197
Corporate notes and bonds	243,840	—	(1,296)	242,544
U.S. governmental securities	20,036	—	(76)	19,960
Level 2 total	393,746	1	(1,547)	392,200

Total	$504,462	$1	$(1,547)	$502,916

DocuSign, Inc.| 2022 Form 10-K | 79

	January 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$284,312	$—	$—	$284,312
Level 2:
Available-for-sale securities
Commercial paper	42,048	1	(23)	42,026
Corporate notes and bonds	199,277	375	(67)	199,585
U.S. government securities	58,050	12	(6)	58,056
Level 2 total	299,375	388	(96)	299,667
Level 3:
Available-for-sale securities
Corporate notes and bonds	500	—	—	500
Total	$584,187	$388	$(96)	$584,479
(1)Included in "cash and cash equivalents" in our consolidated balance sheets as of January 31, 2022 and 2021, in addition to cash of $394.9 million and $281.7 million

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs. The fair value of our Level 3 investments is determined based on an income approach using unobservable inputs.

The fair value of our available-for-sale securities as of January 31, 2022, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$293,763
Due in one to two years	94,938
$388,701

As of January 31, 2022 and 2021, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of January 31, 2022 and 2021.

Strategic Investments

During the year ended January 31, 2022, investments in equity securities without readily determinable fair values increased by $4.8 million due to adjustments related to observable price changes that occurred primarily during the three months ended April 30, 2021. During the year ended January 31, 2021, there were no material observable price changes.

Convertible Senior Notes

We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes, net—noncurrent” and “Convertible senior notes—current.” Refer to Note 8 for further information.
DocuSign, Inc.| 2022 Form 10-K | 80

	January 31,
(in thousands)	2022	2021
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$37,099	$115,000
Fair value amount	65,440	373,928

0.0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	656,363	725,100

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	January 31,
(in thousands)	2022	2021
Computer and network equipment	$127,799	$102,163
Software, including capitalized software development costs	82,537	56,858
Furniture and office equipment	20,939	21,682
Leasehold improvements	79,811	79,892
	311,086	260,595
Less: Accumulated depreciation	(170,261)	(121,029)
	140,825	139,566
Work in progress	43,839	25,473
	$184,664	$165,039

Depreciation and amortization expenses associated with property and equipment was $57.1 million, $45.5 million and $32.5 million in the years ended January 31, 2022, 2021 and 2020. This included amortization expense related to capitalized internally-developed software costs of $10.3 million, $6.2 million and $4.1 million in the respective years.

We capitalized $39.0 million, $29.3 million and $17.1 million of internally developed software costs, including $9.8 million, $7.2 million and $4.1 million of capitalized stock-based compensation in the years ended January 31, 2022, 2021 and 2020.

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
DocuSign, Inc.| 2022 Form 10-K | 81

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

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	As Adjusted
Cash and cash equivalents	$729
Accounts receivable	9,654
Contract assets	5,813
Prepaid expense and other assets	4,829
Property and equipment	915
Goodwill	115,848
Intangible assets	83,700
Right-of-use Assets	3,130
Accounts payable	(854)
Accrued compensation	(2,697)
Contract liabilities	(7,745)
Accrued expenses and other liabilities	(5,852)
Lease liabilities	(3,126)
Deferred tax liability—noncurrent	(3,891)
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
DocuSign, Inc.| 2022 Form 10-K | 82

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

No goodwill recognized upon acquisition was deductible for U.S. federal income tax purposes.

In the year ended January 31, 2021, we incurred costs of $1.8 million directly related to the acquisition of Liveoak. These costs are recognized within operating expenses in our consolidated statements of operations.

We included the results of operations of Liveoak in our consolidated statements of operations from the acquisition date. These results, including pro forma information, were not material to our consolidated statements of operations for the year ended January 31, 2021.

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2020	$194,882
Additions—Seal	114,663
Additions—Liveoak	39,892
Foreign currency translation	714
Balance at January 31, 2021	350,151
Additions—Seal	1,185
Additions—Clause	4,100
Foreign currency translation	(378)
Balance at January 31, 2022	$355,058

DocuSign, Inc.| 2022 Form 10-K | 83

Intangible assets consisted of the following:

	As of January 31, 2022				As of January 31, 2021
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	3.1	$76,194	$(47,307)	$28,887	$72,994	$(35,613)	$37,381
Customer contracts & related relationships	7.0	110,082	(39,911)	70,171	110,082	(29,393)	80,689
Other	0.3	22,534	(21,959)	575	22,534	(19,356)	3,178
	5.8	$208,810	$(109,177)	99,633	$205,610	$(84,362)	121,248
Cumulative translation adjustment				(817)			580
Total				$98,816			$121,828

Amortization of finite-lived intangible assets was as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Cost of subscription revenue	$11,670	$11,052	$5,704
Sales and marketing	13,100	14,566	12,013
Total	$24,770	$25,618	$17,717

As of January 31, 2022, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period	Amount (in thousands)
2023	$20,706
2024	19,375
2025	18,798
2026	12,655
2027	10,518
Thereafter	17,581
Total	$99,633

DocuSign, Inc.| 2022 Form 10-K | 84

Note 7. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Year Ended January 31,
(in thousands)	2022	2021
Deferred Contract Acquisition Costs
Beginning balance	$262,519	$155,697
Additions to deferred contract acquisition costs	169,322	185,970
Amortization of deferred contract acquisition costs	(112,931)	(81,132)
Cumulative translation adjustment	(3,752)	1,984
Ending balance	$315,158	$262,519

Deferred Contract Fulfillment Costs
Beginning balance	$12,506	$8,218
Additions to deferred contract fulfillment costs	38,071	22,540
Amortization of deferred contract fulfillment costs	(31,489)	(18,252)
Ending balance	$19,088	$12,506

Note 8. Debt

Convertible Senior Notes

In September 2018, we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023, which included the initial purchasers’ exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the 2023 Notes. The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs.

In January 2021, we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024, which included the initial purchasers’ exercise in full of their option to purchase an additional $90.0 million aggregate principal amount of the 2024 Notes. The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs.

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

DocuSign, Inc.| 2022 Form 10-K | 85

Conversion terms

The 2023 Notes have an initial conversion rate of 13.9860 shares of our common stock per $1,000 principal amount of the 2023 Notes, which is equal to an initial conversion price of approximately $71.50 per share of our common stock. The 2024 Notes have an initial conversion rate of 2.3796 shares of our common stock per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $420.24 per share of our common stock. The initial conversation rates are subject to adjustment in some events. Following certain corporate events that occur prior to the maturity date or, with respect to the 2023 Notes, following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” as defined within the respective Indentures, holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. No such corporate events have occurred as of January 31, 2022.

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

Based upon the reported sales price of our common stock, the 2023 Notes became convertible on August 1, 2020 and continued to be convertible through January 31, 2022.

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

As of January 31, 2022, the 2024 Notes conversion conditions described above were not met and therefore the 2024 Notes are not yet convertible.

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
DocuSign, Inc.| 2022 Form 10-K | 86

Repurchases of the 2023 Notes

In connection with our issuance of the 2024 Notes in the prior year, we used a portion of the proceeds to repurchase $460.0 million aggregate principal amount of the 2023 Notes in privately negotiated transactions for an aggregate consideration of $1.7 billion, consisting of $459.2 million in cash and 4.7 million shares of our common stock with a value of $1.2 billion, a non-cash financing activity. We recorded an extinguishment loss of $33.8 million as a result of the transaction.

In our consolidated statement of cash flows, the cash paid to repurchase the 2023 Notes was bifurcated into two components: the portion of the repayment attributable to accreted interest related to debt discount is classified as cash outflows from operating activities, and the portion of the repayment attributable to the principal is classified as cash outflows from financing activities.

Conversions of the 2023 Notes

In January 2021, certain holders of the 2023 Notes exercised their option to convert $23.9 million aggregate amount of the principal of the 2023 Notes. As the principal was settled in cash in March 2021, we reclassified $20.5 million of the carrying value to “Convertible senior notes—current” and $3.4 million, representing the difference between the aggregate principal and the carrying value, to mezzanine equity from permanent equity on our consolidated balance sheet as of January 31, 2021.

We accounted for early conversions and settlements of the 2023 Notes during the year ended January 31, 2022 under ASU 2020-06. Refer to Note 1 for further discussion of early adoption.

During the year ended January 31, 2022, we settled $77.9 million aggregate amount of the principal of 2023 Notes, for aggregate consideration of $252.1 million, consisting of $77.9 million in cash and 0.7 million shares of our common stock with a value of $174.2 million. The $0.9 million excess of the cash consideration over the corresponding carrying value was recorded as a reduction to additional paid-in capital.

As of January 31, 2022, we had not received conversion notices on our 2023 Notes.

DocuSign, Inc.| 2022 Form 10-K | 87

Net Carrying Amounts of the Liability and Equity Components

	January 31,
(in thousands)	2022	2021
2023 Notes (effective interest rate of 5.9%):
Principal	$575,000	$575,000
Less: extinguishment or conversion	(537,901)	(460,000)
Unpaid principal	37,099	115,000
Less: unamortized debt discount	—	(15,116)
Less: unamortized transaction costs	(303)	(1,224)
Net carrying value of current and noncurrent liability component	$36,796	$98,660

Proceeds allocated to the conversion option (debt discount)		$134,667
Less: extinguishment or conversion		(31,933)
Less: transaction costs		(3,336)
Net carrying value of mezzanine and permanent equity component		$99,398

Excess of if-converted value over principal	$28,159	$259,578

2024 Notes (effective interest rate of 3.8%):
Principal	$690,000	$690,000
Less: unamortized debt discount	—	(63,619)
Less: unamortized transaction costs	(8,309)	(11,353)
Net carrying value of noncurrent liability component	$681,691	$615,028

Proceeds allocated to the conversion option (debt discount)		$64,453
Less: transaction costs		(1,185)
Net carrying value of permanent equity component		$63,268

Excess of if-converted value over principal	$—	$—

Interest expense recognized related to the Notes was as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Contractual interest expense	$168	$2,773	$2,865
Amortization of debt discount	—	25,828	24,411
Amortization of transaction costs	4,544	2,173	1,978
Total	$4,712	$30,774	$29,254
Capped Calls

To minimize the potential economic dilution to our common stock upon conversion of the Notes, we entered into privately-negotiated capped call transactions ("Capped Calls") with certain counterparties.

DocuSign, Inc.| 2022 Form 10-K | 88

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
(1) Subject to adjustments for certain events, such as merger events and tender offers, and anti-dilution adjustments

Impact on Loss Per Share

Upon adoption of ASU 2020-06 on February 1, 2021, in periods when we have net income, the shares of our common stock subject to the Notes outstanding during the period are included in our diluted earnings per share under the if-converted method.

Prior to the adoption of ASU 2020-06, had we had net income, the shares of our common stock subject to the Notes outstanding during the period would have been included in our diluted earnings per share. In the fourth quarter of 2021, share settlement was presumed leading to the application of the if-converted method. In periods before that, cash settlement was presumed and shares subject to the Notes would have been included under the treasury stock method.

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

As of January 31, 2022 and January 31, 2021, the market price of our common stock exceeded the $110.00 per share cap price associated with the 2023 Notes but not the $525.30 cap price associated with the 2024 notes; therefore, the 2023 Notes would have caused economic dilution if converted as of January 31, 2022 and January 31, 2021.

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

The facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2022. As of January 31, 2022, there were no outstanding borrowings under the revolving credit facility. The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 9. Leases

We lease offices under noncancelable operating lease agreements that expire at various dates through the end of February 2032. As of January 31, 2022, we had no finance leases. Some of our operating leases contain escalation provisions for adjustments in the consumer price index.

Operating lease expense for the fiscal years ended January 31, 2022, 2021 and 2020 was $34.4 million, $34.0 million and $26.5 million.

DocuSign, Inc.| 2022 Form 10-K | 89

Future lease payments under noncancelable operating leases as of January 31, 2022, were as follows:

Fiscal Period:	Amount (in thousands)
2023	$43,502
2024	39,699
2025	30,497
2026	19,683
2027	17,491
Thereafter	33,228
Total undiscounted cash flows	$184,100
Less: imputed interest	(20,356)
Present value of lease liabilities	$163,744

The weighted average remaining lease terms as of January 31, 2022 and 2021 were 5.7 years and 6.6 years. The discount rates for operating leases as of January 31, 2022 and 2021 were both 4.3%.

Note 10. Commitments and Contingencies

As of January 31, 2022, we had unused letters of credit outstanding associated with our various operating leases totaling $7.3 million.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of January 31, 2022, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2023	$67,538
2024	52,983
2025	18,553
2026	9,397
2027	2,694
Thereafter	2,016
Total	$153,181

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of January 31, 2022 and 2021. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.
DocuSign, Inc.| 2022 Form 10-K | 90

Claims and Litigation

From time to time, we may be subject to legal proceedings, claims and litigation made against us in the ordinary course of business. All legal costs associated with litigation are expensed as incurred. We believe the final outcome of these matters, including the case described below, will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

DocuSign, Inc. Securities Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our current and former officers as defendants. The complaint purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. The suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and December 2, 2021. We are not yet required to respond to the complaint, but believe it is devoid of merit.

An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

Note 11. Stockholders' Equity

Common Stock Reserved for Future Issuance

We have reserved the following shares of common stock, on an as-if converted basis, for future issuance as follows:

	January 31,
(in thousands)	2022	2021
RSUs outstanding	7,993	10,962
Options issued and outstanding	3,105	4,798
Remaining shares available for future issuance under the Equity Incentive Plans	42,199	32,901
Remaining shares available for future issuance under the ESPP	7,993	6,329
Total shares of common stock reserved	61,290	54,990

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
DocuSign, Inc.| 2022 Form 10-K | 91

vesting at the end of one year and the remainder quarterly thereafter. Additionally, the Company grants performance-based and market-based RSUs to its executives on an annual basis.

Shares available for grant under the 2018 Plan for the year ended January 31, 2022 was as follows:

(in thousands)	Year Ended January 31, 2022
Available at beginning of fiscal year	32,901
Awards authorized	9,641
Shares granted	(3,391)
Shares cancelled/expired	1,289
Shares withheld for taxes	1,759
Available at end of fiscal year	42,199

The 2018 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2019, and ending on February 1, 2028, by 5% of the total number of shares of our capital stock outstanding on the immediately preceding January 31st (or such lesser number of shares as our board of directors or a committee of our board of directors may approve). The most recent automatic increase of 9.9 million shares occurred on February 1, 2022.

RSUs

The majority of RSUs granted after January 31, 2018 vest upon the satisfaction of a service-based vesting condition. From time to time, we may also grant RSUs that are subject to either a performance-based or market-based vesting condition. The performance-based conditions will be satisfied upon satisfaction of certain financial performance targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or relative total shareholder return are met. The weighted-average grant date fair value for RSUs granted during the years ended January 31, 2022, 2021 and 2020 was $226.20, $144.80 and $56.05 per share. The total grant date fair value of RSUs vested during the years ended January 31, 2022, 2021 and 2020 was $367.1 million, $282.3 million and $223.0 million.

RSU activity for the year ended January 31, 2022 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2021	10,586	$83.98
Granted	3,391	226.20
Vested	(4,845)	75.77
Canceled	(1,289)	108.48
Unvested at January 31, 2022	7,843	$146.52

As of January 31, 2022, our total unrecognized compensation cost related to RSUs was $875.8 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.2 years.

We have $55.7 million and $46.2 million of unvested RSUs that are subject to market-based vesting conditions as of January 31, 2022 and 2021. We calculated the fair value of the RSU with market conditions using lattice model simulation analysis based on the following assumptions:

	Year Ended January 31,
	2022	2021	2020
Risk-free interest rate	0.30%	0.22%	1.87%
Expected dividend yield	—%	—%	—%
Expected life (in years)	3.0	3.0	3.0
Expected volatility	46%	40%	35%
Weighted-average grant date fair value per share	$331.26	$206.54	$45.14
DocuSign, Inc.| 2022 Form 10-K | 92

Stock Options

There were no options granted during the years ended January 31, 2022, 2021 and 2020.

Option activity for the year ended January 31, 2022 was as follows:

(in thousands, except per share data and years)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2021	4,798	$15.55	5.03	$1,042,879
Issued as consideration for acquisition	—	—
Exercised	(1,693)	13.97
Canceled/expired	—	—
Outstanding at January 31, 2022, all vested and exercisable	3,105	$16.41	4.45	$339,286

As of January 31, 2022, there was no remaining unrecognized compensation cost related to stock option grants. The aggregate intrinsic value of options exercised during the years ended January 31, 2022, 2021 and 2020 was $391.2 million, $302.4 million and $325.7 million. The total grant date fair value of options vested during the years ended January 31, 2022, 2021 and 2020 was $0.3 million, $7.5 million and $10.5 million.

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

We calculated the fair value of the ESPP purchase right using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended January 31,
	2022	2021	2020
Risk-free interest rate	0.04% - 0.06%	0.11% - 0.17%	1.92%
Expected dividend yield	—%	—%	—%
Expected life of purchase right (in years)	0.5	0.5	0.5
Expected volatility	43% - 58%	47% - 58%	39% - 52%
Weighted-average grant date fair value per share	$205.71 - $265.12	$90.15 - $221.20	$14.88 - $18.56

The expected term for the ESPP purchase rights is based on the duration of the offering period. Estimated volatility for ESPP purchase rights is based on the historical volatility of our common stock price. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends. Compensation expense related to the ESPP was $18.6 million, $12.6 million and $8.9 million for the years ended January 31, 2022, 2021 and 2020.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of January 31, 2022, 8.0 million shares of common stock were reserved for issuance under the ESPP.

DocuSign, Inc.| 2022 Form 10-K | 93

Note 12. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Year Ended January 31,
(in thousands, except per share data)	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(69,976)	$(243,267)	$(208,359)
Denominator:
Weighted-average common shares outstanding	196,675	185,760	176,704
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.36)	$(1.31)	$(1.18)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	January 31,
(in thousands)	2022	2021	2020
RSUs	7,843	10,586	13,555
Stock options	3,105	4,798	6,882
ESPP	287	130	274
Convertible senior notes	2,161	3,250	788
Total antidilutive securities	13,396	18,764	21,499

Note 13. Employee Benefit Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In the fourth quarter of fiscal 2019, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s base salary and commissions paid during the period. During the year ended January 31, 2022, 2021 and 2020, we recognized expenses of $25.5 million, $18.9 million and $11.0 million related to matching contributions.

Note 14. Income Taxes

The domestic and foreign components of pre-tax loss were as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
U.S.	$(93,356)	$(240,175)	$(228,476)
International	26,442	10,683	24,920
Loss before income taxes	$(66,914)	$(229,492)	$(203,556)

DocuSign, Inc.| 2022 Form 10-K | 94

The components of our income tax provision (benefit) were as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Current
Federal	$(931)	$(35)	$—
State	(108)	269	239
Foreign	3,407	15,951	3,277
Total current	2,368	16,185	3,516

Deferred
Federal	213	(243)	—
State	184	5	(43)
Foreign	297	(2,172)	1,330
Total deferred	694	(2,410)	1,287
Provision for income taxes	$3,062	$13,775	$4,803

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	Year Ended January 31,
(in percentage)	2022	2021	2020
U.S statutory rate	21.0%	21.0%	21.0%
State taxes	2.1	2.7	3.5
Foreign tax rate differential	(3.4)	0.1	0.5
Increase (decrease) unrecognized tax benefit	1.0	(5.6)	—
Stock-based compensation	309.6	87.1	47.2
Change in valuation allowance	(386.4)	(118.4)	(80.3)
Research and development credits	58.2	9.1	8.2
Lapse of Statute of Limitations	1.4	—	—
Other deferred adjustment	(9.9)	(1.1)	—
Other	1.8	(0.9)	(2.4)
Effective tax rate	(4.6)%	(6.0)%	(2.3)%

DocuSign, Inc.| 2022 Form 10-K | 95

The significant components of net deferred tax balances were as follows:

	January 31,
(in thousands)	2022	2021
Deferred tax assets
Net operating loss carryforwards	$891,414	$682,872
Accruals and reserves	15,566	14,744
Stock-based compensation	35,319	30,377
Operating lease liability	29,644	36,148
Research and development credits	99,353	60,386
Other	27,405	14,398
Total deferred tax assets	1,098,701	838,925
Less: Valuation allowance	(999,191)	(723,767)
Deferred tax assets, net of valuation allowance	99,510	115,158
Deferred tax liabilities
Operating lease right-of-use asset	(21,038)	(27,654)
Deferred contract acquisition costs	(74,727)	(61,432)
Convertible debt	—	(18,854)
Acquired intangibles	(1,006)	(11,939)
Other	(9,721)	(893)
Total deferred tax liabilities	(106,492)	(120,772)
Net deferred tax liabilities	$(6,982)	$(5,614)

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
In the years ended January 31, 2022, 2021 and 2020, total stock-based compensation expense was $408.5 million, $286.9 million and $206.4 million. Recognized tax benefits on total stock-based compensation expense, which are reflected in the "Provision for income taxes" in the consolidated statements of operations and comprehensive loss, were $1.6 million, $2.2 million and $1.0 million in the years ended January 31, 2022, 2021 and 2020.

As of January 31, 2022, we had accumulated net operating loss carryforwards of $3.7 billion for federal and $1.8 billion for state. Of the federal net operating losses, $3.2 billion is carried forward indefinitely, but is limited to 80% of taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2024 and 2023, respectively. As of January 31, 2022, we also had total foreign net operating loss carryforwards of $43.0 million, which do not expire under local law.

As of January 31, 2022, we had accumulated U.S. research tax credits of $108.5 million for federal and $26.8 million for state. The U.S. federal research tax credits will begin to expire in 2033. The U.S. state research tax credits do not expire.

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

DocuSign, Inc.| 2022 Form 10-K | 96

A reconciliation of the beginning and ending balance of total unrecognized tax benefits was as follows:

	January 31,
(in thousands)	2022	2021
Unrecognized tax benefits balance at February 1	$33,779	$12,885
Gross increase for tax positions of prior years	5,287	2,012
Gross decrease for tax positions of prior years	(1,513)	—
Gross increase for tax positions of current year	9,176	18,882
Unrecognized tax benefits balance at January 31	$46,729	$33,779

As of January 31, 2022, the Company had $46.7 million of unrecognized tax benefits, of which $15.0 million could affect the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to a significant portion of the unrecognized tax benefit being recorded as a reduction in our gross deferred tax asset, offset by a reduction in our valuation allowance. A significant portion of the unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a reduction in our valuation allowance. We have net uncertain tax positions of $16.2 million, $16.7 million and $3.3 million included in other liabilities on our consolidated balance sheet as of January 31, 2022, 2021 and 2020.

We do not expect our gross unrecognized tax benefit to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. As of January 31, 2022, accrued interest and penalties was $1.3 million.

Our tax years from inception in 2003 through January 31, 2022, remain subject to examination by the U.S. and California, as well as various other jurisdictions. We are under examination by the Israeli Tax Authorities for the period January 1, 2016 through January 31, 2021. The Company believes that it has reserved adequate amounts for these jurisdictions.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. Due to our history of losses in the U.S., the net cumulative U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $275.4 million in the year ended January 31, 2022 and by $278.0 million in the year ended January 31, 2021.

The following table represents the rollforward of our valuation allowance:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Beginning balance	$723,767	$445,746	$282,141
Valuation allowance charged to income tax provision	256,017	269,135	163,605
Valuation allowance from acquisitions	—	9,354	—
Convertible senior notes settled	—	14,985	—
Convertible senior notes issued	—	(15,453)	—
Adoption of ASU 2020-06	19,407	—	—
Ending balance	$999,191	$723,767	$445,746

DocuSign, Inc.| 2022 Form 10-K | 97

Note 15.     Geographic Information

We operate in one operating segment and one reportable segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is our CODM.

Revenue by geography is based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
U.S.	$1,625,966	$1,166,004	$802,480
International	481,247	287,043	171,491
Total revenue	$2,107,213	$1,453,047	$973,971

No single country other than the U.S. had revenue greater than 10% of total revenue in the years ended January 31, 2022, 2021 and 2020.

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	January 31,
(in thousands)	2022	2021
U.S.	$218,048	$221,549
Ireland	55,061	66,670
All other countries	37,576	36,172
Total long-lived assets	$310,685	$324,391

Note 16. Subsequent Events

In March 2022, our Board of Directors authorized a stock repurchase program of up to $200 million of our outstanding common stock. The program has no minimum purchase commitment and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. The timing and the amount of any repurchased common stock will be determined by management based on its evaluation of market conditions and other factors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of January 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

DocuSign, Inc.| 2022 Form 10-K | 98

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of January 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2022, we completed the implementation of a human resources information and payroll system which directly supports our financial reporting. As a result of this implementation, there were certain changes to our internal controls over financial reporting related to the new system. There have been no other changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DocuSign, Inc.| 2022 Form 10-K | 99

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Annual Report on Form 10-K:

1.Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

DocuSign, Inc.| 2022 Form 10-K | 100

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

3.Exhibits

See the Exhibit Index immediately following "Item 16. Form 10-K Summary."

DocuSign, Inc.| 2022 Form 10-K | 101

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
2.1	Share Purchase Agreement dated as of February 26, 2020 by and among the Registrant, DocuSign International, Inc., Seal Software Group Limited and Fortis Advisors LLC as the Shareholders’ Representative.	8-K	001-38465	2.1	February 28, 2020
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 10, 2022
4.1	Form of Common Stock Certificate.	S-1/A	333-223990	4.1	April 17, 2018
4.2	Amended and Restated Investors' Rights Agreement dated April 30, 2015 by and among the Registrant and its stockholders.	S-1	333-223990	10.1	March 28, 2018
4.3	Indenture, dated September 18, 2018, between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-38465	4.1	September 18, 2018
4.4	Form of Global Note representing the Registrant’s 0.50% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38465	4.2	September 18, 2018
4.5	Credit Agreement, dated as of January 11, 2021, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and Silicon Valley Bank, and the lenders thereunder.	8-K	001-38465	99.1	January 11, 2021
4.6	Indenture, dated January 15, 2021, by and among the Registrant and U.S. National Bank Association, as Trustee.	8-K	001-38465	4.1	January 15, 2021
4.7	Form of Global Note representing the Registrant’s 0% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38465	4.1	January 15, 2021
4.8	Description of the Registrant's Securities.	10-K	001-38465	4.8	March 31, 2021
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-38465	10.1	September 18, 2018
10.2	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	8-K	001-38465	10.1	December 3, 2020
10.3#	Amended and Restated 2011 Equity Incentive Plan, as amended.	S-1	333-223990	10.2	March 28, 2018
10.4#	Form of Option Agreement and Exercise Notice under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.3	March 28, 2018
10.5#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.4	March 28, 2018
10.6#	2018 Equity Incentive Plan.	S-1	333-223990	10.5	March 28, 2018
10.7#	Form of Option Agreement and Exercise Notice under 2018 Equity Incentive Plan.	S-1	333-223990	10.6	March 28, 2018
10.8#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2018 Equity Incentive Plan.	S-1	333-223990	10.7	March 28, 2018
DocuSign, Inc.| 2022 Form 10-K | 102

10.9#	2018 Employee Stock Purchase Plan.	S-1	333-223990	10.8	March 28, 2018
10.10#	Form of Performance Stock Unit Grant Notice under 2018 Equity Incentive Plan.	10-Q	001-38465	10.1	September 6, 2019
10.11	Office Lease 221 Main Street and related amendments.	S-1	333-223990	10.12	March 28, 2018
10.12#	Non-Employee Director Compensation Policy, amended and restated as of May 28, 2021.	10-Q	001-38465	10.1	June 4, 2021
10.13#	Amended and Restated Offer Letter, dated as of March 27, 2018, by and between the Registrant and Daniel D. Springer.	S-1	333-223990	10.10	March 28, 2018
10.14#	Amendment to Offer Letter, dated as of March 10, 2020, by and between the Registrant and Daniel D. Springer.	8-K	001-38465	99.2	March 12, 2020
10.15#	Offer Letter, dated as of June 6, 2019, by and between the Registrant and Loren Alhadeff.	10-K	001-38465	10.15	March 27, 2020
10.16#	Offer Letter, dated as of March 31, 2017, by and between the Registrant and Scott V. Olrich.	S-1/A	333-223990	10.10.2	April 3, 2018
10.17#	Offer Letter, dated as of May 10, 2019, by and between the Registrant and Tram Phi.	10-K	001-38465	10.17	March 27, 2020
10.18#	Confidential Separation Agreement and General Release of Claims, dated as of November 29, 2021.	10-Q	001-38465	10.1	December 6, 2021
10.19#	Offer Letter, dated as of October 5, 2017, by and between the Registrant and Kirsten O. Wolberg.	S-1/A	333-223990	10.10.5	April 3, 2018
10.20#	Amended and Restated Retention Agreement, dated as of March 27, 2018, by and between the Registrant and Scott V. Olrich.	S-1	333-223990	10.19	March 28, 2018
10.21#	Amended and Restated Retention Agreement, dated as of March 27, 2018, by and between the Registrant and Kirsten O. Wolberg.	S-1	333-223990	10.20	March 28, 2018
10.22#	Offer Letter, dated as of August 28, 2020, by and between the Registrant and Cynthia Gaylor.	10-Q	001-38465	10.2	December 4, 2020
10.23	Form of Capped Call Transaction Confirmation entered into January 2021.	8-K	001-38465	99.1	January 15, 2021
10.24	Form of Exchange Agreement.	8-K	001-38465	99.2	January 15, 2021
10.25#	Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 31, 2021, by and between the Company and Loren Alhadeff.	10-K	001-38465	10.25	March 31, 2021
10.26#	Executive Severance and Change in Control Agreement, dated as of March 11, 2021, by and between the Company and Joan Burke.	8-K	001-38465	99.3	March 11, 2021
10.27#	Executive Severance and Change in Control Agreement, dated as of March 12, 2021, by and between the Company and Tom Casey.	10-K	001-38465	10.27	March 31, 2021
10.28#	Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 31, 2021, by and between the Company and Cynthia Gaylor.	10-K	001-38465	10.28	March 31, 2021
10.29#	Executive Severance and Change in Control Agreement, dated as of March 12, 2021, by and between the Company and Scott Olrich.	10-K	001-38465	10.29	March 31, 2021
10.30#	Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 11, 2021, by and between the Company and Trâm Phi.	8-K	001-38465	99.7	March 11, 2021
10.31#	Executive Severance and Change in Control Agreement, dated as of March 11, 2021, by and between the Company and Dan Springer.	10-K	001-38465	10.31	March 31, 2021
DocuSign, Inc.| 2022 Form 10-K | 103

10.32#	Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 13, 2021, by and between the Company and Lambert Walsh.	10-K	001-38465	10.32	March 31, 2021
21.1	Subsidiaries of the Registrant.			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			Filed herewith
24.1	Power of Attorney (reference is made to the signature page hereto).			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	XBRL Instance Document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)			Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan, contract or agreement.

DocuSign, Inc.| 2022 Form 10-K | 104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2022

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

DocuSign, Inc.| 2022 Form 10-K | 105

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel D. Springer	Chief Executive Officer and Director	March 25, 2022
Daniel D. Springer	(Principal Executive Officer)

/s/ Cynthia Gaylor	Chief Financial Officer	March 25, 2022
Cynthia Gaylor	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mary Agnes Wilderotter	Chair, Director	March 25, 2022
Mary Agnes Wilderotter

/s/ James Beer	Director	March 25, 2022
James Beer

/s/ Teresa Briggs	Director	March 25, 2022
Teresa Briggs

/s/ Cain A. Hayes	Director	March 25, 2022
Cain A. Hayes

/s/ Blake J. Irving	Director	March 25, 2022
Blake J. Irving

/s/ Enrique T. Salem	Director	March 25, 2022
Enrique T. Salem

/s/ Peter Solvik	Director	March 25, 2022
Peter Solvik

/s/ Inhi Cho Suh	Director	March 25, 2022
Inhi Cho Suh

DocuSign, Inc.| 2022 Form 10-K | 106