Form 10-Q
period 2022-04-30
DOCUSIGN, INC.
filed 2022-06-09
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 199,944,000 shares of common stock, par value $0.0001, outstanding at May 31, 2022.

DOCUSIGN, INC.

DocuSign, Inc. | 2023 Form 10Q | 2

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management's beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, objectives for future operations, and the continuing impact of the coronavirus pandemic (the “COVID-19 pandemic”) and its effects on our financial conditions and results of operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These risks and uncertainties include, among other things, risks related to our expectations regarding the continuing impact of the COVID-19 pandemic, including the easing of related regulations and measures as the pandemic and its related effects begin to abate or have abated, on our business, results of operations, financial condition, and future profitability and growth; our expectations regarding the impact of the evolving COVID-19 pandemic on the businesses of our customers, partners and suppliers, and the economy, as well as the macro- and micro-effects of the pandemic, including the pace of the digital transformation of business and differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change; global macro-economic conditions, including the effects of inflation, rising interest rates and market volatility on the global economy; our ability to estimate the size of our total addressable market, and the development of the market for our products, which is new and evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers and maintain and expand our existing customer base; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to identify targets for and execute potential acquisitions; our ability to successfully integrate the operations of businesses we may acquire, and to realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel; our ability to estimate the size and potential growth of our target market; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions; and our ability to maintain proper and effective internal controls.

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
DocuSign, Inc. | 2023 Form 10Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	April 30, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$638,190	$509,059
Investments—current	329,425	293,763
Accounts receivable, net of allowance for doubtful accounts of $5,076 and $5,807 as of April 30, 2022 and January 31, 2022	300,872	440,950
Contract assets—current	13,368	12,588
Prepaid expenses and other current assets	80,669	63,236
Total current assets	1,362,524	1,319,596
Investments—noncurrent	94,751	94,938
Property and equipment, net	183,704	184,664
Operating lease right-of-use assets	116,589	126,021
Goodwill	354,056	355,058
Intangible assets, net	87,277	98,816
Deferred contract acquisition costs—noncurrent	313,760	311,835
Other assets—noncurrent	61,470	50,337
Total assets	$2,574,131	$2,541,265
Liabilities and Equity
Current liabilities
Accounts payable	$26,213	$52,804
Accrued expenses and other current liabilities	92,936	91,377
Accrued compensation	137,724	160,163
Convertible senior notes—current	16	—
Contract liabilities—current	1,049,534	1,029,891
Operating lease liabilities—current	37,293	37,404
Total current liabilities	1,343,716	1,371,639
Convertible senior notes, net—noncurrent	719,616	718,487
Contract liabilities—noncurrent	15,794	16,725
Operating lease liabilities—noncurrent	114,976	126,340
Deferred tax liability—noncurrent	9,079	9,316
Other liabilities—noncurrent	22,001	23,255
Total liabilities	2,225,182	2,265,762
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of April 30, 2022 and January 31, 2022	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 199,920 shares outstanding as of April 30, 2022; 500,000 shares authorized, 198,834 shares outstanding as of January 31, 2022	20	20
Treasury stock, at cost: 8 and 7 shares as of April 30, 2022 and January 31, 2022	(1,648)	(1,532)
Additional paid-in capital	1,835,187	1,720,013
Accumulated other comprehensive loss	(19,048)	(4,809)
Accumulated deficit	(1,465,562)	(1,438,189)
Total stockholders’ equity	348,949	275,503
Total liabilities and stockholders' equity	$2,574,131	$2,541,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2023 Form 10Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2022	2021
Revenue:
Subscription	$569,251	$451,935
Professional services and other	19,441	17,143
Total revenue	588,692	469,078
Cost of revenue:
Subscription	105,159	78,071
Professional services and other	27,257	27,171
Total cost of revenue	132,416	105,242
Gross profit	456,276	363,836
Operating expenses:
Sales and marketing	300,697	239,119
Research and development	112,227	85,416
General and administrative	62,578	50,038
Total operating expenses	475,502	374,573
Loss from operations	(19,226)	(10,737)
Interest expense	(1,649)	(1,672)
Interest income and other income (expense), net	(4,650)	6,037
Loss before provision for income taxes	(25,525)	(6,372)
Provision for income taxes	1,848	1,982
Net loss	$(27,373)	$(8,354)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.04)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	199,666	194,342

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	$(11,825)	$636
Unrealized losses on investments, net of tax	(2,414)	(242)
Other comprehensive income (loss)	(14,239)	394
Comprehensive loss	$(41,612)	$(7,960)

Stock-based compensation expense included in costs and expenses
Cost of revenue—subscription	$10,613	$6,018
Cost of revenue—professional services and other	5,082	5,535
Sales and marketing	47,431	38,135
Research and development	32,205	20,462
General and administrative	15,392	10,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2022	198,834	$20	$1,720,013	$(1,532)	$(4,809)	$(1,438,189)	$275,503
Exercise of stock options	179	—	1,938	—	—	—	1,938
Settlement of restricted stock units and employee stock purchase plan	642	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(25,403)	(116)	—	—	(25,519)
Employee stock purchase plan	265	—	24,151	—	—	—	24,151
Employee stock-based compensation	—	—	114,488	—	—	—	114,488
Net loss	—	—	—	—	—	(27,373)	(27,373)
Other comprehensive loss, net	—	—	—	—	(14,239)	—	(14,239)
Balances at April 30, 2022	199,920	$20	$1,835,187	$(1,648)	$(19,048)	$(1,465,562)	$348,949

Balances at January 31, 2021	192,807	$19	$1,702,254	$(1,048)	$4,964	$(1,380,452)	$325,737
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(86,144)	—	—	12,239	(73,905)
Settlement of convertible senior notes due in 2023	352	—	(446)	—	—	—	(446)
Exercise of stock options	488	—	6,616	—	—	—	6,616
Settlement of restricted stock units	955	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(113,412)	(171)	—	—	(113,583)
Employee stock purchase plans	132	—	23,167	—	—	—	23,167
Employee stock-based compensation	—	—	83,611	—	—	—	83,611
Net loss	—	—	—	—	—	(8,354)	(8,354)
Other comprehensive income, net	—	—	—	—	394	—	394
Balances at April 30, 2021	194,734	$19	$1,615,646	$(1,219)	$5,358	$(1,376,567)	$243,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2022 Form 10Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(27,373)	$(8,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,301	20,037
Amortization of deferred contract acquisition and fulfillment costs	43,990	30,933
Amortization of debt discount and transaction costs	1,284	1,319
Non-cash operating lease costs	6,442	6,943
Stock-based compensation expense	110,723	81,637
Deferred income taxes	72	264
Other	4,907	(6,359)
Changes in operating assets and liabilities:
Accounts receivable	140,078	73,205
Contract assets	(808)	1,607
Prepaid expenses and other current assets	(16,351)	(15,670)
Deferred contract acquisition and fulfillment costs	(50,512)	(46,154)
Other assets	(6,651)	(3,167)
Accounts payable	(23,197)	(21,593)
Accrued expenses and other liabilities	5,148	11,080
Accrued compensation	(23,220)	(34,048)
Contract liabilities	18,712	51,648
Operating lease liabilities	(8,259)	(7,731)
Net cash provided by operating activities	196,286	135,597
Cash flows from investing activities:
Purchases of marketable securities	(129,735)	(96,925)
Sales of marketable securities	—	2,002
Maturities of marketable securities	91,055	37,513
Purchases of strategic and other investments	(2,125)	(500)
Purchases of property and equipment	(21,709)	(12,596)
Net cash used in investing activities	(62,514)	(70,506)
Cash flows from financing activities:
Repayments of convertible senior notes	—	(36,684)
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(24,739)	(106,053)
Proceeds from exercise of stock options	1,938	6,616
Proceeds from employee stock purchase plan	24,151	23,167
Net cash (used in) provided by financing activities	1,350	(112,954)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(5,180)	779
Net increase (decrease) in cash, cash equivalents and restricted cash	129,942	(47,084)
Cash, cash equivalents and restricted cash at beginning of period (1)	509,679	566,336
Cash, cash equivalents and restricted cash at end of period (1)	$639,621	$519,252
(1) $1.4 million and $0.6 million of restricted cash was included in both Prepaid expenses and other current assets and Other assets—noncurrent at April 30, 2022 and January 31, 2022. $0.3 million of restricted cash was included in Other assets—noncurrent at April 30, 2021 and January 31, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended April 30,
(in thousands)	2022	2021
Supplemental disclosure:
Cash paid for interest	$93	$212
Cash paid for operating lease liabilities	10,423	9,888
Cash paid for income taxes	1,760	2,507
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$5,358	$1,275
Fair value of shares issued as part of the repayments of convertible senior notes	—	74,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 8

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

DocuSign, Inc. | 2022 Form 10Q | 9

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

Basis of Presentation and Principles of Consolidation

Our condensed consolidated financial statements include those of DocuSign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our fiscal 2022 Annual Report on Form 10-K.

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023.

Our fiscal year ends on January 31. References to fiscal 2023, for example, are to the fiscal year ending January 31, 2023.

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
•the fair value of convertible notes;
•the useful life and recoverability of long-lived assets;
•the discount rate used for operating leases; and
•the recognition, measurement and valuation of deferred income taxes.

Since the emergence of the COVID-19 pandemic in March 2020, we have undertaken measures to protect our employees, partners and customers, including providing the majority of our employees the option to work remotely until at least February 1, 2023. However, there can be no assurance that these measures will be effective, that we will be able to adopt new measures as needed or that we will be able to discontinue these measures without adversely affecting our business operations. In addition, the COVID-19 pandemic and related recent developments (including the emergence of new coronavirus variants, the actions undertaken to contain the virus or mitigate its impacts, including actions mandated by governments and health authorities and changing public health directives or restrictions, vaccine efficacy against COVID-19 variants, current or future travel restrictions and how quickly and to what extent normal global economic and operating conditions can or will resume) have created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our products and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or revise the carrying
DocuSign, Inc. | 2022 Form 10Q | 10

value of our assets or liabilities, except for certain subleases that resulted in an impairment of $5.1 million on operating lease right-of-use assets recorded during the year ended January 31, 2022. These estimates may change as new events occur and additional information is obtained, which could be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our fiscal 2022 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% and 96% of our revenue for the three months ended April 30, 2022 and 2021.

Performance Obligations

As of April 30, 2022, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.6 billion. We expect to recognize 55% of the transaction price allocated to remaining performance obligations within the 12 months following April 30, 2022 in our condensed consolidated statement of operations and comprehensive loss.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been fully invoiced to our customers where there remains a performance obligation, typically for our multi-year arrangements. Total contract assets were $13.4 million and $12.6 million as of April 30, 2022 and January 31, 2022. The change in contract assets reflects the difference in timing between the satisfaction of our remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the three months ended April 30, 2022 and 2021, we recognized revenue of $450.7 million and $357.8 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

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

Geographic Information

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended April 30,
(in thousands)	2022	2021
U.S.	$444,453	$368,423
International	144,239	100,655
Total revenue	$588,692	$469,078

DocuSign, Inc. | 2022 Form 10Q | 11

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	April 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$178	$—	$—	$178
Level 2:
Cash equivalents(1)
Commercial paper	66,452	—	(13)	66,439
U.S. governmental securities	10,000	—	—	10,000
Available-for-sale securities
Commercial paper	118,361	—	(513)	117,848
Corporate notes and bonds	272,963	2	(3,147)	269,818
U.S. governmental securities	36,799	—	(289)	36,510
Level 2 total	504,575	2	(3,962)	500,615
Total	$504,753	$2	$(3,962)	$500,793

	January 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$110,716	$—	$—	$110,716
Level 2:
Cash equivalents(1)
Commercial paper	3,499	—	—	3,499
Available-for-sale securities
Commercial paper	126,371	1	(175)	126,197
Corporate notes and bonds	243,840	—	(1,296)	242,544
U.S. governmental securities	20,036	—	(76)	19,960
Level 2 total	393,746	1	(1,547)	392,200
Total	$504,462	$1	$(1,547)	$502,916

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of April 30, 2022 and January 31, 2022, in addition to cash of $561.6 million and $394.9 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs. The fair value of our Level 3 investments is determined based on an income approach using unobservable inputs.

The fair value of our available-for-sale securities as of April 30, 2022, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$329,425
Due in one to two years	94,751
$424,176

DocuSign, Inc. | 2023 Form 10Q | 12

As of April 30, 2022 and January 31, 2022, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of April 30, 2022 and January 31, 2022.

Strategic Investments

During the three months ended April 30, 2022, investments in equity securities without readily determinable fair values increased by $0.3 million due to adjustments related to observable price changes that occurred during the quarter. Such investments are recorded in “Other assets—noncurrent” on our condensed consolidated balance sheets.

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

(in thousands)	April 30, 2022	January 31, 2022
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$37,099	$37,099
Fair value amount	42,664	65,440

0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	644,460	656,363

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	April 30, 2022	January 31, 2022
Computer and network equipment	$132,220	$127,799
Software, including capitalized software development costs	84,483	82,537
Furniture and office equipment	20,905	20,939
Leasehold improvements	79,370	79,811
	316,978	311,086
Less: Accumulated depreciation	(180,800)	(170,261)
	136,178	140,825
Work in progress	47,526	43,839
Total	$183,704	$184,664

Depreciation and amortization expense associated with property and equipment was $15.7 million and $13.5 million for the three months ended April 30, 2022 and 2021. This included amortization expense related to capitalized internally-developed software costs of $4.3 million and $1.7 million for the three months ended April 30, 2022 and 2021.

For the three months ended April 30, 2022 and 2021, we capitalized $10.5 million and $7.8 million of internally developed software, including $2.8 million and $2.0 million of capitalized stock-based compensation in the three months ended April 30, 2022 and 2021.

DocuSign, Inc. | 2023 Form 10Q | 13

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Three Months Ended April 30,
(in thousands)	2022	2021
Deferred Contract Acquisition Costs:
Beginning balance	$315,158	$262,519
Additions to deferred contract acquisition costs	38,286	39,700
Amortization of deferred contract acquisition costs	(32,227)	(25,842)
Cumulative translation adjustment	(2,903)	240
Ending balance	$318,314	$276,617

Deferred Contract Fulfillment Costs:
Beginning balance	$19,088	$12,506
Additions to deferred contract fulfillment costs	12,226	6,454
Amortization of deferred contract fulfillment costs	(11,763)	(5,091)
Cumulative translation adjustment	(627)	—
Ending balance	$18,924	$13,869

Note 6. Debt

Convertible Senior Notes

In September 2018 we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023 (“2023 Notes”). The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs. Based upon the reported sales price of our common stock, the 2023 Notes became convertible on August 1, 2020 and continued to be convertible through April 30, 2022.

In January 2021 we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024 (“2024 Notes,” and together with the 2023 Notes, the “Notes”). The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs. As of April 30, 2022, the conversion conditions for the 2024 Notes described in our 2022 Annual Report on Form 10-K were not met.

Conversions of the 2023 Notes

As of April 30, 2022, we received conversion notices on our 2023 Notes for an immaterial amount. No settlements occurred during the three months ended April 30, 2022. Additionally, from May 1, 2022 to June 8, 2022, we had not received any conversion notices on our 2023 Notes.

DocuSign, Inc. | 2023 Form 10Q | 14

The net carrying amounts of the Notes were as follows:

(in thousands)	April 30, 2022	January 31, 2022
2023 Notes:
Principal	$37,099	$37,099
Less: unamortized transaction costs	(255)	(303)
Net carrying value of current and noncurrent liability component	$36,844	$36,796

2024 Notes:
Principal	$690,000	$690,000
Less: unamortized transaction costs	(7,253)	(8,309)
Net carrying value of noncurrent liability component	$682,747	$681,691

The effective interest rate on the 2023 Notes was 1.0%. The effective interest rate on the 2024 notes was 0.6%. Interest expense recognized related to the Notes was as follows:

	Three Months Ended April 30,
(in thousands)	2022	2021
Contractual interest expense	$46	$36
Amortization of transaction costs	1,101	1,181
Total	$1,147	$1,217

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

Upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap prices listed above in the Capped Calls section, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. As of April 30, 2022, the market price of our common stock did not exceed the $110.00 per share cap price associated with the 2023 Notes nor the $525.30 cap price associated with the 2024 Notes; therefore, the 2023 Notes would not have caused economic dilution if converted.

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
DocuSign, Inc. | 2023 Form 10Q | 15

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2022. As of April 30, 2022, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 7. Commitments and Contingencies

As of April 30, 2022, we had outstanding unused letters of credit associated with our various operating leases totaling $7.3 million.

We have entered into certain noncancellable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of April 30, 2022, the future noncancellable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2023, remainder	$50,468
2024	57,517
2025	21,903
2026	9,397
2027	2,694
Thereafter	2,015
Total	$143,994

In May 2022, the Company entered into an agreement with a public cloud computing service provider for a five-year commitment of $175.0 million.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of April 30, 2022, and January 31, 2022. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

DocuSign, Inc. Securities Litigation and Related Derivative Litigation

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
DocuSign, Inc. | 2023 Form 10Q | 16

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

Three putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Potteti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; and on May 20, 2022, also in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former officers, as defendants. While the complaints vary, they are based largely on the same allegations as the securities class action suit described above, including allegations relating to our disclosures between June 4, 2020 and December 2, 2021 as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The Complaints seek to recover unspecified damages and other relief on the Company’s behalf. We are not yet required to respond to any of these derivative suits.

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”), the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and the Amended and Restated 2003 Stock Plan (the “2003 Plan”).

As of April 30, 2022, 50.7 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the three months ended April 30, 2022 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2022	7,843	$146.52
Granted	2,459	97.19
Vested	(978)	97.59
Canceled	(639)	139.40
Unvested at April 30, 2022	8,685	$138.68

As of April 30, 2022, our total unrecognized compensation cost related to RSUs was $911.6 million. We expect to recognize this expense over the remaining weighted-average period of approximately 2.3 years.

We have $49.4 million and $55.7 million of unvested RSUs that are subject to market-based vesting conditions as of April 30, 2022 and January 31, 2022.

DocuSign, Inc. | 2023 Form 10Q | 17

Stock Options

Option activity for the three months ended April 30, 2022 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2022, all vested and exercisable	3,105	$16.41	4.45	$339,286
Exercised	(179)	10.94
Outstanding at April 30, 2022, all vested and exercisable	2,926	$16.74	4.30	$187,884

As of April 30, 2022, there was no remaining unrecognized compensation cost related to stock option grants.

2018 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of April 30, 2022, 9.7 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $5.0 million and $4.3 million for the three months ended April 30, 2022 and 2021.

Note 9. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended April 30,
(in thousands, except per share data)	2022	2021
Numerator:
Net loss attributable to common stockholders	$(27,373)	$(8,354)
Denominator:
Weighted-average common shares outstanding	199,666	194,342
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.04)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	April 30,
(in thousands)	2022	2021
RSUs	8,685	9,194
Stock options	2,926	4,310
ESPP	437	158
Convertible senior notes	2,161	2,737
Total antidilutive securities	14,209	16,399

Note 10. Income Taxes

Our tax provision from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. There were no material discrete items in the quarter.

DocuSign, Inc. | 2023 Form 10Q | 18

Our income tax provision was $1.8 million and $2.0 million for the three months ended April 30, 2022 and 2021.

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

As of April 30, 2022, our gross unrecognized tax benefits totaled $48.1 million, excluding related accrued interest and penalties, of which $14.1 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through April 30, 2022 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Israel Tax Authority for the period January 1, 2016 through January 31, 2021. We are not under examination in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2022 Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our 2022 Annual Report on Form 10-K. Our fiscal year ends January 31.

Executive Overview of First Quarter Results

Overview

DocuSign offers the world’s leading electronic signature product, enabling an agreement to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. This is the foundation of the DocuSign Agreement Cloud, which allows organizations to do business efficiently and effectively, while providing better experiences for customers and employees.

We offer the world’s #1 e-signature product as the core part of our broader software platform that automates and connects the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across DocuSign eSignature and addresses the broader agreement process. As a result, over 1.2 million customers and more than a billion users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. The DocuSign Agreement Cloud integrates with popular business apps, and our functionality can also be embedded using our application programming interfaces (“APIs”). Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

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

DocuSign, Inc. | 2023 Form 10Q | 19

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% and 96% of our revenue in the three months ended April 30, 2022 and 2021. Our subscription fees include the use of our software platform and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

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

We focused initially on selling our e-signature solutions to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annual contract value (measured in billings) has increased from 673 customers as of April 30, 2021 to 886 customers as of April 30, 2022. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

DocuSign, Inc. | 2023 Form 10Q | 20

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

Financial Results for the Three Months Ended April 30, 2022 and 2021

	Three Months Ended April 30,
(in thousands)	2022	2021
Total revenue	$588,692	$469,078
Total costs and expenses	607,918	479,815
Total stock-based compensation expense	110,723	81,136
Loss from operations	(19,226)	(10,737)
Net loss	(27,373)	(8,354)
Net cash provided by operating activities	196,286	135,597
Purchases of property and equipment	(21,709)	(12,596)

Cash, cash equivalents, restricted cash and investments were $1.1 billion as of April 30, 2022.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of April 30, 2022, we had a total of over 1.2 million customers, including almost 182,000 enterprise and commercial customers, compared to over 980,000 customers and over 135,000 enterprise and commercial customers as of April 30, 2021. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution or a distinct business unit of a large company that has an active contract to access our software platform. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define VSBs as companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

DocuSign, Inc. | 2023 Form 10Q | 21

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

Increasing International Revenue

Our international revenue represented 25% and 21% of our total revenue in the three months ended April 30, 2022 and 2021.

We started our international selling efforts in English-speaking common law countries, such as Canada, the UK and Australia, where we were able to leverage our core technologies due to similar approaches to e-signature in these jurisdictions and the U.S. We have since made significant investments to be able to offer our products in select civil law countries. For example, in Europe, we offer Standards-Based Signature (“SBS”) technology tailored for the EU’s electronic Identification, Authentication and Trust Services (“eIDAS”) regulations. SBS supports signatures that involve digital certificates, including those specified in the EU’s eIDAS regulations for advanced and qualified electronic signatures. In addition, to follow longstanding tradition in Japan, we enable signers to upload and apply their personal eHanko stamp to represent their signatures on an agreement.

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

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to continue to support further growth. This includes expanding our sales headcount and increasing our marketing initiatives. We also plan to continue to invest in expanding the functionality of our software platform and underlying infrastructure and technology to meet the needs of our customers across industries. Our acquisitions intend to bring additional functionality to our DocuSign Agreement Cloud offerings, as well as the continuous development of new features internally, are examples of our commitment to investing for ongoing growth.

Components of Results of Operations

Revenue

We derive revenue primarily from the sale of subscriptions and, to a lesser extent, professional services.

Subscription Revenue
Subscription revenue consists of fees for the use of our software platform and our technical infrastructure and access to customer support, which includes phone or email support. We typically invoice customers in advance on an annual basis. We recognize subscription revenue ratably over the term of the contract subscription period beginning on the date access to our software platform is provided.

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

DocuSign, Inc. | 2023 Form 10Q | 22

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

Interest Expense

Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our Notes.

DocuSign, Inc. | 2023 Form 10Q | 23

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

DocuSign, Inc. | 2023 Form 10Q | 24

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended April 30,
(in thousands, except percentages)	2022	As % of revenue	2021	As % of revenue
Revenue:
Subscription	$569,251	97%	$451,935	96%
Professional services and other	19,441	3	17,143	4
Total revenue	588,692	100	469,078	100
Cost of revenue:
Subscription	105,159	18	78,071	17
Professional services and other	27,257	4	27,171	5
Total cost of revenue	132,416	22	105,242	22
Gross profit	456,276	78	363,836	78
Operating expenses:
Sales and marketing	300,697	51	239,119	51
Research and development	112,227	19	85,416	18
General and administrative	62,578	11	50,038	11
Total operating expenses	475,502	81	374,573	80
Loss from operations	(19,226)	(3)	(10,737)	(2)
Interest expense	(1,649)	—	(1,672)	—
Interest income and other income (expense), net	(4,650)	(1)	6,037	1
Loss before provision for income taxes	(25,525)	(4)	(6,372)	(1)
Provision for income taxes	1,848	1	1,982	1
Net loss	$(27,373)	(5)%	$(8,354)	(2)%

The following discussion and analysis is for the three months ended April 30, 2022, compared to the same period in 2021, unless otherwise stated.

Revenue

	Three Months Ended April 30,		2022 versus 2021
(in thousands, except for percentages)	2022	2021
Revenue:
Subscription	$569,251	$451,935	26%
Professional services and other	19,441	17,143	13%
Total revenue	$588,692	$469,078	25%

Subscription revenue increased $117.3 million, or 26%, in the three months ended April 30, 2022. The increase was primarily due to the expansion of existing customers and the addition of new customers. This growth was mainly driven by an increase in sales to our mid-market and enterprise customers through our direct and indirect sales channels. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

We expect subscription revenue to continue to increase as existing customers increase their usage across their organizations while we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings.

DocuSign, Inc. | 2023 Form 10Q | 25

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		2022 versus 2021
(in thousands, except for percentages)	2022	2021
Cost of revenue:
Subscription	$105,159	$78,071	35%
Professional services and other	27,257	27,171	—%
Total cost of revenue	$132,416	$105,242	26%
Gross margin:
Subscription	82%	83%	(1)	pts
Professional services and other	(40)%	(58)%	18	pts
Total gross margin	78%	78%	—	pts

Cost of subscription revenue increased $27.1 million, or 35%, in the three months ended April 30, 2022, primarily driven by higher costs to support our growing customer base. Significant increases consisted of:
▪$9.5 million in personnel costs and $4.6 million in stock-based compensation expense driven by higher headcount and annual salary increases; and
▪$7.0 million in operating costs to support our platform and the growth in our revenue, including increases in hosting costs, authentication and processing fees and subscription reseller fees.

Sales and Marketing

	Three Months Ended April 30,		2022 versus 2021
(in thousands, except for percentages)	2022	2021
Sales and marketing	$300,697	$239,119	26%
Percentage of revenue	51%	51%

Sales and marketing expenses increased $61.6 million, or 26%, in the three months ended April 30, 2022 primarily driven by investments in workforce and technology support to accommodate demand for our products and increased interest in digital transformation of agreements. Significant increases consisted of:
▪$35.5 million in personnel costs and $9.3 million in stock-based compensation expense due to higher headcount, annual salary increases, higher commissions in line with higher sales and higher payroll taxes; and
▪$8.9 million in marketing and advertising expense due to higher spend on online advertising platforms to help capture the continued market interest in our product offering.

Research and Development

	Three Months Ended April 30,		2022 versus 2021
(in thousands, except for percentages)	2022	2021
Research and development	$112,227	$85,416	31%
Percentage of revenue	19%	18%

Research and development expenses increased $26.8 million, or 31%, in the three months ended April 30, 2022, primarily due to investments in workforce and technology support to accommodate growth. Personnel costs and stock-based compensation expense increased $11.2 million and $11.7 million in the three months ended April 30, 2022, due to higher headcount and annual salary increases.

General and Administrative

	Three Months Ended April 30,		2022 versus 2021
(in thousands, except for percentages)	2022	2021
General and administrative	$62,578	$50,038	25%
Percentage of revenue	11%	11%

DocuSign, Inc. | 2023 Form 10Q | 26

General and administrative expenses increased $12.5 million, or 25%, in the three months ended April 30, 2022, primarily due to investments in workforce and technology support to accommodate growth. Personnel costs and stock-based compensation expense increased $3.0 million and $4.4 million in the three months ended April 30, 2022, due to higher headcount and the impact of annual salary increases.

Other Income and Expense

	Three Months Ended April 30,		2022 versus 2021
(in thousands, except for percentages)	2022	2021
Interest expense	$1,649	$1,672	(1)%
Percentage of revenue	—%	—%

Interest income and other income (expense), net	$(4,650)	$6,037	(177)%
Percentage of revenue	(1)%	1%

Interest income and other income (expense), net, for the three months ended April 30, 2021 included $5.1 million in adjustments to fair value of certain strategic investments resulting from observable price changes that occurred during the quarter. Additionally, foreign currency exchange losses increased $5.4 million due to rate fluctuations, primarily the weakening of the euro and the British pound compared to the U.S. dollar, in the three months ended April 30, 2022.
DocuSign, Inc. | 2023 Form 10Q | 27

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of April 30, 2022, we had $967.6 million in cash and cash equivalents and short-term investments. We also had $94.8 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financing.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, of which $537.9 million has been settled as of April 30, 2022. In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024.

In January 2021, we entered into a $500.0 million credit facility, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available for five years until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of April 30, 2022.

Further details of these transactions are described in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We were in compliance with all debt covenants at April 30, 2022.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations in the recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.5 billion as of April 30, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized and in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable decreased by $140.1 million in the three months ended April 30, 2022, compared to a decrease of $73.2 million in the three months ended April 30, 2021, which resulted in a $66.9 million increase in cash provided by operating activities year over year. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. Our contract liabilities increased by $18.7 million in the three months ended April 30, 2022, compared to an increase of $51.6 million in the three months ended April 30, 2021. The year-over-year decrease resulted in a $32.9 million decrease in cash provided by operating activities.

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

DocuSign, Inc. | 2023 Form 10Q | 28

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$196,286	$135,597
Investing activities	(62,514)	(70,506)
Financing activities	1,350	(112,954)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(5,180)	779
Net change in cash, cash equivalents and restricted cash	$129,942	$(47,084)

Cash Flows from Operating Activities

Cash provided by operating activities was $196.3 million and $135.6 million for the three months ended April 30, 2022 and 2021. The year-over-year improvement of $60.7 million was primarily the result of increased sales and higher cash collections, partially offset by higher operating costs to support growth and increased headcount.

Cash Flows from Investing Activities

For the three months ended April 30, 2022, net cash used in investing activities of $62.5 million was primarily driven by $38.7 million net purchases of marketable securities and $21.7 million purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects.

For the three months ended April 30, 2021, cash used in investing activities of $70.5 million was primarily driven by $57.4 million net purchases of marketable securities and $12.6 million in purchases of property and equipment.

Cash Flows from Financing Activities

For the three months ended April 30, 2022, cash provided by financing activities was primarily driven by $1.4 million proceeds associated with equity plans, net of payments for tax withholding on share settlements. For the three months ended April 30, 2021, cash used in financing activities was primarily driven by $76.3 million payments for tax withholding on share settlements, net of proceeds associated with equity plans and $36.7 million in repayments of our 2023 Notes.

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

There have been no material changes to our critical accounting policies and estimates as described in our 2022 Annual Report on Form 10-K.

DocuSign, Inc. | 2023 Form 10Q | 29

Recent Accounting Pronouncements

There have been no accounting pronouncements that are significant or potentially significant to the Company.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, fair value adjustments to strategic investments, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For fiscal 2023, we determined the projected non-GAAP tax rate to be 20% tax rate.

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

DocuSign, Inc. | 2023 Form 10Q | 30

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended April 30,
(in thousands)	2022	2021
GAAP gross profit	$456,276	$363,836
Add: Stock-based compensation	15,695	11,553
Add: Amortization of acquisition-related intangibles	2,403	3,171
Add: Employer payroll tax on employee stock transactions	791	2,774
Non-GAAP gross profit	$475,165	$381,334
GAAP gross margin	78%	78%
Non-GAAP adjustments	3%	3%
Non-GAAP gross margin	81%	81%

GAAP subscription gross profit	$464,092	$373,864
Add: Stock-based compensation	10,613	6,018
Add: Amortization of acquisition-related intangibles	2,403	3,171
Add: Employer payroll tax on employee stock transactions	508	1,442
Non-GAAP subscription gross profit	$477,616	$384,495
GAAP subscription gross margin	82%	83%
Non-GAAP adjustments	2%	2%
Non-GAAP subscription gross margin	84%	85%

GAAP professional services and other gross loss	$(7,816)	$(10,028)
Add: Stock-based compensation	5,082	5,535
Add: Employer payroll tax on employee stock transactions	283	1,332
Non-GAAP professional services and other gross loss	$(2,451)	$(3,161)
GAAP professional services and other gross margin	(40)%	(58)%
Non-GAAP adjustments	27%	40%
Non-GAAP professional services and other gross margin	(13)%	(18)%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended April 30,
(in thousands)	2022	2021
GAAP loss from operations	$(19,226)	$(10,737)
Add: Stock-based compensation	110,723	81,136
Add: Amortization of acquisition-related intangibles	5,608	6,529
Add: Employer payroll tax on employee stock transactions	5,099	16,283
Non-GAAP income from operations	$102,204	$93,211
GAAP operating margin	(3)%	(2)%
Non-GAAP adjustments	20%	22%
Non-GAAP operating margin	17%	20%

DocuSign, Inc. | 2023 Form 10Q | 31

Reconciliation of net income (loss):

	Three Months Ended April 30,
(in thousands)	2022	2021
GAAP net loss	$(27,373)	$(8,354)
Add: Stock-based compensation	110,723	81,136
Add: Amortization of acquisition-related intangibles	5,608	6,529
Add: Employer payroll tax on employee stock transactions	5,099	16,283
Add: Amortization of debt discount and issuance costs	1,284	1,319
Less: Fair value adjustments to strategic investments	(340)	(5,119)
Add: Income tax effect of non-GAAP adjustments (1)	(17,522)	—
Non-GAAP net income	$77,479	$91,794
(1) Represents the income tax adjustment using our estimated non-GAAP tax rate of 20%. Estimating a non-GAAP tax rate of 20%, the income tax effect of non-GAAP adjustments for the three months ended April 30, 2021 was $16.8 million.

Computation of free cash flow:

	Three Months Ended April 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$196,286	$135,597
Less: Purchases of property and equipment	(21,709)	(12,596)
Non-GAAP free cash flow	$174,577	$123,001
Net cash used in investing activities	$(62,514)	$(70,506)
Net cash (used in) provided by financing activities	$1,350	$(112,954)

Computation of billings:

	Three Months Ended April 30,
(in thousands)	2022	2021
Revenue	$588,692	$469,078
Add: Contract liabilities and refund liability, end of period	1,074,460	857,969
Less: Contract liabilities and refund liability, beginning of period	(1,049,106)	(800,940)
Add: Contract assets and unbilled accounts receivable, beginning of period	18,273	21,021
Less: Contract assets and unbilled accounts receivable, end of period	(18,756)	(19,737)
Non-GAAP billings	$613,563	$527,391

DocuSign, Inc. | 2023 Form 10Q | 32

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of April 30, 2022, we had cash, cash equivalents and investments totaling $1,062.4 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.8 million decrease of the fair value of our investment portfolio as of April 30, 2022. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
We had no exposure to changes in interest rates from debt obligations at April 30, 2022 as our 2023 Notes and 2024 Notes were issued at fixed rates of 0.5% and 0%. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. A strengthening or weakening of the U.S. dollar against the other currencies may negatively or positively affect our operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of “Accumulated other comprehensive loss” within “Stockholders’ equity”. Gains or losses due to remeasurements of transactions denominated in foreign currencies are included in “Interest income and other income (expense), net” in our consolidated statements of operations and comprehensive loss. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of April 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the first quarter of fiscal 2023 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

DocuSign, Inc. | 2023 Form 10Q | 33

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

DocuSign, Inc. Securities Litigation and Related Derivative Litigation

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

Three putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Potteti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; and on May 20, 2022, also in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former officers, as defendants. While the complaints vary, they are based largely on the same allegations as the securities class action suit described above, including allegations relating to our disclosures between June 4, 2020 and December 2, 2021 as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The Complaints seek to recover unspecified damages and other relief on the Company’s behalf. We are not yet required to respond to any of these derivative suits.

ITEM 1A. RISK FACTORS

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this Risk Factors Summary. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business. As a result, the following summary risks do not contain all of the information that may be important to you, and you should read them together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” and with the other information in this Quarterly Report on Form 10-Q. Additional risks beyond those summary risks discussed below, in “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q, could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. Consistent with the foregoing, we are exposed to a variety of risks, including the following significant risks:

▪The COVID-19 pandemic has materially affected and may continue to impact how we and our customers are operating our businesses, and the duration and extent to which this will impact our future business, results of operations and financial condition remain uncertain.

DocuSign, Inc. | 2023 Form 10Q | 34

▪We derive a majority of our revenue from our DocuSign eSignature product, and slower or declining adoption of our DocuSign eSignature product, without a corresponding increase in the use of our other products and solutions, could cause our operating results to suffer.

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

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including in the preceding Risk Factors Summary, and our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

DocuSign, Inc. | 2023 Form 10Q | 35

During the pandemic, we experienced periods characterized by exceptionally high revenue growth, as customers rapidly shifted to remote, web-enabled operations and digital agreements. We later experienced periods in which the urgency of customer demand slowed. It can be difficult to predict customer demand, especially as their priorities, resources and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate. If we are unable to respond quickly to rapidly changing market conditions and shifts in customer behavior, our business and results of operation could be harmed, and the trading price of our common stock could be adversely affected.

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

Finally, the effects of the COVID-19 pandemic, or the easing of COVID-19-related restrictions, also may heighten other risks, including significant volatility in global markets and the trading price of our common stock. The full impact of the pandemic on our business will continue to depend on future developments, including but not limited to, the emergence of new coronavirus variants, the actions undertaken to contain the virus or mitigate its impacts and the easing or removal of such actions, including actions mandated by governments and health authorities and changing public health directives or restrictions, vaccine efficacy against COVID-19 variants, current or future travel restrictions and how quickly and to what extent normal global economic and operating conditions can or will resume, all of which could evolve and are difficult to predict. Additionally, due to our subscription-based business model, the full effects of these changes may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic continues to have a substantial impact on our employees, partners or customers or if the abatement of the pandemic results in decreased demand or a more challenging sales environment, our business, results of operations and financial condition may be harmed. To the extent that the pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section will be exacerbated.

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
DocuSign, Inc. | 2023 Form 10Q | 36

▪rising inflation and our ability to control costs, including our operating expenses;
▪our ability to continue operating remotely and to adapt to hybrid work arrangements combining remote and in-office work;
▪the timing of costs related to our go-to-market strategy including expansion of our sales capacity and marketing;
▪potential accelerations of prepaid expenses and deferred costs;
▪the amount and timing of non-cash expenses, including stock-based compensation, impairments and other non-cash charges;
▪the amount and timing of costs associated with recruiting, training and integrating new employees, and retaining existing employees;
▪the time and costs related to litigation, including securities litigation;
▪issues relating to acquisitions and partnerships with third parties;
▪general economic, market and industry conditions, including resulting from regional or global conflicts and as a result of inflation or rising interest rates;
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

▪any decline in demand for our DocuSign eSignature product;
▪macro- and micro-economic effects of the COVID-19 pandemic, including its effect on the pace of the digital transformation of business and hybrid work arrangements;
▪the failure of our DocuSign eSignature product to maintain market acceptance;
▪the market for electronic signatures failing to grow, or growing more slowly than we expect;
▪new products and technologies from our competitors that replace or represent an improvement over, our DocuSign eSignature product;
▪new technological innovations or standards that our DocuSign eSignature product does not address;
▪changes in regulations;
▪sensitivity to our current or future pricing; and
▪our inability to release enhanced versions of our DocuSign eSignature product on a timely basis.

If we experience a material decline in sales of subscriptions to our DocuSign eSignature product, without a corresponding increase in subscriptions to our other products and solutions, our revenue and operating results would be harmed.

DocuSign, Inc. | 2023 Form 10Q | 37

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
DocuSign, Inc. | 2023 Form 10Q | 38

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

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $27.4 million and $8.4 million in the three months ended April 30, 2022 and 2021, and as of April 30, 2022, we had an accumulated deficit of $1.5 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

In addition to third-party data centers and cloud providers, we also rely on our own technical operations infrastructure to support and serve our rapidly growing customer base. We must maintain sufficient excess capacity in our operations infrastructure to ensure that our products and solutions are accessible within an acceptable load time. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our products and solutions. Any interruptions or delays in our service, whether or not caused by our products, whether as a result of third-party error, our own error, natural disasters and the effects of climate change, operational disruptions related to the COVID-19 pandemic or other public health crises, or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.

DocuSign, Inc. | 2023 Form 10Q | 39

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
DocuSign, Inc. | 2023 Form 10Q | 40

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

DocuSign, Inc. | 2023 Form 10Q | 41

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
▪the complexity of contracts with certain large business customers;
▪customer evaluation of competing products during the purchasing process;
▪the competitive market for our products and services; and
▪evolving customer demands.
DocuSign, Inc. | 2023 Form 10Q | 42

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
▪hire, retain and train our employee base including our sales force, research and development teams and key employees;
▪successfully identify and develop, acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions; and
▪increase global awareness of our brand.

We may not successfully accomplish any of these objectives. We expect to continue to expend substantial financial and other resources on:

▪sales, including a significant expansion of our global sales organization and investment in training and sales enablement;
▪marketing to expand brand awareness both in the U.S. and internationally;
▪our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;
▪product development and innovation;
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

DocuSign, Inc. | 2023 Form 10Q | 43

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
▪expose us to claims and disputes by third parties, including intellectual property and privacy claims and disputes;
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
DocuSign, Inc. | 2023 Form 10Q | 44

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
DocuSign, Inc. | 2023 Form 10Q | 45

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
DocuSign, Inc. | 2023 Form 10Q | 46

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and potential profitability of our business depend on demand for our products and solutions. Current or future economic and global market uncertainties or downturns could adversely affect our business and operating results. Economic uncertainty and associated macroeconomic conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products. Negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from changes in interest rates, gross domestic product growth, financial and credit market fluctuations, inflation, political turmoil, natural catastrophes and the effects of climate change, regional and global conflicts and terrorist attacks on the U.S., Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of April 30, 2022, we had outstanding $37.1 million aggregate principal amount of the 2023 Notes, $690.0 million aggregate principal amount of the 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

DocuSign, Inc. | 2023 Form 10Q | 47

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

As of April 30, 2022, we had $37.1 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:

▪limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
▪limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
▪require us to use a substantial portion of our cash flow from operations to make debt service payments;
▪limit our flexibility to plan for, or react to, changes in our business and industry;
▪place us at a competitive disadvantage compared to our less leveraged competitors; and
▪increase our vulnerability to the impact of adverse economic and industry conditions.

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

We have also made public commitments to our corporate environmental, social, and governance (“ESG”) and human capital management initiatives, including to the recruitment of a diverse workforce and reductions in carbon emissions. Any perceived changes in our dedication to these commitments or our failure to achieve progress in these areas on a timely basis, or at all, could adversely impact our relationships with our customers and employees, affect our reputation and the value of our brand.

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
DocuSign, Inc. | 2023 Form 10Q | 48

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

We may be subject to legal proceedings and litigation for a variety of claims, including labor and employment issues, intellectual property disputes, securities law violations, derivative litigation and other matters, which may be costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others or if the cost and time-commitment of litigation diverts resources from our other business activities.

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

For example, on February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our current and former officers as defendants. The complaint purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. The suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and December 2, 2021. We are not yet required to respond to the complaint, but believe it is devoid of merit. An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022. Additionally, three putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Potteti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; and on May 20, 2022,
DocuSign, Inc. | 2023 Form 10Q | 49

also in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former officers, as defendants. While the complaints vary, they are based largely on the same allegations as the securities class action suit described above, including allegations relating to our disclosures between June 4, 2020 and December 2, 2021 as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The Complaints seek to recover unspecified damages and other relief on the Company’s behalf.

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

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. For example, in March 2022, Loren Alhadeff, our Chief Revenue Officer, notified the Company of his intention to resign and transition his responsibilities to a new global leader of the Company’s sales and customer success functions, and in May 2022, Tram Phi, our Senior Vice President and General Counsel, resigned from the Company. Our senior management and key employees are employed on an at-will basis, meaning that we may terminate their employment at any time, with or without cause, and they may resign at any time, with or without cause. If we lose one or more of our senior management or other key
DocuSign, Inc. | 2023 Form 10Q | 50

employees and are unable to find adequate replacements, or if we fail to attract, retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2022, 2021 and 2020 total revenue generated from customers outside the U.S. was 23%, 20% and 18% of our total revenue. As of April 30, 2022, we have offices in 12 countries and approximately 32% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
▪regional or global conflicts, including sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions;
▪political instability or terrorist activities;
▪exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18
DocuSign, Inc. | 2023 Form 10Q | 51

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

Our credit facility restricts our ability to, among other things:

▪use our accounts receivable, inventory, trademarks and most of our other assets as security in other borrowings or transactions, unless the value of the assets subject thereto does not exceed a certain threshold;
▪incur additional indebtedness;
▪incur liens upon our property;
▪dispose of certain assets;
▪declare dividends or make certain distributions; and
▪undergo a merger or consolidation or other transactions.

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
DocuSign, Inc. | 2023 Form 10Q | 52

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

The U.S. federal government and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the U.S., various laws, and regulations and agency rules and opinions apply to the collection, processing, disclosure and security of certain types of data, including:

▪The ESIGN Act in the U.S., eIDAS in the EU and similar U.S. state laws, particularly the Uniform Electronic Transactions Act (the “UETA”), which authorize the creation of legally binding and enforceable agreements utilizing electronic signatures and records. We are particularly reliant on the UETA and the ESIGN Act, which together have solidified the legal landscape in the U.S. for use of electronic signatures and records by providing that electronic signatures and records carry the same weight and have the same legal effect as paper documents and wet ink signatures.

▪The Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state laws relating to privacy and data security.

▪Additionally, the FTC and many state attorney generals are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California has enacted the California Consumer Privacy Act (the “CCPA”) and later the California Privacy Rights Act (the “CPRA”) which will take effect on January 1, 2023 and supersede the CCPA. The CPRA and the CCPA may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business.

▪The Health Insurance Portability and Accountability Act (“HIPAA”) in the U.S. (as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and even more stringent state health information privacy laws, impose mandatory contractual terms and other obligations with respect to safeguarding the privacy, security and transmission of protected health information and de-identified health information. We may function as a HIPAA business associate for certain of our customers and, as such, are subject to applicable privacy and data security requirements. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties and fines.

Internationally, many countries have established their own data privacy and security legal framework with which we, our customers and partners may need to comply. For example, in Europe, the General Data Protection Regulation (the “GDPR”) contains robust obligations on data controllers and processors and fulsome documentation requirements for
DocuSign, Inc. | 2023 Form 10Q | 53

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

Legal developments in Europe also create complexity and uncertainty regarding transfers of personal data from the EU and the UK to the U.S. Notable recent developments include the invalidation of the EU-U.S. Privacy Shield Framework (“Privacy Shield”) on July 16, 2020, under which personal data could be transferred from the European Economic Area (“EEA”) to U.S. entities who had self-certified under the Privacy Shield scheme prior to invalidation. To safeguard data transfers from the EEA to other jurisdictions, including the U.S., we currently utilize respective Binding Corporate Rules and standard contractual contracts as the approved data transfer mechanisms by the EU Commission for corresponding applicable data transfer activity. The EU Commission has also published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022.

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
DocuSign, Inc. | 2023 Form 10Q | 54

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

DocuSign, Inc. | 2023 Form 10Q | 55

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
▪the consummation, and the anticipated benefits, of our stock repurchase program;
▪changes in senior management or key personnel;
▪the trading volume of our common stock;
▪changes in the anticipated future size and growth rate of our market;
▪changes in the political climate in the U.S.;
DocuSign, Inc. | 2023 Form 10Q | 56

▪terrorist attacks, natural disasters and the effects of climate change, regional and global conflicts, sanctions, laws and regulations that prohibit or limit operations in certain jurisdictions, public health crises (such as the COVID-19 pandemic) or other such events impacting countries where we have operations; and
▪general economic, regulatory and market conditions, including inflation and interest rate fluctuations.

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

Under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the U.S.. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the U.S. in the open market.

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
DocuSign, Inc. | 2023 Form 10Q | 57

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
DocuSign, Inc. | 2023 Form 10Q | 58

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

DocuSign, Inc. | 2023 Form 10Q | 59

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

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the U.S., which could adversely affect our operating results. In addition, an increasing portion of our operating revenues and operating expenses are earned or incurred outside of the U.S., and an increasing portion of our assets is held outside of the U.S.. These operating revenues, expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, data security breaches, regional or global conflicts, and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, public health crisis (such as the COVID-19 pandemic), power loss, telecommunications failure or other similar catastrophic event, including as a result of the effects of climate change, could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our products and solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, including any errors, defects or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our operating results. Additionally, while we believe our exposure from the recent conflict in Ukraine is limited, we could experience unanticipated disruptions to our business as a result of current or future regional and global conflicts, including sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions, increased risks of potential cyberattacks, related impacts to our customers, or micro- or macro-economic effects on the global economy.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
DocuSign, Inc. | 2023 Form 10Q | 60

EXHIBIT INDEX

Exhibit Number		Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2		Amended and Restated Bylaws.	8-K	001-38465	3.1	March 10, 2022
10.1#		Offer Letter, dated as of May 9, 2022, by and between the Registrant and Stephen Shute.			Filed herewith
10.2#		Offer Letter, dated as of May 31, 2022, by and between the Registrant and James Shaughnessy.			Filed herewith
10.3#		Executive Severance and Change in Control Agreement, dated as of May 9, 2022, by and between the Registrant and Stephen Shute.			Filed herewith
10.4#		Executive Severance and Change in Control Agreement, dated as of May 31, 2022, by and between the Registrant and James Shaughnessy.			Filed herewith
10.5#	`	Form of Performance Stock Unit Grant Notice under the 2018 Equity Incentive Plan.			Filed herewith
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*		Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan, contract or agreement
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

DocuSign, Inc. | 2023 Form 10Q | 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2022

DOCUSIGN, INC.

By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Chief Financial Officer
(Principal Accounting and Financial Officer)

DocuSign, Inc. | 2023 Form 10Q | 62