Form 10-Q
period 2022-07-31
DOCUSIGN, INC.
filed 2022-09-08
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 200,779,249 shares of common stock, par value $0.0001, outstanding at August 31, 2022.

DOCUSIGN, INC.

DocuSign, Inc. | 2023 Form 10Q | 2

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management's beliefs and assumptions and on information currently available to management, and which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and objectives for future operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These risks and uncertainties include, among other things, risks related to our expectations regarding the impact of the coronavirus pandemic (the “COVID-19 pandemic”), including the easing of related regulations and measures as the pandemic and its related effects begin to abate or have abated, on our business, results of operations, financial condition, and future profitability and growth; our expectations regarding the impact of the evolving COVID-19 pandemic on the businesses of our customers, partners and suppliers, and the economy, as well as the macro- and micro-effects of the pandemic and differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change; global macro-economic conditions, including the effects of inflation, rising interest rates and market volatility on the global economy; our ability to estimate the size of our total addressable market, and the development of the market for our products, which is new and evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers and maintain and expand our existing customer base; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to identify targets for and execute potential acquisitions; our ability to successfully integrate the operations of businesses we may acquire, and to realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; our ability to estimate the size and potential growth of our target market; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

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
DocuSign, Inc. | 2023 Form 10Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	July 31, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$637,186	$509,059
Investments—current	357,539	293,763
Accounts receivable, net of allowance for doubtful accounts of $5,749 and $5,807 as of July 31, 2022 and January 31, 2022	339,528	440,950
Contract assets—current	9,387	12,588
Prepaid expenses and other current assets	79,142	63,236
Total current assets	1,422,782	1,319,596
Investments—noncurrent	133,238	94,938
Property and equipment, net	186,229	184,664
Operating lease right-of-use assets	100,481	126,021
Goodwill	353,326	355,058
Intangible assets, net	81,246	98,816
Deferred contract acquisition costs—noncurrent	322,695	311,835
Other assets—noncurrent	67,349	50,337
Total assets	$2,667,346	$2,541,265
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$44,449	$52,804
Accrued expenses and other current liabilities	90,756	91,377
Accrued compensation	149,761	160,163
Contract liabilities—current	1,073,800	1,029,891
Operating lease liabilities—current	43,479	37,404
Total current liabilities	1,402,245	1,371,639
Convertible senior notes, net—noncurrent	720,677	718,487
Contract liabilities—noncurrent	14,630	16,725
Operating lease liabilities—noncurrent	90,479	126,340
Deferred tax liability—noncurrent	10,323	9,316
Other liabilities—noncurrent	21,861	23,255
Total liabilities	2,260,215	2,265,762
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of July 31, 2022 and January 31, 2022	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 200,771 shares outstanding as of July 31, 2022; 500,000 shares authorized, 198,834 shares outstanding as of January 31, 2022	20	20
Treasury stock, at cost: 8 and 7 shares as of July 31, 2022 and January 31, 2022	(1,648)	(1,532)
Additional paid-in capital	1,968,852	1,720,013
Accumulated other comprehensive loss	(24,446)	(4,809)
Accumulated deficit	(1,535,647)	(1,438,189)
Total stockholders’ equity	407,131	275,503
Total liabilities and stockholders' equity	$2,667,346	$2,541,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2023 Form 10Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue:
Subscription	$605,194	$492,758	$1,174,445	$944,693
Professional services and other	16,990	19,086	36,431	36,230
Total revenue	622,184	511,844	1,210,876	980,923
Cost of revenue:
Subscription	107,931	84,455	213,090	162,526
Professional services and other	28,773	29,325	56,030	56,497
Total cost of revenue	136,704	113,780	269,120	219,023
Gross profit	485,480	398,064	941,756	761,900
Operating expenses:
Sales and marketing	323,582	262,372	624,279	501,491
Research and development	126,532	94,651	238,759	180,067
General and administrative	76,456	63,652	139,034	113,690
Total operating expenses	526,570	420,675	1,002,072	795,248
Loss from operations	(41,090)	(22,611)	(60,316)	(33,348)
Interest expense	(1,632)	(1,669)	(3,281)	(3,341)
Interest income and other income (expense), net	1,003	(1,063)	(3,647)	4,974
Loss before provision for income taxes	(41,719)	(25,343)	(67,244)	(31,715)
Provision for income taxes	3,359	158	5,207	2,140
Net loss	$(45,078)	$(25,501)	$(72,451)	$(33,855)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.13)	$(0.36)	$(0.17)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	200,618	195,996	200,150	195,183

Other comprehensive loss:
Foreign currency translation loss, net of tax	$(5,029)	$(2,058)	$(16,854)	$(1,422)
Unrealized losses on investments, net of tax	(369)	(54)	(2,783)	(296)
Other comprehensive loss	(5,398)	(2,112)	(19,637)	(1,718)
Comprehensive loss	$(50,476)	$(27,613)	$(92,088)	$(35,573)

Stock-based compensation expense included in costs and expenses
Cost of revenue—subscription	$12,994	$7,539	$23,607	$13,557
Cost of revenue—professional services and other	6,478	6,446	11,560	11,980
Sales and marketing	61,218	46,921	108,649	85,057
Research and development	40,978	26,275	73,183	46,737
General and administrative	19,539	12,778	34,931	23,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at April 30, 2022	199,920	$20	$1,835,187	$(1,648)	$(19,048)	$(1,465,562)	$348,949
Exercise of stock options	540	—	8,689	—	—	—	8,689
Settlement of restricted stock units	705	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	—	—	(21,953)	—	—	—	(21,953)
Repurchases of common stock	(394)	—	—	—	—	(25,007)	(25,007)
Employee stock-based compensation	—	—	146,929	—	—	—	146,929
Net loss	—	—	—	—	—	(45,078)	(45,078)
Other comprehensive loss, net	—	—	—	—	(5,398)	—	(5,398)
Balances at July 31, 2022	200,771	$20	$1,968,852	$(1,648)	$(24,446)	$(1,535,647)	$407,131

Balances at April 30, 2021	194,734	$19	$1,615,646	$(1,219)	$5,358	$(1,376,567)	$243,237
Settlement of convertible senior notes due in 2023	234	1	(279)	—	—	—	(278)
Exercise of stock options	624	—	5,202	—	—	—	5,202
Settlement of restricted stock units	865	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	—	—	(114,481)	—	—	—	(114,481)
Charitable donation of common stock	10	—	3,000	—	—	—	3,000
Employee stock-based compensation	—	—	102,809	—	—	—	102,809
Net loss	—	—	—	—	—	(25,501)	(25,501)
Other comprehensive loss, net	—	—	—	—	(2,112)	—	(2,112)
Balances at July 31, 2021	196,467	$20	$1,611,897	$(1,219)	$3,246	$(1,402,068)	$211,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2022 Form 10Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2022	198,834	$20	$1,720,013	$(1,532)	$(4,809)	$(1,438,189)	$275,503
Exercise of stock options	719	—	10,626	—	—	—	10,626
Settlement of restricted stock units and employee stock purchase plan	1,347	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(47,357)	(116)	—	—	(47,473)
Employee stock purchase plan	265	—	24,151	—	—	—	24,151
Repurchases of common stock	(394)	—	—	—	—	(25,007)	(25,007)
Employee stock-based compensation	—	—	261,419	—	—	—	261,419
Net loss	—	—	—	—	—	(72,451)	(72,451)
Other comprehensive loss, net	—	—	—	—	(19,637)	—	(19,637)
Balances at July 31, 2022	200,771	$20	$1,968,852	$(1,648)	$(24,446)	$(1,535,647)	$407,131

Balances at January 31, 2021	192,807	$19	$1,702,254	$(1,048)	$4,964	$(1,380,452)	$325,737
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(86,144)	—	—	12,239	(73,905)
Settlement of convertible senior notes due in 2023	586	1	(725)	—	—	—	(724)
Exercise of stock options	1,112	—	11,818	—	—	—	11,818
Settlement of restricted stock units	1,820	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(227,894)	(171)	—	—	(228,065)
Employee stock purchase plan	132	—	23,167	—	—	—	23,167
Charitable donation of common stock	10	—	3,000	—	—	—	3,000
Employee stock-based compensation	—	—	186,421	—	—	—	186,421
Net loss	—	—	—	—	—	(33,855)	(33,855)
Other comprehensive loss, net	—	—	—	—	(1,718)	—	(1,718)
Balances at July 31, 2021	196,467	$20	$1,611,897	$(1,219)	$3,246	$(1,402,068)	$211,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2022 Form 10Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(72,451)	$(33,855)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,444	40,997
Amortization of deferred contract acquisition and fulfillment costs	89,575	63,476
Amortization of debt discount and transaction costs	2,482	2,593
Non-cash operating lease costs	13,466	13,649
Stock-based compensation expense	251,930	181,095
Deferred income taxes	3,068	(1,250)
Other	8,099	2,439
Changes in operating assets and liabilities:
Accounts receivable	101,422	38,840
Prepaid expenses and other current assets	(16,028)	(10,367)
Deferred contract acquisition and fulfillment costs	(108,315)	(95,418)
Other assets	(7,255)	(3,856)
Accounts payable	(4,687)	(9,443)
Accrued expenses and other liabilities	2,967	17,022
Accrued compensation	(14,019)	(13,047)
Contract liabilities	41,814	136,624
Operating lease liabilities	(17,347)	(16,233)
Net cash provided by operating activities	317,165	313,266
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	—	(6,388)
Purchases of marketable securities	(296,293)	(185,628)
Sales of marketable securities	—	3,002
Maturities of marketable securities	190,179	113,171
Purchases of strategic and other investments	(2,625)	(500)
Purchases of property and equipment	(37,113)	(28,534)
Net cash used in investing activities	(145,852)	(104,877)
Cash flows from financing activities:
Repayments of convertible senior notes	(16)	(61,714)
Repurchases of common stock	(25,007)	—
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(43,857)	(228,575)
Proceeds from exercise of stock options	10,626	11,818
Proceeds from employee stock purchase plan	24,151	23,167
Net cash used in financing activities	(34,103)	(255,304)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(8,040)	(563)
Net increase (decrease) in cash, cash equivalents and restricted cash	129,170	(47,478)
Cash, cash equivalents and restricted cash at beginning of period (1)	509,679	566,336
Cash, cash equivalents and restricted cash at end of period (1)	$638,849	$518,858
(1) $1.7 million of restricted cash was included in Other assets—noncurrent at July 31, 2022. $0.6 million of restricted cash was included in both Prepaid expenses and other current assets and Other assets—noncurrent at January 31, 2022. $0.3 million of restricted cash was included in Prepaid expenses and other current assets at July 31, 2021, and in Other assets—noncurrent at January 31, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended July 31,
(in thousands)	2022	2021
Supplemental disclosure:
Cash paid for interest	$93	$223
Cash paid for operating lease liabilities	20,851	20,352
Cash paid for income taxes	4,035	4,310
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$8,862	$7,500
Fair value of shares issued as part of the repayments of convertible senior notes	2	133,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 9

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

DocuSign, Inc. | 2022 Form 10Q | 10

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023.

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

The COVID-19 pandemic and related developments have created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our products and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities, except for certain subleases that resulted in impairment losses of $5.1 million on operating lease right-of-use assets recorded during the year ended January 31, 2022, $3.9 million of which was recognized during the three months ended July 31, 2021. These estimates may change as new events occur and additional information is obtained, which could be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Significant Accounting Policies
DocuSign, Inc. | 2022 Form 10Q | 11

There have been no changes to our significant accounting policies described in our fiscal 2022 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% and 96% of our revenue for the three and six months ended July 31, 2022 and 2021.

Performance Obligations

As of July 31, 2022, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.7 billion. We expect to recognize 57% of the transaction price allocated to remaining performance obligations within the 12 months following July 31, 2022 in our condensed consolidated statement of operations and comprehensive loss.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been fully invoiced to our customers where there remains a performance obligation, typically for our multi-year arrangements. Total contract assets were $9.4 million and $12.6 million as of July 31, 2022 and January 31, 2022. The change in contract assets reflects the difference in timing between the satisfaction of our remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the six months ended July 31, 2022 and 2021, we recognized revenue of $763.1 million and $595.4 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

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

Geographic Information

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
U.S.	$468,622	$397,882	$913,075	$766,305
International	153,562	113,962	297,801	214,618
Total revenue	$622,184	$511,844	$1,210,876	$980,923

DocuSign, Inc. | 2022 Form 10Q | 12

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	July 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$5,554	$—	$—	$5,554
Level 2:
Cash equivalents(1)
Commercial paper	4,997	—	(3)	4,994
Available-for-sale securities
Commercial paper	165,351	—	(730)	164,621
Corporate notes and bonds	294,479	28	(3,256)	291,251
Municipal notes and bonds	7,969	—	(38)	7,931
U.S. governmental securities	27,303	—	(329)	26,974
Level 2 total	500,099	28	(4,356)	495,771
Total	$505,653	$28	$(4,356)	$501,325

	January 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$110,716	$—	$—	$110,716
Level 2:
Cash equivalents(1)
Commercial paper	3,499	—	—	3,499
Available-for-sale securities
Commercial paper	126,371	1	(175)	126,197
Corporate notes and bonds	243,840	—	(1,296)	242,544
U.S. governmental securities	20,036	—	(76)	19,960
Level 2 total	393,746	1	(1,547)	392,200
Total	$504,462	$1	$(1,547)	$502,916

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of July 31, 2022 and January 31, 2022, in addition to cash of $626.6 million and $394.9 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs. The fair value of our Level 3 investments is determined based on an income approach using unobservable inputs.

The fair value of our available-for-sale securities as of July 31, 2022, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$357,539
Due in one to two years	133,238
$490,777

DocuSign, Inc. | 2023 Form 10Q | 13

As of July 31, 2022 and January 31, 2022, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of July 31, 2022 and January 31, 2022.

Convertible Senior Notes

We estimated the fair value of the convertible senior notes based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes, net—noncurrent” on our condensed consolidated balance sheets. Refer to Note 6 for further information.

(in thousands)	July 31, 2022	January 31, 2022
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$37,083	$37,099
Fair value amount	42,096	65,440

0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	635,897	656,363

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	July 31, 2022	January 31, 2022
Computer and network equipment	$134,851	$127,799
Software, including capitalized software development costs	87,615	82,537
Furniture and office equipment	20,763	20,939
Leasehold improvements	79,661	79,811
	322,890	311,086
Less: Accumulated depreciation	(194,941)	(170,261)
	127,949	140,825
Work in progress	58,280	43,839
Total	$186,229	$184,664

Depreciation and amortization expense associated with property and equipment was $16.1 million and $14.3 million for the three months ended July 31, 2022 and 2021, and $31.8 million and $27.8 million for the six months ended July 31, 2022 and 2021. This included amortization expense related to capitalized internally-developed software costs of $5.5 million and $2.4 million for the three months ended July 31, 2022 and 2021, and $9.8 million and $4.1 million for the six months ended July 31, 2022 and 2021.

For the three months ended July 31, 2022 and 2021, we capitalized $16.6 million and $9.3 million of internally developed software, including $4.9 million and $2.2 million of capitalized stock-based compensation expense in the three months ended July 31, 2022 and 2021. For the six months ended July 31, 2022 and 2021, we capitalized $27.0 million and $17.1 million of internally developed software, including $7.7 million and $4.2 million of capitalized stock-based compensation expense in the six months ended July 31, 2022 and 2021.

DocuSign, Inc. | 2023 Form 10Q | 14

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Six Months Ended July 31,
(in thousands)	2022	2021
Deferred Contract Acquisition Costs:
Beginning balance	$315,158	$262,519
Additions to deferred contract acquisition costs	82,237	83,600
Amortization of deferred contract acquisition costs	(65,309)	(53,250)
Cumulative translation adjustment	(5,064)	(332)
Ending balance	$327,022	$292,537

Deferred Contract Fulfillment Costs:
Beginning balance	$19,088	$12,506
Additions to deferred contract fulfillment costs	26,078	11,731
Amortization of deferred contract fulfillment costs	(24,266)	(10,116)
Cumulative translation adjustment	(849)	—
Ending balance	$20,051	$14,121

Note 6. Debt

Convertible Senior Notes

In September 2018, we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023 (“2023 Notes”). The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs. Based upon the reported sales price of our common stock, the 2023 Notes became convertible on August 1, 2020 and continued to be convertible through July 31, 2022

In January 2021, we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024 (“2024 Notes,” and together with the 2023 Notes, the “Notes”). The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs. As of July 31, 2022, the conversion conditions for the 2024 Notes described in our fiscal 2022 Annual Report on Form 10-K were not met.

Conversions of the 2023 Notes

In the three months ended July 31, 2022, we did not receive conversion notices on our 2023 Notes. Settlements were immaterial during the six months ended July 31, 2022.

The net carrying amounts of the Notes were as follows:

(in thousands)	July 31, 2022	January 31, 2022
2023 Notes:
Principal	$37,083	$37,099
Less: unamortized transaction costs	(209)	(303)
Net carrying value of current and noncurrent liability component	$36,874	$36,796

2024 Notes:
Principal	$690,000	$690,000
Less: unamortized transaction costs	(6,197)	(8,309)
Net carrying value of noncurrent liability component	$683,803	$681,691
DocuSign, Inc. | 2023 Form 10Q | 15

The effective interest rate on the 2023 Notes was 1.0%. The effective interest rate on the 2024 notes was 0.6%. Interest expense recognized related to the Notes was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$46	$66	$92	$102
Amortization of transaction costs	1,103	1,135	2,204	2,316
Total	$1,149	$1,201	$2,296	$2,418

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

Upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap prices listed above in the Capped Calls section, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. As of July 31, 2022, the market price of our common stock did not exceed the $110.00 per share cap price associated with the 2023 Notes nor the $525.30 cap price associated with the 2024 Notes; therefore, the Notes would not have caused economic dilution if converted.

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

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2022. As of July 31, 2022, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 7. Commitments and Contingencies

As of July 31, 2022, we had outstanding unused letters of credit associated with our various operating leases totaling $6.3 million.

We have entered into certain noncancellable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of July 31, 2022, the future noncancellable minimum payments due under these contractual obligations with a remaining
DocuSign, Inc. | 2023 Form 10Q | 16

term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2023, remainder	$21,956
2024	44,951
2025	25,456
2026	11,762
2027	4,899
Thereafter	3,284
Total	$112,308

In May 2022, the Company entered into an agreement with a public cloud computing service provider. Under the agreement, the minimum commitment is $175.0 million through fiscal 2028. As of July 31, 2022, the remaining commitment was $170.0 million. The remaining commitment is excluded from the table above.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of July 31, 2022, and January 31, 2022. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

DocuSign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our response to the amended complaint is due on September 16, 2022, and we believe its allegations are devoid of merit.

An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

Three putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Potteti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; and on May 20, 2022, also in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former
DocuSign, Inc. | 2023 Form 10Q | 17

officers, as defendants. While the complaints vary, they are based largely on the same allegations as the securities class action suit described above, as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The Complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The Delaware suit (Potteti) was voluntarily dismissed on September 1, 2022.

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”), the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and the Amended and Restated 2003 Stock Plan (the “2003 Plan”).

As of July 31, 2022, 43.6 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the six months ended July 31, 2022 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2022	7,843	$146.52
Granted	10,797	79.07
Vested	(2,050)	100.76
Canceled	(1,561)	127.42
Unvested at July 31, 2022	15,029	$106.35

As of July 31, 2022, our total unrecognized compensation cost related to RSUs was $1.2 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 3 years.

As of July 31, 2022, we had $47.5 million of unvested RSUs that are subject to market-based vesting conditions.

Stock Options

Option activity for the six months ended July 31, 2022 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2022, all vested and exercisable	3,105	$16.41	4.45	$339,286
Exercised	(719)	14.80
Canceled/expired	(9)	17.25
Outstanding at July 31, 2022, all vested and exercisable	2,377	$16.89	3.99	$111,810

As of July 31, 2022, there was no remaining unrecognized compensation cost related to stock option grants.

2018 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of July 31, 2022, 9.7 million shares of our common stock were reserved for issuance under the ESPP.
DocuSign, Inc. | 2023 Form 10Q | 18

Compensation expense related to the ESPP was $6.9 million and $4.8 million for the three months ended July 31, 2022 and 2021, and $11.9 million and $9.1 million for the six months ended July 31, 2022 and 2021.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. During the three and six months ended July 31, 2022, we repurchased and cancelled 0.4 million shares of common stock at an average price of $63.52 per share, for an aggregate amount of $25.0 million.

Note 9. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(45,078)	$(25,501)	$(72,451)	$(33,855)
Denominator:
Weighted-average common shares outstanding	200,618	195,996	200,150	195,183
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.13)	$(0.36)	$(0.17)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	July 31,
(in thousands)	2022	2021
RSUs	14,843	9,305
Stock options	2,377	3,686
ESPP	553	158
Convertible senior notes	2,161	2,387
Total antidilutive securities	19,934	15,536

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

Our income tax provision was $3.4 million and $0.2 million for the three months ended July 31, 2022 and 2021. Our income tax provision was $5.2 million and $2.1 million for the six months ended July 31, 2022 and 2021.

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

As of July 31, 2022, our gross unrecognized tax benefits totaled $50.0 million, excluding related accrued interest and penalties, of which $13.6 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

DocuSign, Inc. | 2023 Form 10Q | 19

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through July 31, 2022 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Israel Tax Authority for the period January 1, 2016 through January 31, 2021. We are not under examination in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our fiscal 2022 Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our fiscal 2022 Annual Report on Form 10-K. Our fiscal year ends January 31.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% and 96% of our revenue in the three and six months ended July 31, 2022 and 2021. Our subscription fees include the use of our software platform and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in the three and six months ended July 31, 2022 and 2021. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software platform, which helps drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

We offer subscriptions to our software platform to businesses at all scales, from global enterprise down to local very small businesses (“VSBs”) (including professionals, sole proprietorships, nonprofits and individuals). We sell to
DocuSign, Inc. | 2023 Form 10Q | 20

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

We focused initially on selling our e-signature solutions to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value has increased from 714 customers as of July 31, 2021 to 992 customers as of July 31, 2022. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

COVID-19 Update

The COVID-19 pandemic and related developments have caused and may continue to cause new, existing and potential customers to experience rapidly changing conditions and disruptions to their businesses. While we experienced a significant increase in paying customers and revenue during the pandemic, we later experienced periods in which the urgency of customer demand slowed. It can be difficult to predict customer demand, especially as our customers’ priorities, resources and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate. Additionally, due to our subscription-based business model, the full effects of these changes may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic continues to have a substantial impact on our employees’, partners’ or customers’ productivity or if the abatement of the pandemic results in decreased demand or a more challenging sales environment, our results of operations and overall financial performance may be harmed.

See Risk Factors for further discussion of the potential impact of the COVID-19 pandemic, including the impact to our business, financial condition and results of operations.

Financial Results for the Three and Six Months Ended July 31, 2022 and 2021

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Total revenue	$622,184	$511,844	$1,210,876	$980,923
Total costs and expenses	663,274	534,455	1,271,192	1,014,271
Total stock-based compensation expense	141,207	99,959	251,930	181,095
Loss from operations	(41,090)	(22,611)	(60,316)	(33,348)
Net loss	(45,078)	(25,501)	(72,451)	(33,855)
Net cash provided by operating activities	120,879	177,669	317,165	313,266
Purchases of property and equipment	(15,404)	(15,938)	(37,113)	(28,534)

Cash, cash equivalents, restricted cash and investments were $1.1 billion as of July 31, 2022.

DocuSign, Inc. | 2023 Form 10Q | 21

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on acquiring new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of July 31, 2022, we had a total of over 1.2 million customers, including approximately 191,000 enterprise and commercial customers, compared to over 1 million customers and over 148,000 enterprise and commercial customers as of July 31, 2021. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution or a distinct business unit of a large company that has an active contract to access our software platform. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define VSBs as companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue represented 25% and 22% of our total revenue in the three and six months ended July 31, 2022 and 2021.

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

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to support further growth. This includes optimizing our go-to-market efforts to focus on attractive growth opportunities and investing in research and development to drive product innovation and meet customer needs at scale. We also continue to assess and evaluate strategic acquisitions and investments. As we focus on infrastructure and technology that best serve our customers across industries, we will prioritize initiatives that accelerate our product capabilities.

DocuSign, Inc. | 2023 Form 10Q | 22

We believe these collective activities will lead to continued expansion within our current customers’ organizations and attract new customers.

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

DocuSign, Inc. | 2023 Form 10Q | 23

Sales and Marketing Expense	Sales and marketing expense consists primarily of personnel costs, including sales commissions. These expenses also include expenditures related to advertising, marketing, promotional events and brand awareness activities, as well as allocated overhead costs. We expect sales and marketing expense to continue to increase in absolute dollars as we enhance our product offerings and implement marketing strategies.
Research and Development Expense	Research and development expense consists primarily of personnel costs. These expenses also include non-personnel costs, such as subcontracting, consulting and professional fees for third-party development resources, as well as allocated overhead costs. Our research and development efforts focus on maintaining and enhancing existing functionality and adding new functionality. We expect research and development expense to increase in absolute dollars as we invest in the enhancement of our software platform.
General and Administrative Expense	General and administrative expense consists primarily of employee-related costs for those employees providing administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs, allocated overhead costs, and impairment of operating lease right-of-use assets and other lease-related charges. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.

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

DocuSign, Inc. | 2023 Form 10Q | 24

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2022	As % of revenue	2021	As % of revenue	2022	As % of revenue	2021	As % of revenue
Revenue:
Subscription	$605,194	97%	$492,758	96%	$1,174,445	97%	$944,693	96%
Professional services and other	16,990	3	19,086	4	36,431	3	36,230	4
Total revenue	622,184	100	511,844	100	1,210,876	100	980,923	100
Cost of revenue:
Subscription	107,931	17	84,455	17	213,090	18	162,526	17
Professional services and other	28,773	5	29,325	5	56,030	4	56,497	5
Total cost of revenue	136,704	22	113,780	22	269,120	22	219,023	22
Gross profit	485,480	78	398,064	78	941,756	78	761,900	78
Operating expenses:
Sales and marketing	323,582	52	262,372	51	624,279	52	501,491	51
Research and development	126,532	20	94,651	18	238,759	20	180,067	18
General and administrative	76,456	13	63,652	13	139,034	11	113,690	12
Total operating expenses	526,570	85	420,675	82	1,002,072	83	795,248	81
Loss from operations	(41,090)	(7)	(22,611)	(4)	(60,316)	(5)	(33,348)	(3)
Interest expense	(1,632)	—	(1,669)	—	(3,281)	—	(3,341)	—
Interest income and other income (expense), net	1,003	—	(1,063)	(1)	(3,647)	(1)	4,974	—
Loss before provision for income taxes	(41,719)	(7)	(25,343)	(5)	(67,244)	(6)	(31,715)	(3)
Provision for income taxes	3,359	—	158	—	5,207	—	2,140	—
Net loss	$(45,078)	(7)%	$(25,501)	(5)%	$(72,451)	(6)%	$(33,855)	(3)%

The following discussion and analysis is for the three and six months ended July 31, 2022, compared to the same period in 2021, unless otherwise stated.

Revenue

	Three Months Ended July 31,		2022 versus 2021	Six Months Ended July 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021		2022	2021
Revenue:
Subscription	$605,194	$492,758	23%	$1,174,445	$944,693	24%
Professional services and other	16,990	19,086	(11)%	36,431	36,230	1%
Total revenue	$622,184	$511,844	22%	$1,210,876	$980,923	23%

Subscription revenue increased $112.4 million, or 23%, in the three months ended July 31, 2022 and by $229.8 million, or 24%, in the six months ended July 31, 2022. The increase was primarily due to the expansion of existing customers and the addition of new customers. This growth was mainly driven by an increase in sales to our mid-market and enterprise customers through our direct and indirect sales channels. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

We expect subscription revenue to continue to increase as existing customers increase their usage across their organizations while we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings.

DocuSign, Inc. | 2023 Form 10Q | 25

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		2022 versus 2021		Six Months Ended July 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021			2022	2021
Cost of revenue:
Subscription	$107,931	$84,455	28%		$213,090	$162,526	31%
Professional services and other	28,773	29,325	(2)%		56,030	56,497	(1)%
Total cost of revenue	$136,704	$113,780	20%		$269,120	$219,023	23%
Gross margin:
Subscription	82%	83%	(1)	pts	82%	83%	(1)	pts
Professional services and other	(69)%	(54)%	(15)	pts	(54)%	(56)%	2	pts
Total gross margin	78%	78%	—	pts	78%	78%	—	pts

Cost of subscription revenue increased by $23.5 million, or 28%, in the three months ended July 31, 2022 and by $50.6 million, or 31%, in the six months ended July 31, 2022, primarily driven by higher costs to support our growing customer base.

Increases in the three months ended July 31, 2022 primarily consisted of:
▪$10.4 million in personnel costs and $5.5 million in stock-based compensation expense driven by higher headcount and annual salary increases; and
▪$4.3 million in operating costs to support our platform and the growth in our revenue, including increases in hosting costs, and subscription reseller fees.

Increases in the six months ended July 31, 2022 primarily consisted of:
▪$19.9 million in personnel costs and $10.1 million in stock-based compensation expense driven by higher headcount and annual salary increases
▪$11.2 million in operating costs to support our platform and the growth in our revenue, including increases in hosting costs, and subscription reseller fees; and
▪$6.1 million due to higher information technology costs.

Sales and Marketing

	Three Months Ended July 31,		2022 versus 2021	Six Months Ended July 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021		2022	2021
Sales and marketing	$323,582	$262,372	23%	$624,279	$501,491	24%
Percentage of revenue	52%	51%		52%	51%

Sales and marketing expenses increased by $61.2 million, or 23%, in the three months ended July 31, 2022 and by $122.8 million, or 24%, in the six months ended July 31, 2022 primarily driven by investments in workforce and technology support to accommodate demand for our products and increased interest in digital transformation of agreements.

Increases in the three months ended July 31, 2022 primarily consisted of:
▪$34.4 million in personnel costs and $14.3 million in stock-based compensation expense due to higher headcount, annual salary increases, higher commissions in line with higher sales and higher payroll taxes; and
▪$5.2 million due to higher information technology costs.

Increases in the six months ended July 31, 2022 primarily consisted of:
▪$69.9 million in personnel costs and $23.6 million in stock-based compensation expense due to higher headcount, annual salary increases, higher commissions in line with higher sales and higher payroll taxes;
▪$10.1 million in marketing and advertising expense due to higher spend on online advertising platforms to help capture the continued market interest in our product offering;
▪$8.6 million due to higher information technology costs; and
▪$5.5 million in travel expenses due to an increase in in-person events.

DocuSign, Inc. | 2023 Form 10Q | 26

Research and Development

	Three Months Ended July 31,		2022 versus 2021	Six Months Ended July 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021		2022	2021
Research and development	$126,532	$94,651	34%	$238,759	$180,067	33%
Percentage of revenue	20%	18%		20%	18%

Research and development expenses increased by $31.9 million, or 34%, in the three months ended July 31, 2022 and by $58.7 million, or 33%, in the six months ended July 31, 2022, primarily due to investments in workforce and technology support to accommodate growth. Personnel costs, stock-based compensation expense, and information technology costs increased $11.9 million, $14.7 million, and $3.3 million in the three months ended July 31, 2022 and $23.1 million, $26.4 million, and $5.9 million in the six months ended July 31, 2022.

General and Administrative

	Three Months Ended July 31,		2022 versus 2021	Six Months Ended July 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021		2022	2021
General and administrative	$76,456	$63,652	20%	$139,034	$113,690	22%
Percentage of revenue	13%	13%		11%	12%

General and administrative expenses increased by $12.8 million, or 20%, in the three months ended July 31, 2022 and by $25.3 million, or 22%, in the six months ended July 31, 2022, primarily due to investments in workforce and technology support to accommodate growth. Personnel costs, stock-based compensation expense, and information technology costs increased $5.3 million, $5.9 million, and $3.5 million in the three months ended July 31, 2022 and $8.2 million, $10.3 million, and $5.3 million in the six months ended July 31, 2022.

Other Income and Expense

	Three Months Ended July 31,		2022 versus 2021	Six Months Ended July 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021		2022	2021
Interest expense	$1,632	$1,669	(2)%	$3,281	$3,341	(2)%
Percentage of revenue	—%	—%		—%	—%

Interest income and other income (expense), net	$1,003	$(1,063)	(194)%	$(3,647)	$4,974	(173)%
Percentage of revenue	—%	(1)%		(1)%	—%

Interest income and other income (expense), net decreased by $8.6 million in the six months ended July 31, 2022, primarily as a result of the increased net foreign currency exchange loss of $4.5 million due to the weakening of the euro and British pound compared to the U.S. dollar, and decreased net gains of $4.8 million on our strategic investments due to adjustments to fair value of certain strategic investments resulting from observable price changes, offset by increased interest income.

DocuSign, Inc. | 2023 Form 10Q | 27

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of July 31, 2022, we had $994.7 million in cash and cash equivalents and short-term investments. We also had $133.2 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financing.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, of which $537.9 million has been settled as of July 31, 2022. In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024.

In January 2021, we entered into a $500.0 million credit facility, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available for five years until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of July 31, 2022.

Further details of these transactions are described in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We were in compliance with all debt covenants at July 31, 2022.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations in the recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.5 billion as of July 31, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized and in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Our accounts receivable decreased by $101.4 million in the six months ended July 31, 2022, compared to a decrease of $38.8 million in the six months ended July 31, 2021, which resulted in a $62.6 million increase in cash provided by operating activities year over year. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. Our contract liabilities increased by $41.8 million in the six months ended July 31, 2022, compared to an increase of $136.6 million in the six months ended July 31, 2021. The year-over-year decrease resulted in a $94.8 million decrease in cash provided by operating activities.

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

DocuSign, Inc. | 2023 Form 10Q | 28

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$317,165	$313,266
Investing activities	(145,852)	(104,877)
Financing activities	(34,103)	(255,304)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(8,040)	(563)
Net change in cash, cash equivalents and restricted cash	$129,170	$(47,478)

Cash Flows from Operating Activities

Cash provided by operating activities was $317.2 million and $313.3 million for the six months ended July 31, 2022 and 2021. The year-over-year improvement of $3.9 million was primarily the result of higher cash collections, and a higher stock based compensation due to increased headcount, partially offset by higher operating costs to support growth and decreased contract liabilities.

Cash Flows from Investing Activities

For the six months ended July 31, 2022, net cash used in investing activities of $145.9 million was primarily driven by $106.1 million net purchases of marketable securities and $37.1 million purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects.

For the six months ended July 31, 2021, cash used in investing activities of $104.9 million was primarily driven by $69.5 million net purchases of marketable securities, $28.5 million in purchases of property and equipment, and $6.4 million cash paid for acquisitions.

Cash Flows from Financing Activities

For the six months ended July 31, 2022, cash used in financing activities was primarily driven by $25.0 million used to repurchase 0.4 million shares of common stock at an average price of $63.52 per share through our stock repurchase program which commenced in the second quarter of fiscal 2023, and $9.1 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

For the six months ended July 31, 2021, cash used in financing activities was primarily driven by $193.6 million payments for tax withholding on share settlements, net of proceeds associated with equity plans and $61.7 million in repayments of our 2023 Notes.

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

DocuSign, Inc. | 2023 Form 10Q | 29

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

There have been no material changes to our critical accounting policies and estimates as described in our fiscal 2022 Annual Report on Form 10-K.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, acquisition-related expenses, fair value adjustments to strategic investments, executive transition costs, lease-related impairment and lease-related charges, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For fiscal 2023, we determined the projected non-GAAP tax rate to be 20% tax rate.

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
DocuSign, Inc. | 2023 Form 10Q | 30

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

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
GAAP gross profit	$485,480	$398,064	$941,756	$761,900
Add: Stock-based compensation	19,472	13,985	35,167	25,537
Add: Amortization of acquisition-related intangibles	2,403	3,328	4,807	6,500
Add: Employer payroll tax on employee stock transactions	530	2,121	1,321	4,895
Add: Lease-related impairment and lease-related charges	265	—	265	—
Non-GAAP gross profit	$508,150	$417,498	$983,316	$798,832
GAAP gross margin	78%	78%	78%	78%
Non-GAAP adjustments	4%	4%	3%	3%
Non-GAAP gross margin	82%	82%	81%	81%

GAAP subscription gross profit	$497,263	$408,303	$961,355	$782,167
Add: Stock-based compensation	12,994	7,539	23,607	13,557
Add: Amortization of acquisition-related intangibles	2,403	3,328	4,807	6,500
Add: Employer payroll tax on employee stock transactions	332	971	840	2,413
Add: Lease-related impairment and lease-related charges	194	—	194	—
Non-GAAP subscription gross profit	$513,186	$420,141	$990,803	$804,637
GAAP subscription gross margin	82%	83%	82%	83%
Non-GAAP adjustments	3%	2%	2%	2%
Non-GAAP subscription gross margin	85%	85%	84%	85%

GAAP professional services and other gross loss	$(11,783)	$(10,239)	$(19,599)	$(20,267)
Add: Stock-based compensation	6,478	6,446	11,560	11,980
Add: Employer payroll tax on employee stock transactions	198	1,150	481	2,482
Add: Lease-related impairment and lease-related charges	71	—	71	—
Non-GAAP professional services and other gross loss	$(5,036)	$(2,643)	$(7,487)	$(5,805)
GAAP professional services and other gross margin	(69)%	(54)%	(54)%	(56)%
Non-GAAP adjustments	39%	40%	33%	40%
Non-GAAP professional services and other gross margin	(30)%	(14)%	(21)%	(16)%

DocuSign, Inc. | 2023 Form 10Q | 31

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
GAAP loss from operations	$(41,090)	$(22,611)	$(60,316)	$(33,348)
Add: Stock-based compensation	141,207	99,959	251,930	181,095
Add: Amortization of acquisition-related intangibles	5,033	6,661	10,641	13,191
Add: Employer payroll tax on employee stock transactions	3,385	11,585	8,484	27,868
Add: Acquisition-related expenses	—	221	—	387
Add: Executive transition costs	1,804	—	1,804	—
Add: Lease-related impairment and lease-related charges	1,828	3,892	1,828	3,892
Non-GAAP income from operations	$112,167	$99,707	$214,371	$193,085
GAAP operating margin	(7)%	(4)%	(5)%	(3)%
Non-GAAP adjustments	25%	23%	23%	23%
Non-GAAP operating margin	18%	19%	18%	20%

Reconciliation of net income (loss):

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
GAAP net loss	$(45,078)	$(25,501)	$(72,451)	$(33,855)
Add: Stock-based compensation	141,207	99,959	251,930	181,095
Add: Amortization of acquisition-related intangibles	5,033	6,661	10,641	13,191
Add: Employer payroll tax on employee stock transactions	3,385	11,585	8,484	27,868
Add: Acquisition-related expenses	—	221	—	387
Add: Amortization of debt discount and issuance costs	1,198	1,274	2,482	2,593
Less: Fair value adjustments to strategic investments	(89)	(151)	(429)	(5,270)
Add: Executive transition costs	1,804	—	1,804	—
Add: Lease-related impairment and lease-related charges	1,828	3,892	1,828	3,892
Add: Income tax effect of non-GAAP adjustments (1)	(19,171)	—	(36,692)	—
Non-GAAP net income	$90,117	$97,940	$167,597	$189,901
(1) Represents the income tax adjustment using our estimated non-GAAP tax rate of 20%. Estimating a non-GAAP tax rate of 20%, the income tax effect of non-GAAP adjustments was $19.5 million for the three months ended July 31, 2021, and $36.3 million for the six months ended July 31, 2021.

Computation of free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$120,879	$177,669	$317,165	$313,266
Less: Purchases of property and equipment	(15,404)	(15,938)	(37,113)	(28,534)
Non-GAAP free cash flow	$105,475	$161,731	$280,052	$284,732
Net cash used in investing activities	$(83,338)	$(34,371)	$(145,852)	$(104,877)
Net cash used in financing activities	$(35,453)	$(142,350)	$(34,103)	$(255,304)

DocuSign, Inc. | 2023 Form 10Q | 32

Computation of billings:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Revenue	$622,184	$511,844	$1,210,876	$980,923
Add: Contract liabilities and refund liability, end of period	1,094,939	939,826	1,094,939	939,826
Less: Contract liabilities and refund liability, beginning of period	(1,074,460)	(857,969)	(1,049,106)	(800,940)
Add: Contract assets and unbilled accounts receivable, beginning of period	18,756	19,737	18,273	21,021
Less: Contract assets and unbilled accounts receivable, end of period	(13,695)	(18,067)	(13,695)	(18,067)
Non-GAAP billings	$647,724	$595,371	$1,261,287	$1,122,763

DocuSign, Inc. | 2023 Form 10Q | 33

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of July 31, 2022, we had cash, cash equivalents and investments totaling $1.1 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $3.1 million decrease of the fair value of our investment portfolio as of July 31, 2022. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
We had no exposure to changes in interest rates from debt obligations at July 31, 2022 as our 2023 Notes and 2024 Notes were issued at fixed rates of 0.5% and 0%. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of July 31, 2022. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the second quarter of fiscal 2023 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

DocuSign, Inc. | 2023 Form 10Q | 34

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

DocuSign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our response to the amended complaint is due on September 16, 2022, and we believe its allegations are devoid of merit.

An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

Three putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Potteti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; and on May 20, 2022, also in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former officers, as defendants. While the complaints vary, they are based largely on the same allegations as the securities class action suit described above, as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The Complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The Delaware suit (Potteti) was voluntarily dismissed on September 1, 2022.

ITEM 1A. RISK FACTORS

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this Risk Factors Summary. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business. As a result, the following summary risks do not contain all the information that may be important to you, and you should read them together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” and with the other information in this Quarterly Report on Form 10-Q. Additional risks beyond those summary risks discussed below, in “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q, could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. Consistent with the foregoing, we are exposed to a variety of risks, including the following significant risks:

DocuSign, Inc. | 2023 Form 10Q | 35

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

▪We depend on co-located data centers and third-party cloud providers, as well as our own technical operations infrastructure to provide our products and solutions to our customers in a timely manner. Interruptions or delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

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

▪We rely on the performance of highly skilled personnel, including our senior leadership team and other key employees, and failing to attract, integrate or retain such employees could harm our business.

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

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including in the preceding Risk Factors Summary, and our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Business and Industry

DocuSign, Inc. | 2023 Form 10Q | 36

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

▪fluctuations in demand for, or pricing of, our products and solutions, including due to the COVID-19 pandemic, competition, and differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change;
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
DocuSign, Inc. | 2023 Form 10Q | 37

▪new technological innovations or standards that our DocuSign eSignature product does not address;
▪changes in regulations;
▪sensitivity to our current or future pricing;
▪our inability to release enhanced versions of our DocuSign eSignature product on a timely basis; and
▪macro- and micro-economic effects of the COVID-19 pandemic or other public health crises.

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

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users with our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic and global market conditions, including as a result of the COVID-19 pandemic. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

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
DocuSign, Inc. | 2023 Form 10Q | 38

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

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $72.5 million and $33.9 million in the six months ended July 31, 2022 and 2021, and as of July 31, 2022, we had an accumulated deficit of $1.5 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
▪hire, retain, train, and integrate our employee base including our sales force, research and development teams and key employees;
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
▪our technology infrastructure, including information technology systems, systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;
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

As use of our products and solutions grows and as customers use them for more types of transactions, we will need to devote additional resources to improving our application architecture, integrating with third-party systems and maintaining or scaling our technology infrastructure and performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base.
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

For example, we are in the process of implementing a new enterprise resource planning, or ERP system, which is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. ERP system implementations are complex projects that require significant investment of capital and human resources, the reengineering of many business processes and the attention of many employees who would otherwise be focused on other aspects of our business. As the implementation continues, we may experience delays, increased costs, and other difficulties. We may also experience difficulties, which could disrupt our operations, the management of our finances and the reporting of our financial results. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, could harm our business, financial condition, and operating results. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.

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
DocuSign, Inc. | 2023 Form 10Q | 46

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of July 31, 2022, we had outstanding $37.1 million aggregate principal amount of the 2023 Notes, $690.0 million aggregate principal amount of the 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

We intend to continue to make investments to support our business and, in the future, we may require additional funds. Additional financing may not be available on favorable terms, if at all. In addition, in the event that we incur additional
DocuSign, Inc. | 2023 Form 10Q | 47

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

As of July 31, 2022, we had $37.1 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:

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
DocuSign, Inc. | 2023 Form 10Q | 48

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

For more information on our pending legal proceedings, see Part II, Item 1. Legal Proceedings of this Form 10-Q.

Regardless of the merits or ultimate outcome of any claims that have been or may be brought against us or that we may bring against others, lawsuits are time-consuming and expensive to resolve, divert management’s time and attention, and could harm our reputation. Although we carry general liability and other forms of insurance, our insurance may not
DocuSign, Inc. | 2023 Form 10Q | 49

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

We rely on the performance of highly skilled personnel, including our management and other key employees, and failing to attract, integrate, or retain such employees could harm our business.

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. In the last 12 months, there have been significant changes to our senior leadership team. For example, in June 2022, Dan Springer, our President and Chief Executive Officer, and Scott Olrich, our Chief Operating Officer, resigned from the Company, and in June 2022, Mary Agnes (“Maggie”) Wilderotter, our director and Board Chair, was appointed as our interim President and Chief Executive Officer. There have been several other transitions in our senior leadership team in recent months.

These changes, and any future significant leadership changes or senior management transitions, such as the hiring of a permanent chief executive officer, involve inherent risk. Any failure to find a timely and suitable replacement, or to ensure an effective transition, could hinder our strategic planning, business execution and future performance. In addition, executive leadership transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge, or result in changes to business strategy or objectives, and has the potential to negatively impact our operations and relationships with employees and customers due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity, and increased turnover.

Our future success, and our ability to achieve our operational and business objectives, depends in large part on the successful recruitment, integration and continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are essential to the development of our technology, platform, future vision, and strategic direction. Our senior management and key employees are employed on an at-will basis, meaning that we may terminate their employment at any time, with or without cause, and they may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, integrate, retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed.

We also are dependent on the continued service of our existing software engineers because of the complexity of our products and solutions. In particular, we compete with many other companies for software developers with high levels of experience and skilled sales and operations professionals in an increasingly tight U.S. labor market. We also require skilled product development, marketing, sales, finance and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in our principal U.S. locations in the San Francisco Bay Area and Seattle. Competition for these employees in our industry (and especially in our principal U.S. locations) is intense, and many of the companies we compete with for experienced personnel have greater resources than we do. To remain competitive, we may experience increased compensation-related expenses.

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

DocuSign, Inc. | 2023 Form 10Q | 50

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2022, 2021 and 2020 total revenue generated from customers outside the U.S. was 23%, 20% and 18% of our total revenue. As of July 31, 2022, we have offices in 12 countries and approximately 32% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
DocuSign, Inc. | 2023 Form 10Q | 51

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
DocuSign, Inc. | 2023 Form 10Q | 52

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

In addition, as we continue to scale and improve our operations, including our internal systems and processes, we are currently implementing, and in the future may seek to implement, a variety of critical systems, such as billing, human resource, financial reporting and accounting systems. The implementation and transition to any new critical system, such as our new ERP system, may be disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations and result in compromised internal reporting and processes. Moreover, since most of our employees (including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting) are working and are expected to continue to work for the near term, in either a fully remote or a hybrid environment, risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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
DocuSign, Inc. | 2023 Form 10Q | 53

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

Changes in tax laws, rulings and interpretations may subject us to potential adverse tax consequences, which could negatively affect our financial position and results of operations.

We operate globally and are subject to taxes in the U.S. and numerous other jurisdictions throughout the world, and the tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws (including provisions of the recently enacted federal tax legislation titled the Inflation Reduction Act), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position and results of operations.

Additionally, our corporate structure and associated transfer pricing policies contemplate future growth into international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. We may be subject to taxation in international jurisdictions with increasingly complex tax laws and precedents which could have an adverse effect on our liquidity and operating results. The amount of taxes we pay in these different jurisdictions may depend on the application of the tax laws of those jurisdictions, including the U.S., to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Furthermore, tax authorities in the jurisdictions in which we operate may challenge our transfer pricing policies and
DocuSign, Inc. | 2023 Form 10Q | 54

intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or to our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries which could have a material impact on us and the results of our operations.

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
DocuSign, Inc. | 2023 Form 10Q | 55

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
DocuSign, Inc. | 2023 Form 10Q | 56

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

DocuSign, Inc. | 2023 Form 10Q | 57

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
DocuSign, Inc. | 2023 Form 10Q | 58

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
DocuSign, Inc. | 2023 Form 10Q | 59

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

During the pandemic, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers, including shifting to hybrid work arrangements, imposing work-related travel restrictions for our employees and shifting customer, partner and investor events to virtual-only formats. We continue to assess the efficacy and continuation of these measures based on evolving conditions and applicable laws and regulations. There can be no assurance that these measures will be effective, or that we can adopt or continue them without adversely affecting our business operations and financial condition. Changes in our operations in response to the pandemic may result in inefficiencies or delays that cannot be fully mitigated through succession planning, remote or hybrid work arrangements or teleconferencing technologies. These mitigation efforts may also lead to inefficiencies of our employees, operational and cybersecurity risks and other circumstances which could have an adverse impact to our results of operations and financial condition.

Finally, the effects of the COVID-19 pandemic, or the easing of COVID-19-related restrictions, also may heighten other risks, including significant volatility in global markets and the trading price of our common stock. The full impact of the pandemic on our business will continue to depend on future developments, including but not limited to, the emergence of new coronavirus variants, the actions undertaken to contain the virus or mitigate its impacts and the easing or removal of such actions, vaccine efficacy against COVID-19 variants, current or future travel restrictions and the related impact to the global economic environment, all of which could evolve and are difficult to predict. Additionally, due to our subscription-based business model, the full effects of these changes may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic continues to have a substantial impact on our employees, partners or customers or if the abatement of the pandemic results in decreased demand or a more challenging sales environment, our business, results of operations and financial condition may be harmed. To the extent that the pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section will be exacerbated.

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

DocuSign, Inc. | 2023 Form 10Q | 60

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, data security breaches, regional or global conflicts, and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems, including our ERP system, for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, public health crisis (such as the COVID-19 pandemic), power loss, telecommunications failure or other similar catastrophic event, including as a result of the effects of climate change, could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our products and solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, including any errors, defects or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our operating results. Additionally, while we believe our exposure from the recent conflict in Ukraine is limited, we could experience unanticipated disruptions to our business as a result of current or future regional and global conflicts, including sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions, increased risks of potential cyberattacks, related impacts to our customers, or micro- or macro-economic effects on the global economy.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended July 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
June 1 - June 30	213,882	$63.19	213,882	$186,486
July 1 - July 31	179,682	$63.97	179,682	$174,992
Total	393,564		393,564	$174,992

(1) In March 2022, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. Repurchases of our common stock may be effected from time to time, either on the open market, block trades, in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. See Note 8 "Stockholders’ Equity and Equity Incentive Plans" of this Quarterly Report on Form 10-Q for additional information related to stock repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
DocuSign, Inc. | 2023 Form 10Q | 61

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 10, 2022
10.1#	Offer Letter, dated June 17, 2022, by and between Mary Agnes Wilderotter and the Registrant.	8-K	001-38465	10.1	June 22, 2022
10.2#	Amendment to Amended and Restated Executive Severance and Change in Control Agreement, dated June 21, 2022, by and between Cynthia Gaylor and the Registrant.	8-K	001-38465	10.2	June 22, 2022
10.3#	Amendment to Executive Severance and Change in Control Agreement, dated June 21, 2022, by and between James Shaughnessy and the Registrant.	8-K	001-38465	10.3	June 22, 2022
10.4#	Amendment to Executive Severance and Change in Control Agreement, dated June 21, 2022, by and between Stephen Shute and the Registrant.	8-K	001-38465	10.4	June 22, 2022
10.5#	Separation Agreement and General Release of Claims, dated July 28, 2022, by and between Scott Olrich and the Registrant.	8-K	001-38465	10.1	July 29, 2022
10.6#	Offer Letter, dated as of May 19, 2022, by and between Inhi Cho Suh and the Registrant.	8-K	001-38465	10.1	September 8, 2022
10.7#	Executive Severance and Change in Control Agreement, dated as of July 5, 2022, by and between Inhi Cho Suh and the Registrant.	8-K	001-38465	10.2	September 8, 2022
10.8#	Amendment to Executive Severance and Change in Control Agreement, dated as of July 5, 2022, by and between Inhi Cho Suh and the Registrant.	8-K	001-38465	10.3	September 8, 2022
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
DocuSign, Inc. | 2023 Form 10Q | 62

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan, contract or agreement
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

DocuSign, Inc. | 2023 Form 10Q | 63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 8, 2022

DOCUSIGN, INC.

By:	/s/ Mary Agnes Wilderotter
Mary Agnes Wilderotter
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Chief Financial Officer
(Principal Accounting and Financial Officer)

DocuSign, Inc. | 2023 Form 10Q | 64