Form 10-Q
period 2022-10-31
DOCUSIGN, INC.
filed 2022-12-08
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 201,074,148 shares of common stock, par value $0.0001, outstanding at November 30, 2022.

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

These risks and uncertainties include, among other things, risks related to our expectations regarding global macro-economic conditions, including the effects of inflation, rising and fluctuating interest rates and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market, and the development of the market for our products, which is new and evolving; our ability to effectively sustain and manage our growth and future expenses, achieve and maintain future profitability, attract new customers and maintain and expand our existing customer base; our ability to effectively implement and execute our restructuring plan; the impact of the coronavirus pandemic (the “COVID-19 pandemic”) or its abatement, on our business, results of operations, financial condition, and future profitability and growth; the impact of the evolving COVID-19 pandemic on the businesses of our customers, partners and suppliers, and the economy; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; the effects of increased competition in our market and our ability to compete effectively; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to identify targets for and execute potential acquisitions; our ability to successfully integrate the operations of businesses we may acquire, and to realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts or related government sanctions; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

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
DocuSign, Inc. | 2023 Form 10Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	October 31, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$632,620	$509,059
Investments—current	342,730	293,763
Accounts receivable, net of allowance for doubtful accounts of $5,203 and $5,807 as of October 31, 2022 and January 31, 2022	422,612	440,950
Contract assets—current	13,609	12,588
Prepaid expenses and other current assets	68,814	63,236
Total current assets	1,480,385	1,319,596
Investments—noncurrent	129,783	94,938
Property and equipment, net	196,127	184,664
Operating lease right-of-use assets	92,155	126,021
Goodwill	352,423	355,058
Intangible assets, net	75,232	98,816
Deferred contract acquisition costs—noncurrent	329,958	311,835
Other assets—noncurrent	75,521	50,337
Total assets	$2,731,584	$2,541,265
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$47,176	$52,804
Accrued expenses and other current liabilities	96,227	91,377
Accrued compensation	146,297	160,163
Convertible senior notes—current	36,921	—
Contract liabilities—current	1,088,197	1,029,891
Operating lease liabilities—current	34,713	37,404
Total current liabilities	1,449,531	1,371,639
Convertible senior notes, net—noncurrent	684,861	718,487
Contract liabilities—noncurrent	15,242	16,725
Operating lease liabilities—noncurrent	81,237	126,340
Deferred tax liability—noncurrent	10,400	9,316
Other liabilities—noncurrent	21,807	23,255
Total liabilities	2,263,078	2,265,762
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of October 31, 2022 and January 31, 2022	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 201,069 shares outstanding as of October 31, 2022; 500,000 shares authorized, 198,834 shares outstanding as of January 31, 2022	20	20
Treasury stock, at cost: 10 and 7 shares as of October 31, 2022 and January 31, 2022	(1,785)	(1,532)
Additional paid-in capital	2,108,062	1,720,013
Accumulated other comprehensive loss	(34,244)	(4,809)
Accumulated deficit	(1,603,547)	(1,438,189)
Total stockholders’ equity	468,506	275,503
Total liabilities and stockholders' equity	$2,731,584	$2,541,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2023 Form 10Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue:
Subscription	$624,055	$528,573	$1,798,500	$1,473,266
Professional services and other	21,408	16,890	57,839	53,119
Total revenue	645,463	545,463	1,856,339	1,526,385
Cost of revenue:
Subscription	102,524	84,579	315,614	247,105
Professional services and other	27,018	31,396	83,048	87,892
Total cost of revenue	129,542	115,975	398,662	334,997
Gross profit	515,921	429,488	1,457,677	1,191,388
Operating expenses:
Sales and marketing	313,783	275,619	938,062	777,110
Research and development	115,934	102,603	354,693	282,670
General and administrative	85,553	54,624	224,587	168,314
Restructuring and other related charges	28,082	—	28,082	—
Total operating expenses	543,352	432,846	1,545,424	1,228,094
Loss from operations	(27,431)	(3,358)	(87,747)	(36,706)
Interest expense	(1,456)	(1,485)	(4,737)	(4,826)
Interest income and other income (expense), net	820	(940)	(2,827)	4,034
Loss before provision for (benefit from) income taxes	(28,067)	(5,783)	(95,311)	(37,498)
Provision for (benefit from) income taxes	1,799	(107)	7,006	2,033
Net loss	$(29,866)	$(5,676)	$(102,317)	$(39,531)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.03)	$(0.51)	$(0.20)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	201,393	197,597	200,569	195,996

Other comprehensive loss:
Foreign currency translation loss, net of tax	$(6,787)	$(4,720)	$(23,641)	$(6,142)
Unrealized losses on investments, net of tax	(3,011)	(415)	(5,794)	(711)
Other comprehensive loss	(9,798)	(5,135)	(29,435)	(6,853)
Comprehensive loss	$(39,664)	$(10,811)	$(131,752)	$(46,384)

Stock-based compensation expense included in costs and expenses
Cost of revenue—subscription	$11,665	$8,095	$35,272	$21,652
Cost of revenue—professional services and other	6,767	7,270	18,327	19,250
Sales and marketing	57,925	49,663	166,574	134,720
Research and development	35,506	30,074	108,689	76,811
General and administrative	23,384	14,338	58,314	38,103
Restructuring and other related charges	5,590	—	5,590	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at July 31, 2022	200,771	$20	$1,968,852	$(1,648)	$(24,446)	$(1,535,647)	$407,131
Exercise of stock options	36	—	383	—	—	—	383
Settlement of restricted stock units and employee stock purchase plan	733	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	—	—	(21,470)	(137)	—	—	(21,607)
Employee stock purchase plan	270	—	12,375	—	—	—	12,375
Repurchases of common stock	(741)	—	—	—	—	(38,034)	(38,034)
Employee stock-based compensation	—	—	147,922	—	—	—	147,922
Net loss	—	—	—	—	—	(29,866)	(29,866)
Other comprehensive loss, net	—	—	—	—	(9,798)	—	(9,798)
Balances at October 31, 2022	201,069	$20	$2,108,062	$(1,785)	$(34,244)	$(1,603,547)	$468,506

Balances at July 31, 2021	196,467	$20	$1,611,897	$(1,219)	$3,246	$(1,402,068)	$211,876
Settlement of convertible senior notes due in 2023	32	—	(32)	—	—	—	(32)
Exercise of stock options	357	—	9,358	—	—	—	9,358
Settlement of restricted stock units and employee stock purchase plan	767	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(106,098)	(313)	—	—	(106,411)
Employee stock purchase plans	131	—	22,910	—	—	—	22,910
Employee stock-based compensation	—	—	112,679	—	—	—	112,679
Net loss	—	—	—	—	—	(5,676)	(5,676)
Other comprehensive loss, net	—	—	—	—	(5,135)	—	(5,135)
Balances at October 31, 2021	197,754	$20	$1,650,714	$(1,532)	$(1,889)	$(1,407,744)	$239,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2022 Form 10Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2022	198,834	$20	$1,720,013	$(1,532)	$(4,809)	$(1,438,189)	$275,503
Exercise of stock options	755	—	11,009	—	—	—	11,009
Settlement of restricted stock units and employee stock purchase plan	2,081	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(68,826)	(253)	—	—	(69,079)
Employee stock purchase plan	534	—	36,526	—	—	—	36,526
Repurchases of common stock	(1,135)	—	—	—	—	(63,041)	(63,041)
Employee stock-based compensation	—	—	409,340	—	—	—	409,340
Net loss	—	—	—	—	—	(102,317)	(102,317)
Other comprehensive loss, net	—	—	—	—	(29,435)	—	(29,435)
Balances at October 31, 2022	201,069	$20	$2,108,062	$(1,785)	$(34,244)	$(1,603,547)	$468,506

Balances at January 31, 2021	192,807	$19	$1,702,254	$(1,048)	$4,964	$(1,380,452)	$325,737
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(86,144)	—	—	12,239	(73,905)
Settlement of convertible senior notes due in 2023	619	1	(757)	—	—	—	(756)
Exercise of stock options	1,468	—	21,176	—	—	—	21,176
Settlement of restricted stock units and employee stock purchase plan	2,586	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(333,991)	(484)	—	—	(334,475)
Employee stock purchase plan	264	—	46,077	—	—	—	46,077
Charitable donation of common stock	10	—	3,000	—	—	—	3,000
Employee stock-based compensation	—	—	299,099	—	—	—	299,099
Net loss	—	—	—	—	—	(39,531)	(39,531)
Other comprehensive loss, net	—	—	—	—	(6,853)	—	(6,853)
Balances at October 31, 2021	197,754	$20	$1,650,714	$(1,532)	$(1,889)	$(1,407,744)	$239,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2022 Form 10Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(102,317)	$(39,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,976	61,163
Amortization of deferred contract acquisition and fulfillment costs	134,381	100,759
Amortization of debt discount and transaction costs	3,725	3,848
Non-cash operating lease costs	20,468	20,176
Stock-based compensation expense	392,765	290,536
Deferred income taxes	3,045	(2,360)
Other	13,540	5,598
Changes in operating assets and liabilities:
Accounts receivable	18,338	17,969
Prepaid expenses and other current assets	(7,593)	(12,890)
Deferred contract acquisition and fulfillment costs	(161,620)	(147,946)
Other assets	(15,707)	(11,290)
Accounts payable	(1,739)	6,703
Accrued expenses and other liabilities	873	11,886
Accrued compensation	(15,827)	(22,781)
Contract liabilities	56,824	161,047
Operating lease liabilities	(33,430)	(24,212)
Net cash provided by operating activities	369,702	418,675
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	—	(6,388)
Purchases of marketable securities	(402,249)	(302,762)
Sales of marketable securities	—	3,070
Maturities of marketable securities	311,769	193,071
Purchases of strategic and other investments	(3,625)	(750)
Purchases of property and equipment	(53,590)	(43,926)
Net cash used in investing activities	(147,695)	(157,685)
Cash flows from financing activities:
Repayments of convertible senior notes	(16)	(64,835)
Repurchases of common stock	(63,041)	—
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(67,120)	(323,109)
Proceeds from exercise of stock options	11,009	21,176
Proceeds from employee stock purchase plan	36,526	46,077
Net cash used in financing activities	(82,642)	(320,691)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(14,652)	(2,472)
Net increase (decrease) in cash, cash equivalents and restricted cash	124,713	(62,173)
Cash, cash equivalents and restricted cash at beginning of period (1)	509,679	566,336
Cash, cash equivalents and restricted cash at end of period (1)	$634,392	$504,163
(1) $1.8 million of restricted cash was included in Other assets—noncurrent at October 31, 2022. $0.6 million of restricted cash was included in both Prepaid expenses and other current assets and Other assets—noncurrent at January 31, 2022. $0.3 million of restricted cash was included in Prepaid expenses and other current assets at October 31, 2021, and in Other assets—noncurrent at January 31, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2022 Form 10Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended October 31,
(in thousands)	2022	2021
Supplemental disclosure:
Cash paid for interest	$185	$349
Cash paid for operating lease liabilities	28,063	30,178
Cash paid for income taxes	5,630	5,637
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$726	$9,128
Operating lease right-of-use assets exchanged for lease obligations	930	—
Fair value of shares issued as part of the repayments of convertible senior notes	2	142,501

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

DocuSign, Inc. (“we,” “our”, “us”, or “Company”) was incorporated in the State of Washington in April 2003. We merged with and into DocuSign, Inc., a Delaware corporation, in March 2015.

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023.

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

The COVID-19 pandemic and related developments have created and may continue to create significant uncertainty in global financial markets, which may decrease technology spending, depress demand for our products and harm our business and results of operations. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities, except for certain subleases that resulted in impairment losses of $3.9 million on operating lease right-of-use assets recorded during the nine months ended October 31, 2021. These estimates may change as new events occur and additional information is obtained, which could be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

DocuSign, Inc. | 2022 Form 10Q | 11

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our fiscal 2022 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% of our revenue for both the three and nine months ended October 31, 2022 and 2021.

Performance Obligations

As of October 31, 2022, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.7 billion. We expect to recognize 58% of the transaction price allocated to remaining performance obligations within the 12 months following October 31, 2022 in our condensed consolidated statement of operations and comprehensive loss.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been fully invoiced to our customers where there remains a performance obligation, typically for our multi-year arrangements. Total contract assets were $13.6 million and $12.6 million as of October 31, 2022 and January 31, 2022. The change in contract assets reflects the difference in timing between the satisfaction of our remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the nine months ended October 31, 2022 and 2021, we recognized revenue of $951.2 million and $730.7 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

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

Geographic Information

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
U.S.	$488,280	$417,296	$1,401,355	$1,183,601
International	157,183	128,167	454,984	342,784
Total revenue	$645,463	$545,463	$1,856,339	$1,526,385

DocuSign, Inc. | 2022 Form 10Q | 12

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	October 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$2,941	$—	$—	$2,941
Level 2:
Cash equivalents(1)
Commercial paper	24,901	—	(15)	24,886
Available-for-sale securities
Commercial paper	126,481	—	(762)	125,719
Corporate notes and bonds	323,071	—	(5,930)	317,141
Municipal notes and bonds	7,976	—	(107)	7,869
U.S. governmental securities	22,311	—	(527)	21,784
Level 2 total	504,740	—	(7,341)	497,399
Total	$507,681	$—	$(7,341)	$500,340

	January 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$110,716	$—	$—	$110,716
Level 2:
Cash equivalents(1)
Commercial paper	3,499	—	—	3,499
Available-for-sale securities
Commercial paper	126,371	1	(175)	126,197
Corporate notes and bonds	243,840	—	(1,296)	242,544
U.S. governmental securities	20,036	—	(76)	19,960
Level 2 total	393,746	1	(1,547)	392,200
Total	$504,462	$1	$(1,547)	$502,916

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of October 31, 2022 and January 31, 2022, in addition to cash of $604.8 million and $394.9 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs. The fair value of our Level 3 investments is determined based on an income approach using unobservable inputs.

DocuSign, Inc. | 2023 Form 10Q | 13

The fair value of our available-for-sale securities as of October 31, 2022, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$342,730
Due in one to two years	129,783
$472,513

As of October 31, 2022 and January 31, 2022, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of October 31, 2022 and January 31, 2022.

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

(in thousands)	October 31, 2022	January 31, 2022
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$37,083	$37,099
Fair value amount	36,816	65,440

0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	649,152	656,363

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	October 31, 2022	January 31, 2022
Computer and network equipment	$133,346	$127,799
Software, including capitalized software development costs	84,508	82,537
Furniture and office equipment	20,721	20,939
Leasehold improvements	79,013	79,811
	317,588	311,086
Less: Accumulated depreciation	(202,897)	(170,261)
	114,691	140,825
Work in progress	81,436	43,839
Total	$196,127	$184,664

Depreciation and amortization expense associated with property and equipment was $16.4 million and $14.2 million for the three months ended October 31, 2022 and 2021, and $48.2 million and $42.0 million for the nine months ended October 31, 2022 and 2021. This included amortization expense related to capitalized internally-developed software costs of $4.1 million and $2.5 million for the three months ended October 31, 2022 and 2021, and $13.9 million and $6.6 million for the nine months ended October 31, 2022 and 2021.

For the three months ended October 31, 2022 and 2021, we capitalized $20.7 million and $9.5 million of internally developed software, including $6.1 million and $2.5 million of capitalized stock-based compensation expense in the three months ended October 31, 2022 and 2021. For the nine months ended October 31, 2022 and 2021, we
DocuSign, Inc. | 2023 Form 10Q | 14

capitalized $47.7 million and $26.6 million of internally developed software, including $13.8 million and $6.7 million of capitalized stock-based compensation expense in the nine months ended October 31, 2022 and 2021.

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Nine Months Ended October 31,
(in thousands)	2022	2021
Deferred Contract Acquisition Costs:
Beginning balance	$315,158	$262,519
Additions to deferred contract acquisition costs	127,071	124,688
Amortization of deferred contract acquisition costs	(99,535)	(82,043)
Cumulative translation adjustment	(8,001)	(2,312)
Ending balance	$334,693	$302,852

Deferred Contract Fulfillment Costs:
Beginning balance	$19,088	$12,506
Additions to deferred contract fulfillment costs	34,548	23,258
Amortization of deferred contract fulfillment costs	(34,846)	(18,695)
Cumulative translation adjustment	(1,088)	—
Ending balance	$17,702	$17,069

Note 6. Debt

Convertible Senior Notes

In September 2018, we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023 (“2023 Notes”). The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs. Based upon the reported sales price of our common stock, the 2023 Notes became convertible on August 1, 2020 and continued to be convertible through July 31, 2022. During the three months ended October 31, 2022, the 2023 Notes did not meet the conversion terms and are not convertible.

In January 2021, we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024 (“2024 Notes,” and together with the 2023 Notes, the “Notes”). The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs. As of October 31, 2022, the conversion conditions for the 2024 Notes described in our fiscal 2022 Annual Report on Form 10-K were not met.

Conversions of the 2023 Notes

In the three months ended October 31, 2022, we did not receive conversion notices on our 2023 Notes. Settlements were immaterial during the nine months ended October 31, 2022. The 2023 Notes are within one year of maturity and are therefore classified as current liability in our consolidated balance sheets as of October 31, 2022.

DocuSign, Inc. | 2023 Form 10Q | 15

The net carrying amounts of the Notes were as follows:

(in thousands)	October 31, 2022	January 31, 2022
2023 Notes:
Principal	$37,083	$37,099
Less: unamortized transaction costs	(162)	(303)
Net carrying value of current and noncurrent liability component	$36,921	$36,796

2024 Notes:
Principal	$690,000	$690,000
Less: unamortized transaction costs	(5,138)	(8,309)
Net carrying value of noncurrent liability component	$684,862	$681,691

The effective interest rate on the 2023 Notes was 1.0%. The effective interest rate on the 2024 notes was 0.6%. Interest expense recognized related to the Notes was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$46	$41	$139	$143
Amortization of transaction costs	1,105	1,116	3,309	3,432
Total	$1,151	$1,157	$3,448	$3,575

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

Upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap prices listed above in the Capped Calls section, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. As of October 31, 2022, the market price of our common stock did not exceed the $110.00 per share cap price associated with the 2023 Notes nor the $525.30 cap price associated with the 2024 Notes; therefore, the Notes would not have caused economic dilution if converted.

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

DocuSign, Inc. | 2023 Form 10Q | 16

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2022. As of October 31, 2022, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 7. Commitments and Contingencies

As of October 31, 2022, we had outstanding unused letters of credit associated with our various operating leases totaling $5.3 million.

We have entered into certain noncancellable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of October 31, 2022, the future noncancellable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2023, remainder	$16,522
2024	47,669
2025	25,138
2026	11,762
2027	4,899
Thereafter	3,284
Total	$109,274

In May 2022, the Company entered into an agreement with a public cloud computing service provider. Under the agreement, the minimum commitment is $175.0 million through fiscal 2028. As of October 31, 2022, the remaining commitment was $165.5 million. The remaining commitment is excluded from the table above.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of October 31, 2022, and January 31, 2022. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

DocuSign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our
DocuSign, Inc. | 2023 Form 10Q | 17

securities between June 4, 2020 and June 9, 2022. We moved to dismiss the amended complaint on September 16, 2022.

An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

Four putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Potteti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; and on September 20, 2022 in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above, as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The Delaware suit (Potteti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022 staying the action in light of the securities class action and no response to the complaint will be due unless and until the stay is lifted.

DocuSign Civil Litigation

On October 25, 2022, an action was filed in the Delaware Court of Chancery, captioned Daniel D. Springer v. Mary Agnes Wilderotter and DocuSign, Inc., Civil Action No. 2022-0963-LWW, concerning Mr. Springer’s resignation from our board of directors ("Board"). Mr. Springer is seeking relief determining that he did not resign from his position on our Board and remains a director, and for an award of attorneys’ fees and costs associated with the civil action. The Company maintains that Mr. Springer previously resigned from his position on our Board (as previously disclosed on a Current Report on Form 8-K filed on October 11, 2022), is no longer a director, and is not entitled to any relief. Additionally, our Board Chair, Mary Agnes Wilderotter, is named as a defendant, although Mr. Springer seeks no separate relief from her. On November 15, 2022, the Delaware Court of Chancery issued a status quo order providing that until the first business day following the Chancery Court’s final judgment on the merits in such litigation, our board of directors will consist of the following nine individuals: Teresa Briggs, Blake J. Irving, Mr. Springer, James Beer, Cain A. Hayes, Enrique Salem, Peter Solvik, Allan Thygesen and Ms. Wilderotter. The case is currently set for trial in March 2023. We served an answer to the complaint and moved to dismiss Defendant Wilderotter from the case on November 23, 2022.

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”), the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and the Amended and Restated 2003 Stock Plan (the “2003 Plan”).

As of October 31, 2022, 40.1 million shares of our common stock were available for issuance under the 2018 Plan.

DocuSign, Inc. | 2023 Form 10Q | 18

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the nine months ended October 31, 2022 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2022	7,843	$146.52
Granted	16,211	67.67
Vested	(3,286)	108.02
Canceled	(3,096)	120.24
Unvested at October 31, 2022	17,672	$85.82

As of October 31, 2022, the weighted-average grant date fair value of unvested RSUs subject to market-based vesting conditions was $97.5 million.

As of October 31, 2022, our total unrecognized compensation cost related to RSUs was $1.1 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 3.2 years.

Stock Options

Option activity for the nine months ended October 31, 2022 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2022, all vested and exercisable	3,105	$16.41	4.45	$339,286
Exercised	(755)	14.57
Canceled/expired	(10)	17.25
Outstanding at October 31, 2022, all vested and exercisable	2,340	$17.00	3.71	$73,161

As of October 31, 2022, there was no remaining unrecognized compensation cost related to stock option grants.

2018 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of October 31, 2022, 9.4 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $5.4 million and $4.8 million for the three months ended October 31, 2022 and 2021, and $17.3 million and $13.9 million for the nine months ended October 31, 2022 and 2021.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. During the three months ended October 31, 2022, we repurchased and cancelled 0.7 million shares of common stock at an average price of $51.28 per share, for an aggregate amount of $38.0 million. During the nine months ended October 31, 2022, we repurchased and cancelled 1.1 million shares of common stock at an average price of $55.52 per share, for an aggregate amount of $63.0 million.

DocuSign, Inc. | 2023 Form 10Q | 19

Note 9. Restructuring and Other Related Charges

During the third quarter of fiscal 2023, the Board of Directors authorized a restructuring plan (the “Restructuring Plan”) that is designed to improve operating margin and support our growth, scale and profitability objectives. We expect to incur costs associated with the Restructuring Plan related to employee termination benefits and other costs mainly in the third and fourth quarters of fiscal 2023. These amounts will be recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive loss as they are incurred.

For the three months and nine months ended October 31, 2022, restructuring and other related charges were $28.1 million, and primarily composed of $27.0 million for employee termination benefits, which included stock-based compensation expense of $5.6 million.

The following table summarizes our restructuring liabilities during the nine months ended October 31, 2022:

(in thousands)	January 31, 2022	Accruals	Cash Payments	October 31, 2022
Employee termination benefits	$—	$21,027	$(17,621)	$3,406
Other	—	830	—	830
Total	$—	$21,857	$(17,621)	$4,236

Note 10. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(29,866)	$(5,676)	$(102,317)	$(39,531)
Denominator:
Weighted-average common shares outstanding	201,393	197,597	200,569	195,996
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.03)	$(0.51)	$(0.20)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	October 31,
(in thousands)	2022	2021
RSUs	15,201	8,739
Stock options	2,340	3,330
ESPP	551	136
Convertible senior notes	2,161	2,344
Total antidilutive securities	20,253	14,549

Note 11. Income Taxes

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

Our income tax provision was $1.8 million and income tax benefit was $0.1 million for the three months ended October 31, 2022 and 2021. Our income tax provision was $7.0 million and $2.0 million for the nine months ended October 31, 2022 and 2021.
DocuSign, Inc. | 2023 Form 10Q | 20

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

As of October 31, 2022, our gross unrecognized tax benefits totaled $51.4 million, excluding related accrued interest and penalties, of which $12.8 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We estimate that the total unrecognized tax benefits could decrease by $3.9 million within the next 12 months.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through October 31, 2022 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Israel Tax Authority for the period January 1, 2016 through January 31, 2021. We are not under examination in any other material jurisdiction. We believe that adequate amounts have been reserved in all jurisdictions.

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

We offer the world’s #1 e-signature product as the core part of our broader software platform that automates and connects the agreement process, which we call the DocuSign Agreement Cloud. It is designed to allow companies of all sizes and across all industries to quickly and easily make nearly every agreement, approval process or transaction digital. It provides comprehensive functionality across DocuSign eSignature and addresses the broader agreement process. As a result, over 1.3 million customers and more than a billion users worldwide utilize DocuSign to create, upload and send documents for multiple parties to sign electronically. The DocuSign Agreement Cloud allows users to complete approvals, agreements and transactions faster by building end-to-end processes. The DocuSign Agreement Cloud integrates with popular business apps, and our functionality can also be embedded using our application programming interfaces (“APIs”). Finally, the DocuSign Agreement Cloud allows our customers to automate and streamline their business-critical workflows to save time and money, while staying secure and legally compliant.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% of our revenue in the three and nine months ended October 31, 2022 and 2021. Our subscription fees include the use of our software
DocuSign, Inc. | 2023 Form 10Q | 21

platform and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in the three and nine months ended October 31, 2022 and 2021. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ deployment of our software platform, which helps drive customer retention and expansion of the use of the DocuSign Agreement Cloud.

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

We focused initially on selling our e-signature solutions to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value has increased from 785 customers as of October 31, 2021 to 1,052 customers as of October 31, 2022. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three and Nine Months Ended October 31, 2022 and 2021

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
Total revenue	$645,463	$545,463	$1,856,339	$1,526,385
Total costs and expenses	672,894	548,821	1,944,086	1,563,091
Total stock-based compensation expense	140,837	109,440	392,766	290,536
Loss from operations	(27,431)	(3,358)	(87,747)	(36,706)
Net loss	(29,866)	(5,676)	(102,317)	(39,531)
Net cash provided by operating activities	52,537	105,411	369,702	418,675
Purchases of property and equipment	(16,477)	(15,392)	(53,590)	(43,926)

Cash, cash equivalents, restricted cash and investments were $1.1 billion as of October 31, 2022.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on acquiring new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of October 31, 2022, we had a total of over 1.3 million customers, including approximately 202,000 enterprise and commercial customers, compared to over 1.1 million customers and over 159,000 enterprise and commercial customers as of October 31, 2021. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution or a distinct business unit of a large company that has an active contract to access our software platform. We define enterprise customers as companies generally included in the Global 2000. We define commercial
DocuSign, Inc. | 2023 Form 10Q | 22

customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and small-to-medium-sized businesses, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define VSBs as companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue represented 24% and 23% of our total revenue in the three months ended October 31, 2022 and 2021 and 25% and 22% in the nine months ended October 31, 2022 and 2021.

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

COVID-19 Update

The COVID-19 pandemic and related developments have caused and may continue to cause new, existing and potential customers to experience rapidly changing conditions and disruptions to their businesses. While we experienced a significant increase in paying customers and revenue during the pandemic, we later experienced periods in which the urgency of customer demand slowed. It can be difficult to predict customer demand, especially as our customers’ priorities, resources and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate. Additionally, due to our subscription-based
DocuSign, Inc. | 2023 Form 10Q | 23

business model, the full effects of these changes may not be fully reflected in our results of operations until future periods. See Risk Factors for further discussion of the risks affecting our business, financial condition and results of operations.

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

DocuSign, Inc. | 2023 Form 10Q | 24

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
Restructuring and Other Related Charges
Restructuring and other related charges consist primarily of costs associated with the Restructuring Plan announced in the third quarter of fiscal 2023. In connection with these restructuring actions or other exit actions, which were undertaken to improve operating margin and support the Company’s growth, scale and profitability objectives, we recognize costs related to termination benefits for former employees whose positions were eliminated, the write-off of facility-related balances, and other costs. We expect that the majority of the restructuring and other related charges will be incurred in the third and fourth quarters of fiscal 2023.

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

DocuSign, Inc. | 2023 Form 10Q | 25

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2022	As % of revenue	2021	As % of revenue	2022	As % of revenue	2021	As % of revenue
Revenue:
Subscription	$624,055	97%	$528,573	97%	$1,798,500	97%	$1,473,266	97%
Professional services and other	21,408	3	16,890	3	57,839	3	53,119	3
Total revenue	645,463	100	545,463	100	1,856,339	100	1,526,385	100
Cost of revenue:
Subscription	102,524	16	84,579	16	315,614	17	247,105	16
Professional services and other	27,018	4	31,396	5	83,048	4	87,892	6
Total cost of revenue	129,542	20	115,975	21	398,662	21	334,997	22
Gross profit	515,921	80	429,488	79	1,457,677	79	1,191,388	78
Operating expenses:
Sales and marketing	313,783	49	275,619	51	938,062	51	777,110	51
Research and development	115,934	18	102,603	19	354,693	19	282,670	19
General and administrative	85,553	13	54,624	9	224,587	12	168,314	10
Restructuring and other related charges	28,082	4	—	—	28,082	1	—	—
Total operating expenses	543,352	84	432,846	79	1,545,424	83	1,228,094	80
Loss from operations	(27,431)	(4)	(3,358)	(1)	(87,747)	(4)	(36,706)	(2)
Interest expense	(1,456)	—	(1,485)	—	(4,737)	—	(4,826)	—
Interest income and other income (expense), net	820	—	(940)	—	(2,827)	(1)	4,034	—
Loss before provision for (benefit from) income taxes	(28,067)	(4)	(5,783)	(1)	(95,311)	(5)	(37,498)	(2)
Provision for (benefit from) income taxes	1,799	1	(107)	—	7,006	1	2,033	1
Net loss	$(29,866)	(5)%	$(5,676)	(1)%	$(102,317)	(6)%	$(39,531)	(3)%

The following discussion and analysis is for the three and nine months ended October 31, 2022, compared to the same period in 2021, unless otherwise stated.

Revenue

	Three Months Ended October 31,		2022 versus 2021	Nine Months Ended October 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021		2022	2021
Revenue:
Subscription	$624,055	$528,573	18%	$1,798,500	$1,473,266	22%
Professional services and other	21,408	16,890	27%	57,839	53,119	9%
Total revenue	$645,463	$545,463	18%	$1,856,339	$1,526,385	22%

Subscription revenue increased by $95.5 million, or 18%, in the three months ended October 31, 2022, and by $325.2 million, or 22%, in the nine months ended October 31, 2022. The increase was primarily due to the expansion of existing customers and the addition of new customers, as well as an increase in sales to our mid-market and enterprise customers through our direct and indirect sales channels. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.
DocuSign, Inc. | 2023 Form 10Q | 26

We expect subscription revenue to continue to increase as existing customers increase their usage across their organizations while we offer new functionality, attract new customers and fully realize the potential of our acquisitions in our product offerings.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		2022 versus 2021		Nine Months Ended October 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021			2022	2021
Cost of revenue:
Subscription	$102,524	$84,579	21%		$315,614	$247,105	28%
Professional services and other	27,018	31,396	(14)%		83,048	87,892	(6)%
Total cost of revenue	$129,542	$115,975	12%		$398,662	$334,997	19%
Gross margin:
Subscription	84%	84%	—	pts	82%	83%	(1)	pts
Professional services and other	(26)%	(86)%	60	pts	(44)%	(65)%	21	pts
Total gross margin	80%	79%	1	pts	79%	78%	1	pts

Cost of subscription revenue increased by $17.9 million, or 21%, in the three months ended October 31, 2022, and by $68.5 million, or 28%, in the nine months ended October 31, 2022, primarily driven by higher costs to support our growing customer base.

Increases in the three months ended October 31, 2022, primarily consisted of:
▪$7.6 million in personnel costs and $3.6 million in stock-based compensation expense driven by higher headcount and annual salary increases; and
▪$5.4 million in operating costs to support our platform and the growth in our revenue, including increases in subscription reseller fees and hosting costs.

Increases in the nine months ended October 31, 2022, primarily consisted of:
▪$27.6 million in personnel costs and $13.6 million in stock-based compensation expense driven by higher headcount and annual salary increases;
▪$16.7 million in operating costs to support our platform and the growth in our revenue, including increases in hosting costs and subscription reseller fees; and
▪$8.0 million due to higher information technology costs.

Sales and Marketing

	Three Months Ended October 31,		2022 versus 2021	Nine Months Ended October 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021		2022	2021
Sales and marketing	$313,783	$275,619	14%	$938,062	$777,110	21%
Percentage of revenue	49%	51%		51%	51%

Sales and marketing expenses increased by $38.2 million, or 14%, in the three months ended October 31, 2022, and by $161.0 million, or 21%, in the nine months ended October 31, 2022, primarily driven by investments in workforce. In the nine months ended October 31, 2022, technology support costs also increased to accommodate demand for our products and increased interest in digital transformation of agreements.

Increases in the three months ended October 31, 2022, primarily consisted of:
▪$22.6 million in personnel costs and $8.3 million in stock-based compensation expense due to higher headcount, annual salary increases and higher commissions in line with higher sales.

Increases in the nine months ended October 31, 2022, primarily consisted of:
▪$94.1 million in personnel costs and $31.9 million in stock-based compensation expense due to higher headcount, annual salary increases, higher commissions in line with higher sales and higher payroll taxes;
▪$11.8 million due to higher information technology costs;
▪$8.5 million in marketing and advertising expense due to higher spend on in-person customer events, trade shows, and sponsorships; and
DocuSign, Inc. | 2023 Form 10Q | 27

▪$7.6 million in travel expenses due to an increase in in-person meetings and events.

Research and Development

	Three Months Ended October 31,		2022 versus 2021	Nine Months Ended October 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021		2022	2021
Research and development	$115,934	$102,603	13%	$354,693	$282,670	25%
Percentage of revenue	18%	19%		19%	19%

Research and development expenses increased by $13.3 million, or 13%, in the three months ended October 31, 2022, and by $72.0 million, or 25%, in the nine months ended October 31, 2022, primarily due to investments in workforce. Personnel costs and stock-based compensation expense increased $4.7 million and $5.4 million in the three months ended October 31, 2022, and $27.7 million and $31.9 million in the nine months ended October 31, 2022. Additionally, in the nine months ended October 31, 2022, information technology costs increased $8.2 million due to investments in information technology to support growth.

General and Administrative

	Three Months Ended October 31,		2022 versus 2021	Nine Months Ended October 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021		2022	2021
General and administrative	$85,553	$54,624	57%	$224,587	$168,314	33%
Percentage of revenue	13%	9%		12%	10%

General and administrative expenses increased by $30.9 million, or 57%, in the three months ended October 31, 2022, and by $56.3 million, or 33%, in the nine months ended October 31, 2022, primarily due to investments in workforce and technology support to accommodate growth. Personnel costs, stock-based compensation expense, information technology costs, and professional fees and other increased $6.2 million, $8.6 million, $1.9 million, and $11.9 million in the three months ended October 31, 2022, and $15.1 million, $18.9 million, $6.5 million, and $13.6 million in the nine months ended October 31, 2022.

Restructuring and Other Related Charges

Restructuring and other related charges were $28.1 million in the three and nine months ended October 31, 2022, due to the implementation of a restructuring plan in the third quarter of fiscal 2023. Restructuring costs primarily consisted of $27.0 million of employee termination benefits. There were no restructuring and other related charges in the three and nine months ended October 31, 2021.

Other Income and Expense

	Three Months Ended October 31,		2022 versus 2021	Nine Months Ended October 31,		2022 versus 2021
(in thousands, except for percentages)	2022	2021		2022	2021
Interest expense	$1,456	$1,485	(2)%	$4,737	$4,826	(2)%
Percentage of revenue	—%	—%		—%	—%

Interest income and other income (expense), net	$820	$(940)	(187)%	$(2,827)	$4,034	(170)%
Percentage of revenue	—%	—%		(1)%	—%

Interest income and other income (expense), net decreased by $6.9 million in the nine months ended October 31, 2022, primarily as a result of the increased net foreign currency exchange loss of $7.8 million due to the weakening of the euro and British pound compared to the U.S. dollar, and net gains on our strategic investments due to adjustment to fair value of certain strategic investments resulting from observable price changes decreased by $4.9 million. These decreases were partially offset by a $4.0 million increase in interest income.

DocuSign, Inc. | 2023 Form 10Q | 28

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of October 31, 2022, we had $975.4 million in cash and cash equivalents and short-term investments. We also had $129.8 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financing.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, of which $537.9 million has been settled as of October 31, 2022. In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024.

In January 2021, we entered into a $500.0 million credit facility, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available for five years until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of October 31, 2022.

Further details of these transactions are described in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We were in compliance with all debt covenants at October 31, 2022.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations in the recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.6 billion as of October 31, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our customers annually in advance. Therefore, a substantial source of our cash is from such invoices, which are included on our consolidated balance sheets in contract liabilities until revenue is recognized and in accounts receivable until cash is collected. Accordingly, collections from our customers have a material impact on our cash flows from operating activities. Contract liabilities consist of the unearned portion of billed fees for our subscriptions, which is subsequently recognized as revenue in accordance with our revenue recognition policy. Our contract liabilities increased by $56.8 million in the nine months ended October 31, 2022, compared to an increase of $161.0 million in the nine months ended October 31, 2021. The year-over-year decrease resulted in a $104.2 million decrease in cash provided by operating activities.

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

DocuSign, Inc. | 2023 Form 10Q | 29

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$369,702	$418,675
Investing activities	(147,695)	(157,685)
Financing activities	(82,642)	(320,691)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(14,652)	(2,472)
Net change in cash, cash equivalents and restricted cash	$124,713	$(62,173)

Cash Flows from Operating Activities

Cash provided by operating activities was $369.7 million and $418.7 million for the nine months ended October 31, 2022 and 2021. The year-over-year decrease of $49.0 million was primarily the result of higher operating costs to support growth and decreased contract liabilities.

Cash Flows from Investing Activities

For the nine months ended October 31, 2022, net cash used in investing activities of $147.7 million was primarily driven by $90.5 million net purchases of marketable securities and $53.6 million purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects.

For the nine months ended October 31, 2021, cash used in investing activities of $157.7 million was primarily driven by $106.6 million net purchases of marketable securities, $43.9 million in purchases of property and equipment, and $6.4 million cash paid for acquisitions.

Cash Flows from Financing Activities

For the nine months ended October 31, 2022, cash used in financing activities was primarily driven by $63.0 million used to repurchase 1.1 million shares of common stock at an average price of $55.52 per share through our stock repurchase program which commenced in the second quarter of fiscal 2023, and $19.6 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

For the nine months ended October 31, 2021, cash used in financing activities was primarily driven by $255.9 million payments for tax withholding on share settlements, net of proceeds associated with equity plans and $64.8 million in repayments of our 2023 Notes.

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

DocuSign, Inc. | 2023 Form 10Q | 30

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
The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, valuation and useful lives of acquired intangible assets in business combinations and income taxes.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, acquisition-related expenses, fair value adjustments to strategic investments, executive transition costs, lease-related impairment and lease-related charges, restructuring and other related charges, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For fiscal 2023, we determined the projected non-GAAP tax rate to be 20% tax rate.

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
DocuSign, Inc. | 2023 Form 10Q | 31

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

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
GAAP gross profit	$515,921	$429,488	$1,457,677	$1,191,388
Add: Stock-based compensation	18,432	15,365	53,599	40,902
Add: Amortization of acquisition-related intangibles	2,425	2,766	7,232	9,266
Add: Employer payroll tax on employee stock transactions	471	1,800	1,792	6,695
Add: Lease-related impairment and lease-related charges	413	—	678	—
Non-GAAP gross profit	$537,662	$449,419	$1,520,978	$1,248,251
GAAP gross margin	80%	79%	79%	78%
Non-GAAP adjustments	3%	3%	3%	4%
Non-GAAP gross margin	83%	82%	82%	82%

GAAP subscription gross profit	$521,531	$443,994	$1,482,886	$1,226,161
Add: Stock-based compensation	11,665	8,095	35,272	21,652
Add: Amortization of acquisition-related intangibles	2,425	2,766	7,232	9,266
Add: Employer payroll tax on employee stock transactions	310	873	1,150	3,286
Add: Lease-related impairment and lease-related charges	127	—	321	—
Non-GAAP subscription gross profit	$536,058	$455,728	$1,526,861	$1,260,365
GAAP subscription gross margin	84%	84%	82%	83%
Non-GAAP adjustments	2%	2%	3%	3%
Non-GAAP subscription gross margin	86%	86%	85%	86%

GAAP professional services and other gross loss	$(5,610)	$(14,506)	$(25,209)	$(34,773)
Add: Stock-based compensation	6,767	7,270	18,327	19,250
Add: Employer payroll tax on employee stock transactions	161	927	642	3,409
Add: Lease-related impairment and lease-related charges	286	—	357	—
Non-GAAP professional services and other gross profit (loss)	$1,604	$(6,309)	$(5,883)	$(12,114)
GAAP professional services and other gross margin	(26)%	(86)%	(44)%	(65)%
Non-GAAP adjustments	33%	49%	34%	42%
Non-GAAP professional services and other gross margin	7%	(37)%	(10)%	(23)%

DocuSign, Inc. | 2023 Form 10Q | 32

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
GAAP loss from operations	$(27,431)	$(3,358)	$(87,747)	$(36,706)
Add: Stock-based compensation	135,247	109,440	387,176	290,536
Add: Amortization of acquisition-related intangibles	5,113	5,971	15,754	19,162
Add: Employer payroll tax on employee stock transactions	2,536	10,104	10,977	37,972
Add: Acquisition-related expenses	—	—	—	387
Add: Restructuring and other related charges	28,082	—	28,082	—
Add: Executive transition costs	830	—	2,634	—
Add: Lease-related impairment and lease-related charges	2,677	—	4,505	3,892
Non-GAAP income from operations	$147,054	$122,157	$361,381	$315,243
GAAP operating margin	(4)%	(1)%	(5)%	(2)%
Non-GAAP adjustments	27%	23%	24%	23%
Non-GAAP operating margin	23%	22%	19%	21%

Reconciliation of net income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
GAAP net loss	$(29,866)	$(5,676)	$(102,317)	$(39,531)
Add: Stock-based compensation	135,247	109,440	387,176	290,536
Add: Amortization of acquisition-related intangibles	5,113	5,971	15,754	19,162
Add: Employer payroll tax on employee stock transactions	2,536	10,104	10,977	37,972
Add: Acquisition-related expenses	—	—	—	387
Add: Amortization of debt discount and issuance costs	1,197	1,255	3,679	3,848
Less: Fair value adjustments to strategic investments	45	—	(384)	(5,270)
Add: Restructuring and other related charges	28,082	—	28,082	—
Add: Executive transition costs	830	—	2,634	—
Add: Lease-related impairment and lease-related charges	2,677	—	4,505	3,892
Add: Income tax effect of non-GAAP adjustments (1)	(27,733)	—	(64,416)	—
Non-GAAP net income	$118,128	$121,094	$285,690	$310,996
(1) Represents the income tax adjustment using our estimated non-GAAP tax rate of 20%. Estimating a non-GAAP tax rate of 20%, the income tax effect of non-GAAP adjustments was $24.3 million for the three months ended October 31, 2021, and $60.6 million for the nine months ended October 31, 2021.

Computation of free cash flow:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$52,537	$105,411	$369,702	$418,675
Less: Purchases of property and equipment	(16,477)	(15,392)	(53,590)	(43,926)
Non-GAAP free cash flow	$36,060	$90,019	$316,112	$374,749
Net cash used in investing activities	$(1,843)	$(52,808)	$(147,695)	$(157,685)
Net cash used in financing activities	$(48,539)	$(65,387)	$(82,642)	$(320,691)

DocuSign, Inc. | 2023 Form 10Q | 33

Computation of billings:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
Revenue	$645,463	$545,463	$1,856,339	$1,526,385
Add: Contract liabilities and refund liability, end of period	1,113,131	961,243	1,113,131	961,243
Less: Contract liabilities and refund liability, beginning of period	(1,094,939)	(939,826)	(1,049,106)	(800,940)
Add: Contract assets and unbilled accounts receivable, beginning of period	13,695	18,067	18,273	21,020
Less: Contract assets and unbilled accounts receivable, end of period	(17,945)	(19,708)	(17,945)	(19,708)
Non-GAAP billings	$659,405	$565,239	$1,920,692	$1,688,000

DocuSign, Inc. | 2023 Form 10Q | 34

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of October 31, 2022, we had cash, cash equivalents and investments totaling $1.1 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $3.3 million decrease of the fair value of our investment portfolio as of October 31, 2022. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

We had no exposure to changes in interest rates from debt obligations at October 31, 2022 as our 2023 Notes and 2024 Notes were issued at fixed rates of 0.5% and 0%. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of October 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

In September 2022, we launched our new enterprise resource planning (“ERP”) system and consequently, modified the design of certain internal controls over activities related to accumulation, recording and reporting of information in our financial statements. Other than these ERP system implementation changes, there have been no other changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

DocuSign, Inc. | 2023 Form 10Q | 35

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

DocuSign, Inc. | 2023 Form 10Q | 36

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

DocuSign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. We moved to dismiss the amended complaint on September 16, 2022.

An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

Four putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Potteti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; and on September 20, 2022 in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above, as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The Delaware suit (Potteti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30,2022 staying the action in light of the securities class action and no response to the complaint will be due unless and until the stay is lifted.

DocuSign Civil Litigation

On October 25, 2022, an action was filed in the Delaware Court of Chancery, captioned Daniel D. Springer v. Mary Agnes Wilderotter and DocuSign, Inc., Civil Action No. 2022-0963-LWW, concerning Mr. Springer’s resignation from our board of directors ("Board"). Mr. Springer is seeking relief determining that he did not resign from his position on our Board and remains a director, and for an award of attorneys’ fees and costs associated with the civil action. The Company maintains that Mr. Springer previously resigned from his position on our Board (as previously disclosed on a Current Report on Form 8-K filed on October 11, 2022), is no longer a director, and is not entitled to any relief. Additionally, our Board Chair, Mary Agnes Wilderotter, is named as a defendant, although Mr. Springer seeks no separate relief from her. On November 15, 2022, the Delaware Court of Chancery issued a status quo order providing that until the first business day following the Chancery Court’s final judgment on the merits in such litigation, our board of directors will consist of the following nine individuals: Teresa Briggs, Blake J. Irving, Mr. Springer, James Beer, Cain A. Hayes, Enrique Salem, Peter Solvik, Allan Thygesen and Ms. Wilderotter. The case is currently set for trial in March 2023. We served an answer to the complaint and moved to dismiss Defendant Wilderotter from the case on November 23, 2022.
DocuSign, Inc. | 2023 Form 10Q | 37

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

DocuSign, Inc. | 2023 Form 10Q | 38

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

▪fluctuations in demand for, or pricing of, our products and solutions, including due to the effects of global macro-economic conditions, the easing of the COVID-19 pandemic, competition, and differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change;
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
▪the amount and timing of costs associated with our Restructuring Plan;
▪the time and costs related to litigation, including securities litigation and litigation pending in Delaware Chancery Court;
▪issues relating to acquisitions and partnerships with third parties;
▪general economic, market and industry conditions, including resulting from regional or global conflicts and as a result of inflation or rising interest rates;
▪the impact of new accounting pronouncements;
▪changes in laws and regulations that affect our business;
DocuSign, Inc. | 2023 Form 10Q | 39

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
DocuSign, Inc. | 2023 Form 10Q | 40

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

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $102.3 million and $39.5 million in the nine months ended October 31, 2022 and 2021, and as of October 31, 2022, we had an accumulated deficit of $1.6 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
DocuSign, Inc. | 2023 Form 10Q | 41

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
DocuSign, Inc. | 2023 Form 10Q | 42

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

DocuSign, Inc. | 2023 Form 10Q | 43

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
DocuSign, Inc. | 2023 Form 10Q | 44

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
DocuSign, Inc. | 2023 Form 10Q | 45

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
DocuSign, Inc. | 2023 Form 10Q | 46

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
DocuSign, Inc. | 2023 Form 10Q | 47

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

For example, we recently launched a new enterprise resource planning, or ERP system, which is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. ERP system implementations are complex projects that require significant investment of capital and human resources, the reengineering of many business processes and the attention of many employees who would otherwise be focused on other aspects of our business. As we transition to the new ERP system, we may also experience difficulties, which could disrupt our operations, the management of our finances and the reporting of our financial results. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, could harm our business, financial condition, and operating results. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For example, in September 2022, in response to changing economic conditions and in an effort to support our growth, scale and profitability objectives, reduce our operational costs and improve our organizational efficiency, we authorized the Restructuring Plan, as part of which we implemented a restructuring and reduction of the current workforce by approximately 9%. We expect that the execution of the Restructuring Plan will be substantially complete by the end of fiscal 2023. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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
DocuSign, Inc. | 2023 Form 10Q | 48

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

DocuSign, Inc. | 2023 Form 10Q | 49

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of October 31, 2022, we had outstanding $37.1 million aggregate principal amount of the 2023 Notes, $690.0 million aggregate principal amount of the 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

As of October 31, 2022, we had $37.1 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:

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

DocuSign, Inc. | 2023 Form 10Q | 50

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

DocuSign, Inc. | 2023 Form 10Q | 51

We have been and may in the future be subject to legal proceedings and litigation for a variety of claims, including labor and employment issues, intellectual property disputes, securities law violations, derivative litigation and other matters, which may be costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others or if the cost and time-commitment of litigation diverts resources from our other business activities.

From time to time, we have been and may in the future be involved as a party or an indemnitor in legal proceedings, disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits and proceedings regarding labor and employment issues, commercial disagreements, securities law violations and other matters. In particular, companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. We have from time to time been subject to intellectual property claims and disputes and may be subject to such claims in the future. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their alleged intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. If a third party is able to obtain an injunction preventing us from utilizing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities employed by such intellectual property and may be unable to compete effectively. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete.

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

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. In the last 12 months, there have been significant changes to our senior leadership team. For example, in June 2022, Dan Springer, our President and Chief Executive Officer, and Scott Olrich, our Chief Operating Officer, resigned from the Company, in June 2022, Mary Agnes Wilderotter, our director and Board Chair, was appointed as interim President and Chief Executive Officer, which positions Ms. Wilderotter subsequently resigned from in October 2022 upon the appointment of Allan Thygesen as our new President and Chief Executive Officer. There have been several other transitions in our senior leadership team in recent months.

These changes and any future significant leadership changes or senior management transitions involve inherent risk. Any failure to find a timely and suitable replacement and ensure an effective transition, including the effective onboarding, assimilation, and retention of our management team and key employees, could hinder our strategic planning, business execution and future performance. In addition, executive leadership transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge, or result in changes to business strategy or objectives, and has the potential to negatively impact our operations and relationships with
DocuSign, Inc. | 2023 Form 10Q | 52

employees and customers due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity, and increased turnover.

Our future success, and our ability to achieve our operational and business objectives, depends in large part on the successful recruitment, integration and continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are essential to the development of our technology, platform, future vision, and strategic direction. Our senior management and key employees are employed on an at-will basis, meaning that we may terminate their employment at any time, with or without cause, and they may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, integrate, retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed. Additionally, in September 2022, in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we authorized the Restructuring Plan, as part of which we implemented a restructuring and reduction of the current workforce by approximately 9%. We expect that the execution of the Restructuring Plan will be substantially complete by the end of fiscal 2023. This Restructuring Plan could negatively impact our ability to attract, integrate, retain and motivate key employees.

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

DocuSign, Inc. | 2023 Form 10Q | 53

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2022, 2021 and 2020 total revenue generated from customers outside the U.S. was 23%, 20% and 18% of our total revenue. As of October 31, 2022, we have offices in 12 countries and approximately 34% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
DocuSign, Inc. | 2023 Form 10Q | 54

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

In addition, as we continue to scale and improve our operations, including our internal systems and processes, we currently utilize, and in the future may seek to implement, a variety of critical systems, such as billing, human resource, financial reporting and accounting systems. The implementation and transition to any new critical system, such as our new ERP system, may be disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations and result in compromised internal reporting and processes. Moreover, since most of our employees (including those critical to
DocuSign, Inc. | 2023 Form 10Q | 55

maintaining an effective system of disclosure controls and internal control over financial reporting) are working and are expected to continue to work for the near term, in either a fully remote or a hybrid environment, risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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
DocuSign, Inc. | 2023 Form 10Q | 56

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

DocuSign, Inc. | 2023 Form 10Q | 57

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

DocuSign, Inc. | 2023 Form 10Q | 58

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
▪customer demand for our solutions and the pace of the digital transformation of business;
▪changes in senior management or key personnel;
▪general economic, regulatory and market conditions, including inflation and interest rate fluctuations;
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
▪changes in the political climate in the U.S.; and
▪terrorist attacks, natural disasters and the effects of climate change, regional and global conflicts, sanctions, laws and regulations that prohibit or limit operations in certain jurisdictions, public health crises (such as the COVID-19 pandemic) or other such events impacting countries where we have operations.

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

DocuSign, Inc. | 2023 Form 10Q | 59

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

DocuSign, Inc. | 2023 Form 10Q | 60

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the Notes, any borrowings including under our credit facility or other future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our
DocuSign, Inc. | 2023 Form 10Q | 61

financial condition at such time. Any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

During the pandemic, we experienced periods characterized by exceptionally high revenue growth, as customers rapidly shifted to remote, web-enabled operations and digital agreements. We later experienced periods in which the urgency of customer demand slowed. It can be difficult to predict customer demand, especially as their priorities, resources and economic outlook change, along with other shifting market conditions. These shifts have occurred and may in the future occur more quickly than we anticipate. If we are unable to respond quickly to changing market conditions and shifts in customer behavior, our business and results of operation could be harmed, and the trading price of our common stock could be adversely affected.

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
DocuSign, Inc. | 2023 Form 10Q | 62

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

Additionally, global events as well as geopolitical developments, including regional conflicts in Europe, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. We have not engaged in the hedging of foreign currency transactions to date, so we may not be able to effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our operating results.

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
DocuSign, Inc. | 2023 Form 10Q | 63

sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions, increased risks of potential cyberattacks, related impacts to our customers, or micro- or macro-economic effects on the global economy.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended October 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
August 1 - August 31	—	—	—	$174,992
September 1 - September 30	72,400	$55.23	72,400	$170,992
October 1 - October 31	669,000	$50.85	669,000	$136,960
Total	741,400		741,400	$136,960

(1) In March 2022, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. Repurchases of our common stock may be effected from time to time, either on the open market, block trades, in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. See Note 8 of this Quarterly Report on Form 10-Q for additional information related to stock repurchases.

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
DocuSign, Inc. | 2023 Form 10Q | 64

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 10, 2022
10.1#	Offer Letter, dated as of September 13, 2022, by and between Allan Thygesen and the Registrant.	8-K	001-38465	10.1	September 22, 2022
10.2#	Offer Letter, dated as of May 19, 2022, by and between Inhi Cho Suh and the Registrant.	8-K	001-38465	10.1	September 8, 2022
10.3#	Executive Severance and Change in Control Agreement, dated as of July 5, 2022, by and between Inhi Cho Suh and the Registrant.	8-K	001-38465	10.2	September 8, 2022
10.4#	Amendment to Executive Severance and Change in Control Agreement, dated as of July 5, 2022, by and between Inhi Cho Suh and the Registrant.	8-K	001-38465	10.3	September 8, 2022
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan, contract or agreement
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

DocuSign, Inc. | 2023 Form 10Q | 65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2022

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Chief Financial Officer
(Principal Accounting and Financial Officer)

DocuSign, Inc. | 2023 Form 10Q | 66