Form 10-K
period 2023-01-31
DOCUSIGN, INC.
filed 2023-03-27
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report.    Yes  ☒    No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of July 29, 2022, based on the closing price of $63.98 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on that date, was approximately $12.7 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant has 201,904,828 shares of common stock, par value $0.0001, outstanding at February 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission (“the SEC”), within 120 days of the fiscal year ended January 31, 2023.

DOCUSIGN, INC.
FORM 10-K
Fiscal Year Ended January 31, 2023

DocuSign, Inc.| 2023 Form 10-K | 3

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, objectives for future operations, and the impact of such assumptions on our financial conditions and results of operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, rising and fluctuating interest rates and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market; our ability to compete effectively in an evolving and competitive market; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to effectively sustain and manage our growth and future expenses and achieve and maintain future profitability; our ability to attract new customers and maintain and expand our existing customer base; our ability to effectively implement and execute our restructuring plans; our ability to scale and update our platform to respond to customers' needs and rapid technological change; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to expand our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

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
DocuSign, Inc.| 2023 Form 10-K | 4

PART I - FINANCIAL INFORMATION
ITEM 1. BUSINESS

Overview

DocuSign is the global leader in the eSignature category. We offer products that address broader agreement workflows and digital transformation, including the world’s leading electronic signature product, enabling agreements to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. DocuSign’s product offerings, including DocuSign eSignature, allow organizations to do business faster with less risk and lower costs, while providing better experiences for customers and employees. We offer applications for automating pre- and post-signature processes, including automatically generating an agreement from data in other systems, supporting negotiation workflow, verifying identities, enabling remote online notarization, collecting payment after signatures, and using artificial intelligence (“AI”) to analyze a collection of agreements for risks and opportunities. DocuSign has over 400 partner integrations with the world’s most used applications, so agreement processes can integrate with larger business processes and data where work happens.

Every agreement has an agreement process: how it is prepared, signed, acted on, and managed. Traditional agreement processes are slow, expensive and error-prone because they involve many manual steps, disconnected systems, and paper signing. Our value proposition is simple to understand: eliminate the paper, automate processes, and connect to the applications and systems where work gets done. This allows organizations to reduce turnaround times and costs, largely eliminate errors, and deliver a streamlined customer experience.

As of January 31, 2023, over 1.3 million customers and more than a billion users in over 180 countries use the DocuSign platform to accelerate and simplify the process of doing business.

Our customers range from the largest global enterprises to sole proprietorships and nonprofits, across virtually all industries globally. Within a given organization, our technology can also be used broadly across business functions: generating contracts for sales, signing employment offers for human resources, and analyzing commercial agreements for legal, among many others. This broad potential applicability drives the total addressable market for DocuSign to approximately $50 billion according to our estimates.

To address this opportunity, our sales and marketing strategy focuses on businesses at all scales, from global enterprise to local very small businesses (“VSBs”). We rely on our direct sales force and partnerships to sell to enterprises and commercial businesses. Our digital self-service channel provides a cost-effective way to serve customers of all sizes, and an option for serving customers of all sizes. We offer subscriptions to our products, which include editions with varying functionality for different customers’ needs, as well as products and features specific to particular geographies or industries. We also focus on customer adoption, success and expansion. This helps us deliver continued value and creates opportunities for increased usage.

The Benefits of Using DocuSign

DocuSign leverages our core strengths in eSignature to deliver easier, smarter and trusted agreements. We help organizations connect and automate agreement processes with our industry leading product offerings that span the entire agreement lifecycle to enhance the customer experience while enabling the digital transformation of agreements.

In addition to what we do, we believe we are differentiated by how we do it:
•Stringent security standards. We seek to meet the industry’s most rigorous security certification standards and use the strongest data encryption technologies that are commercially available. We believe our systems and processes meet and, in certain cases, exceed industry practices for data protection, transmission and secure storage including being certified for the globally recognized security standard, ISO 27001, among many other key privacy and security certifications.
•Highly available. Our main infrastructure is powered by near real-time data synchronization across a ring of four geo-dispersed data centers in the United States (“U.S.”), and a similar ring of data centers in the European Union (“EU”). This infrastructure has enabled us to deliver over 99.9% availability to our DocuSign eSignature customers and users worldwide over the past 12 months.
•Simple to use. A key reason for our customer loyalty is our products’ usability. Especially with DocuSign eSignature, we are widely known for our ease of use and customer satisfaction. For example, as of March 2023 our DocuSign eSignature app had more than 636,000 ratings with an average score of 4.9 out of 5 stars on Apple's App Store.
•Developer-friendly. Our extensive application programming interfaces (“APIs”) enable DocuSign products to be quickly embedded into or connected with an organization’s own apps, systems and processes. In the case of
DocuSign, Inc.| 2023 Form 10-K | 5

DocuSign eSignature, this has led to the majority of transactions being driven through our APIs today. By integrating with the other systems our customers use to do business—as opposed to simply being a standalone app—we promote greater usage and engagement with our products.
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
•Vertical offerings. We offer enhanced solutions tailored to particular industries, such as financial services, government, life sciences, and real estate. In some cases, these may be variants of a product like DocuSign eSignature, such as our DocuSign eSignature Life Sciences Modules for assisting with compliance with U.S. Food and Drug Administration regulations. In other cases, it may be a distinct product for an industry, such as Rooms for Real Estate, which includes task management, templates, and workflow for real estate transactions. Finally, it may include a combination of additional capabilities and authorizations such as FedRAMP Moderate, which enables us to support various use cases within federal government agencies.
•Globally adopted. Our expertise in electronic signature and other agreement technologies is truly global. This is key, given that different regions have different laws, standards and cultural norms. We assist multiple parties in different jurisdictions to complete agreements and other documents in a legally valid manner. For example, in Europe, we have offerings tailored for the EU’s electronic Identification, Authentication and Trust Services (”“eIDAS”) regulations, as well as for verifying European eIDs.

We believe customers benefit from working with us in many ways, including:
•Do business faster. By replacing manual, paper-driven processes with automated digital workflows, DocuSign can substantially reduce the time and labor necessary to complete agreements. In fiscal 2023, 78% of all transactions using DocuSign eSignature were completed in less than 24 hours and 43% within 15 minutes. Our other products also contribute to faster turnaround times, such as less time spent creating new agreements or less time spent finding completed agreements. By streamlining workflows, DocuSign enables businesses to save valuable time and resources, resulting in increased productivity and cost savings.
•Better customer and employee experience. Organizations that use DocuSign services internally and externally can deliver a simpler, more streamlined experience for their own customers and employees. For example, DocuSign eSignature replaces the hassle and costs of faxing, printing, scanning, emailing, and other manual activities with a few clicks or taps—which can be done from practically anywhere, at any time. DocuSign’s ability to simplify and streamline workflows has contributed to our high net promoter score (“NPS”), as customers appreciate the time and cost savings they experience while using our products.
•Reduced risk. Organizations that rely on manual, paper-based agreement processes may be prone to error and difficult to audit. Using DocuSign, organizations can centralize, standardize, and automate agreement processes—so employees have an easy way to use approved processes and templates, with audit trails generated automatically. Also, AI technologies can help employees identify risks within large sets of existing agreements that would otherwise be impractical for manual review. Finally, fewer manual interactions during an agreement’s lifecycle means fewer opportunities for mishandling or improper access.
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

Our Growth Strategy

We intend to drive the growth of our business by executing on the following strategies:
•Drive new DocuSign eSignature customer acquisition. We offer the world’s leading e-signature solution, which has successfully streamlined the agreement process for our customers. Despite our success with DocuSign eSignature to date, we believe its market remains largely under-penetrated.
•Expand self-serve capabilities. We believe all customers can leverage our products and do business in a more automated way. As we expand our self-service capabilities, we intend to create a frictionless experience to allow customers to engage the way they prefer, enabling them to buy and manage their DocuSign relationship in a low-touch way. Our goal is to enable a seamless and world class self-service experience.
•Expand our install base through new use cases and adoption of additional products, features and functionality. A company’s first exposure to DocuSign is often through the use of eSignature in accelerating the execution of
DocuSign, Inc.| 2023 Form 10-K | 6

agreements. Our strategy aims to expand beyond the initial DocuSign eSignature use case to facilitate digital transformation across agreement workflows. At every step of this process, we also see an opportunity to expand across the organization—for example, going from sales into services, human resources, finance, and other functions—thereby increasing the overall number of agreement processes that are automated. Our largest and most advanced customers have hundreds of use cases deployed, but the vast majority of our customers have only deployed a few use cases. Thus, we believe there is strong potential to expand within our existing customer base.

•Accelerate international expansion. In the year ended January 31, 2023, we derived 25% of our revenue from customers outside the U.S. We believe there is a substantial opportunity for us to increase our international customer base by leveraging and expanding investments in our technology, direct sales force and strategic partnerships around the world, as well as helping existing U.S.-based customers manage agreements across their international businesses.
•Invest in innovation and expansion of our DocuSign products. We expect to continue investing in research and development to enhance our products, as well as to develop new products that further augment DocuSign’s product offerings. In addition, we expect to continue to use partnerships to offer new integrations and, in some cases, products for resale. Finally, we have acquired and may continue to acquire additional capabilities and make investments in key technologies.
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

Our Products

DocuSign enables businesses to address each aspect of the agreement process with our product offerings, which are tailored for each step in the agreement lifecycle and, in some cases, for particular market segments, industries or geographic regions. We focus on meeting customer needs by providing them a variety of products, features and functionality across our portfolio.

Key DocuSign products include:

•DocuSign eSignature, our anchor product, enables sending and signing of agreements on a wide variety of devices, from virtually anywhere in the world, securely. We offer multiple editions and add-ons that can be combined to fit the needs of different organizational sizes, industries and regions.
•CLM (“Contract Lifecycle Management”) orchestrates workflows across the entire agreement process. It provides organizations the flexibility to automate complex processes for generating, negotiating, and storing agreements, as well as the ability to leverage AI-powered contract analytics to discover risks and opportunities hidden within agreements. We offer multiple editions of CLM, each tailored to meet the needs of customers with different organizational sizes and contracting complexity.
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
•Monitor uses advanced analytics to track DocuSign eSignature web, mobile and API account activity across the customer’s organization to provide near real-time visibility and strengthen security.

Our industry-specific DocuSign offerings include:

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
DocuSign, Inc.| 2023 Form 10-K | 7

•DocuSign Federal and DocuSign CLM are Federal Risk and Authorization Management Program (“FedRAMP”)-authorized versions of DocuSign eSignature and CLM commercial products for the U.S. federal government agencies, running within dedicated data centers and system boundaries that offer heightened security in the storage, transmission and encryption of data.
•Life Sciences Modules for 21 CFR Part 11 are add-ons for DocuSign eSignature that support compliance with the electronic signature practices established by the U.S. Food and Drug Administration’s 21 CFR Part 11 regulations.

Different pricing structures apply to different DocuSign products. For example, for DocuSign eSignature, we price our subscriptions based on the functionality required by our customers and the quantity of Envelopes provisioned. Similar to how physical agreements were mailed for signature in paper envelopes historically, we refer to an Envelope as a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, such as buying a home, multiple Envelopes could be used.

Our Technology, Infrastructure and Operations

Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our product offerings. We focus on innovation in global security and privacy management, high availability, enterprise-class manageability, extensible identity proofing, digital transaction processing and integration into companies' systems and processes. This infrastructure supports over 1.3 million DocuSign eSignature customers, including some of the world’s largest companies, and underpins our product offerings.

Our operations are based on stringent global industry security standards and we maintain compliance with ISO27K, PCI, and SSAE 18 standards. For example, DocuSign’s eSignature and CLM products are FedRAMP-authorized. In addition, we offer a range of options for authenticating users and proving their identities and have a robust digital transaction processing platform that captures signatures and tags.

Our flagship eSignature product is designed as an always-on, geographically redundant and distributed cloud solution that runs in SSAE 18 audited data centers in the U.S. and EU. Recognizing that our customers often depend on DocuSign for their day-to-day operations, we are committed to providing best-in-class availability, with over 99.9% DocuSign eSignature availability to our customers and users over the past 12 months. Our company operates co-location data centers in several locations and we also leverage public cloud infrastructure in certain select international locations as well as an increasing number of supporting services. Companies can also integrate DocuSign into their systems and processes using one of more than 400 pre-built connectors or custom integrations using our API.

Research and Development

Since inception, we have invested in research and development (“R&D”) to innovate our product offerings, including the world’s leading electronic signature solution. Our product and engineering team is responsible for the design, development, testing and certification of our products.

Our Customers

As of January 31, 2023, we had over 1.3 million paying customers globally, serving the needs of some of the largest enterprises and governmental organizations down to sole proprietors and individual end users. No single customer accounted for more than 10% of our revenues in fiscal 2023.

Sales, Marketing and Customer Success

Our sales and marketing teams are focused on driving adoption and expanded use of DocuSign’s products by customers and prospects across the globe. We benefit greatly from our strong brand recognition given our association with positive signing moments in people’s lives—such as accepting a job or buying a house—which can influence the adoption of our solutions at their companies. Given that our offerings are designed to solve the needs of organizations of all sizes and across all industries and geographies, we sell to customer bases ranging from global enterprises to sole proprietors. Our go-to-market strategy leverages our direct sales force, digital motions and partnerships to sell to enterprises and commercial businesses, and our digital self-service channel to sell primarily to VSBs, which is the most cost-effective way to reach our smallest customers. We also employ tailored go-to-market strategies by industry verticals. We focus on bringing value to every function inside those verticals.

DocuSign, Inc.| 2023 Form 10-K | 8

Sales

Our go-to-market model involves a combination of direct sales, partner-assisted sales and digital self-service purchasing:

Direct Sales: We sell subscriptions primarily through our direct sales force across our field offices around the world. Our account executives and account managers focus on new and existing enterprise and commercial customers. Our direct sales team focuses on companies looking to streamline front office operations (e.g., sales, services or marketing) and back office operations (e.g., human resources, procurement, finance or legal). By expanding within an organization, we believe we can generate large amounts of incremental revenue through the addition of new users and Envelopes, plan upgrades, expansions, and additional offerings to other functions or business units.

Partner-assisted Sales:
▪Global partners: We have partnerships with some of the world’s foremost technology providers including Google, Microsoft, Oracle, Salesforce, SAP and ServiceNow—that help us sell into a far greater number of accounts than we could do alone. These partnerships are multi-dimensional and involve joint investments, technology integrations, co-marketing agreements, membership in partner programs and go-to-market commitments.
▪Systems integrators: We have strong partnerships with a number of global and regional systems integrators. These relationships are important given that those firms act as strategic technology advisors to many large customers and prospects. We intend to invest further in collaborating with these partners, especially those that are creating DocuSign specific practices.
▪Independent Software Vendors (“ISVs”): We partner with a host of leading ISVs—including our strategic partners above as well as vertical oriented partners to help bring the power of DocuSign to customers around the world.
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
Digital Sales: Through a strong presence that allows us to scale with low acquisition costs to individual users and small businesses around the world, we drive free 30-day trial and self-service solutions directly on our website, in our mobile applications and through use of our product itself. Our digital sales engine provides direct access to account plans with functionality to suit the needs of small businesses, sole proprietors and individuals.

Marketing

To support the sales team in reaching our broad range of potential customers, our integrated marketing programs address the specific needs of our different market segments. These programs create qualified sales opportunities and raise awareness of our leadership position in the global electronic signature and agreement-technology spaces.

In addition to account-based marketing aimed directly at our high-value customers and industry-specific marketing by our industry vertical teams, we also deploy a range of other marketing strategies and tactics across the globe. These include broader digital demand generation campaigns; corporate communications and analyst relations; first-party events, such as DocuSign City Tours, our annual set of roadshows gathering customers, prospects, developers and partners; participation in third-party events, such as Salesforce’s Dreamforce; comprehensive customer evidence and advocacy programs; developer relations programs; cooperative marketing with strategic partners; and a comprehensive webinar series, among many other things. We also believe the ability for prospects to easily try DocuSign eSignature from our website or when interacting with our product creates awareness that extends beyond the acquisition of new VSB customers.

Customer Success & Customer Support

We believe that our Customer Success and Customer Support efforts are critical to retaining and expanding our customer base.

Customer Success helps onboard customers by designing, integrating, training and deploying solutions that meet their needs. Our solutions engineers and technical experts can also design tailored solutions to help customers improve workflow and automate business processes. Once customers are onboarded, Customer Success continues to guide
DocuSign, Inc.| 2023 Form 10-K | 9

them through their DocuSign journeys using motions such as health checks, account planning and renewal management.

Customer Support also plays an important role in helping our customers by being available via telephone, email or the web to help answer general and technical questions.

Both Customer Success and Customer Support offer in-depth expertise, proven best practices, and repeatable delivery methodologies designed to enhance our customers’ overall DocuSign experience and ensure they achieve successful outcomes using our products.

Human Capital Management

At DocuSign, our values are reflected in six pillars: Trust, Customer Focus, Simplicity, Innovation, Unity, and Sustainability. In addition, our mission is to redefine how the world comes together and agrees. We are committed to delivering against these values for our employees, customers and the communities in which we live and work. We have several initiatives and strategies in place that reflect this commitment to our core values and to our employees.

As of January 31, 2023, we had 7,336 employees, of which approximately 68% were in sales, marketing and customer success, 24% in engineering, product development and customer operations and 8% in general and administrative. We had approximately 67% of our employees based in the U.S. and the remainder in international locations. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be positive.

Talent and Career Development

We are a global and inclusive organization with an increasingly international footprint. As we continue to grow in new markets, we anticipate continuing to recruit in new geographies.

DocuSign is recognized as a company where employees can develop their careers. During fiscal 2023, we were recognized as one of the World’s Best Employers and World’s Top Female-Friendly Companies by Forbes and were also listed as one of America's Greatest Workplaces for Diversity by Newsweek. We also measure employee satisfaction yearly through our bi-annual engagement survey.

At DocuSign, we believe in empowering employees so that they can do challenging and meaningful work in an environment where each employee can be heard, exchange ideas openly, learn new skills and build lasting relationships. We offer a number of resources to eligible employees to help engage and develop our employees including career development coursework, frameworks and education assistance.

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
•Candidate Experience: We have developed specialized interview training in which employees learn how to interrupt bias and understand the importance of building diverse candidate slates and interviewer panels.
•Education: Through management training, speaker series and online learning, we are actively raising awareness, cultivating an inclusive culture and building practical skills for mitigating bias.
•Community: DocuSign’s Employee Resource Groups (“ERGs”) serve as culture carriers and provide employees a way for colleagues to connect, network and build cross team collaboration. Through our ERG program, employees
DocuSign, Inc.| 2023 Form 10-K | 10

are able to participate in personal and professional learning and development and give back to the community through volunteering, donation drives and awareness campaigns.
•Transparency: We publish employee diversity information by gender and race/ethnicity on our website to promote accountability and underscore our commitment to diversity.

Engagement with our Communities

DocuSign is dedicated to corporate responsibility and putting our values into action. We believe that this engagement with our communities is an important aspect of our company culture and brings long-term value to our stockholders, while making the world a better place. With DocuSign IMPACT, we are committed to harnessing the power of DocuSign's people, products and profits to make a difference in the global communities where our employees and customers live and work. In 2018, we committed to donating at least $30 million in cash or stock to DocuSign IMPACT over the next 10 years. In addition, the use of our products is associated with decreased paper use for our customers and we specifically donate to forest-protection and other environmental impact causes. Since we launched DocuSign for Forests in 2019, we have donated over $2.6 million to date to organizations doing critical work to preserve the world’s forests.

We believe in promoting a culture of giving back and community support throughout our organization. As a company, we ensure that thousands of charitable organizations have the opportunity to use our products for free or at a discount every year. We also encourage our employees to take action in their own communities by volunteering and are proud to support their efforts by providing up to 24 hours of paid time off a year for volunteering. Our employees have volunteered thousands of hours collectively, including at organizations promoting healthier forests, echoing our company-wide commitment to environmental savings. Additionally, we match funds given by our employees to qualifying non-profits.

Our Competition

Our primary global competitor for DocuSign eSignature is currently Adobe, which offers an electronic signature solution known as Adobe Acrobat Sign as well as other global software companies that have or may elect to include an electronic signature capability in their products. We also face competition from a select number of vendors that focus on specific industries, geographies or product areas such as contract lifecycle management and advanced contract analytics.

We believe the principal factors that drive competition between vendors in the future will include:
•breadth and depth of innovative product functionality (including proprietary product differentiators);
•breadth and depth of integrations with the applications and systems customers already use;
•availability and reliability;
•security;
•ease of use and deployment;
•brand awareness and reputation;
•unit costs and total cost of ownership;
•level of customer satisfaction; and
•ability to address legal, regulatory and cultural matters associated with e-signature across jurisdictions.

We believe that we generally compete favorably on the basis of the factors listed above.

Intellectual Property

We own and develop significant intellectual property (“IP”) and related IP rights around the world that support our products, services, R&D, and other activities and assets. Our IP portfolio includes patents, copyrights, trade secrets, trademarks and other rights. We actively seek to protect our global IP rights and to deter unauthorized use of our IP and other assets. We have obtained patents in the U.S. and other countries. As we expand our product offerings into new areas, we also seek to extend our patent coverage to such products. In addition to developing patents based on our own R&D efforts, we may purchase or license patents from third parties.

DocuSign, Inc.| 2023 Form 10-K | 11

The software that we embed within our products, as well as software that we distribute, also is entitled to copyright and other IP protection. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

In addition, we seek to protect our IP rights by requiring our employees, independent contractors and business partners involved in development of IP on our behalf to enter into agreements acknowledging that all works or other IP generated or conceived by them on our behalf are our property, and assigning to us any rights, including IP rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Because of the fast pace of innovation and product development, our products may become obsolete before the patents related to them expire, and in some cases may become obsolete before the patents are granted. Efforts to protect our IP can be difficult, particularly in countries that provide less protection to IP rights and in the absence of harmonized international IP standards. Competitors and others may already have IP rights covering similar products. There is no assurance that we will be able to obtain IP rights covering our own products, or that we will be able to obtain IP licenses from other companies on favorable terms or at all. For a discussion of IP-related risks, see "Risk Factors".

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
DocuSign, Inc.| 2023 Form 10-K | 12

ITEM 1A. RISK FACTORS

Risk Factors Summary

These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business. As a result, the following summary risks do not contain all the information that may be important to you, and you should read them together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” and with the other information in this Annual Report on Form 10-K. Additional risks beyond those discussed below in “Risk Factors” or elsewhere in this Annual Report on Form 10-K that we do not currently anticipate or that we currently deem immaterial could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline.

These risks include, but are not limited to, the following:

Business and Industry Risks
•Any decrease in adoption of our eSignature product, without a corresponding increase in our other products.
•Any inability to attract new customers and retain and expand sales to existing customers.
•Our inability to compete in an evolving and highly competitive market.
•Our systems and security measures being compromised or subject to data breaches, cyberattacks, or other malicious activity.
•Any real or perceived improper use of, disclosure of, or access to sensitive customer data.
•Our products and solutions not evolving to meet the needs of our customers or failing to achieve market acceptance.
•Any inability to manage our growth effectively.
•An over-estimation of the size of our total addressable market.
•Any interruption or delay in performance from our technical operations infrastructure, co-located data centers and third-party cloud providers.
•Any loss of highly skilled personnel, including our management team or other key employees, or inability to attract, integrate, and retain such employees necessary to support our business.
•Our inability to maintain successful relationships with our strategic partners or to establish and maintain relationships with partners that provide complementary technology.
•Any inability to effectively develop and expand our marketing and sales capabilities.

Financial Risks, including Taxation
•Any fluctuations in our financial results or failure to meet expectations of securities analysts or investors.
•Our long and unpredictable sales cycles, which often require considerable time and expense.
•The delay in reflecting downturns or upturns in sales contracts in our operating results due to recognition of subscription revenue.
•Any failure to forecast our revenue accurately, or failure to match our expenditures with corresponding revenue.
•Any inability to achieve or sustain profitability in the future.
•Any operational challenges in connection with our current or future international operations.
•A lack of additional capital or the availability to use it on reasonable terms to support business growth and objectives.
•Any limits on business flexibility and access to capital due to substantial indebtedness.
•Any limits on our ability to use our net operating loss carryforwards to offset future taxable income.
•A lack of sufficient cash to service our debt.

Legal and Regulatory Risks
•Any actual or perceived failure to comply with laws and regulations affecting our business.
•Legal proceedings against us by third parties for various claims, including any current or future legal proceedings.
•Any failure to adequately protect our proprietary rights, including intellectual property rights.

Risks Related to our Common Stock
•Any volatility in the market price of our common stock.
•Any future sales of our common stock in the public market may cause our common stock price to decline.
•Securities analysts publishing unfavorable or inaccurate research about us, or not publishing research.

General Risks
•Unfavorable conditions in our industry or the global economy or reductions in information technology spending.
•Natural catastrophic events and man-made problems, including the effects of climate change.
DocuSign, Inc.| 2023 Form 10-K | 13

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all the other information in this Annual Report on Form 10-K, including in the preceding Risk Factors Summary, and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Business and Industry Risks

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
▪new products and technologies from our competitors that replace or represent an improvement over our DocuSign eSignature product;
▪new technological innovations or standards that our DocuSign eSignature product does not address;
▪changes in regulations;
▪sensitivity to our current or future pricing;
▪our inability to release enhanced versions of our DocuSign eSignature product on a timely basis; and
▪macro- and micro-economic factors, including inflation, rising interest rates, increased debt and equity market volatility and the impact of regional or global conflicts or other public health crises, including the COVID-19 pandemic.

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

Our ability to increase our revenue also depends on our ability to expand the sales of our products and solutions to, and renew subscriptions with, existing customers and their organizations. Our existing customers, especially our enterprise customers, must increase their use of our products and solutions by purchasing new products, additional subscriptions and our enhanced products and solutions. We may also, from time to time, invest in products and functionalities to diversify our sales and marketing strategy. If these or other efforts to attract new customers or expand sales to our existing customers are not successful, our business, operating results and financial condition may suffer.

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users with our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic and global market conditions, including as a result of inflation, rising interest rates, increased debt and equity market volatility and the impact of the COVID-19 pandemic. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.
DocuSign, Inc.| 2023 Form 10-K | 14

The market in which we participate is evolving and highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.

Our products and solutions address a market that is evolving and highly competitive. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. We intend to continue to expand our sales efforts internationally, where many countries may have less familiarity with and acceptance of e-signature products. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers and international customers, about the uses and benefits of our products and solutions. Additionally, we face competition from different companies depending on the product or solution. For example, our primary global e-signature competitor is currently Adobe Sign. We also face competition from a select number of vendors that focus on specific industries, geographies or product areas such as contract lifecycle management and advanced contract analytics. As we attempt to sell access to our products and solutions to new customers with existing products and solutions (or cross-sell additional products and solutions to existing customers), we must convince them that our products and solutions are superior to the solutions that their organizations have used in the past.

Many of our competitors have longer operating histories than us, significantly greater financial, technical, marketing and other resources, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may also offer lower pricing than we do or bundle certain competing products and services at a lower price. Further, we could lose customers if our competitors develop new competitive products and solutions, acquire competitive products, reduce prices, form strategic alliances with other companies, are acquired by third parties with greater resources or develop and market new technologies that render our existing or future products less competitive, unmarketable or obsolete. For example, disruptive technologies such as generative AI may fundamentally alter the market for our services in unpredictable ways and reduce customer demand. If we are unable to effectively compete, our business, operating results and financial condition would be harmed.

Our systems and security measures have been, and may in the future be, compromised or subject to data breaches, cyberattacks, or other malicious activity, which could result in customers reducing or stopping their use of our products, our reputation being harmed, and significant liabilities and adverse effects on our operating results and financial condition.

Our operations involve the storage and transmission of customer data, personal data and other sensitive information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships, as well as a wide variety of our own internal company, partner and employee information. Our employees, service providers and third parties work more frequently on a remote or hybrid arrangement basis, which may involve relying on less secure systems and may increase the risk of cybersecurity related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices. We also rely on third-party and public-cloud infrastructure, and we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. Our ability to monitor our third-party service providers’ data security is limited and any breach of our providers’ security measures may result in unauthorized access to, or misuse, loss or destruction of, our and our customers’ data.

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

Like other organizations providing valuable technology and services, we are subject to increasing cyberattacks from malicious third parties using a wide variety of tactics. The frequency and sophistication of such threats continues to increase and often becomes further heightened in connection with geopolitical tensions. In addition, we face increased
DocuSign, Inc.| 2023 Form 10-K | 15

risk to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers. Advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks and other methods including credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms), ransomware, and many other techniques that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments and identity theft. If bad actors gain improper access to our systems or databases or those of our partners and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom.

If our security measures, or the security measures of our service providers, partners or customers, are compromised, our reputation could be damaged, our ability to attract and retain customers could be adversely affected, we could be subject to negative publicity, increased costs to remedy any problems and otherwise respond to any incident, monetary and other losses for us or our customers, identity theft for our customers, the inability to expand our business, additional scrutiny, restrictions, fines or penalties from regulatory or governmental authorities, loss of customers and customer confidence in our services, ongoing regulatory oversight, assessments and audits, exposure to civil litigation, and/or a breach of our contracts with third parties, all of which could expose us to significant liability and harm our business, financial condition, and operating results.

Despite significant efforts to create security barriers to such threats, it is virtually impossible for us, our service providers, our partners and our customers to entirely mitigate these risks. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs, investigating and remediating any information security vulnerabilities, complying with data breach notification obligations and applicable laws, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition, and operating results. Additionally, there can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate in the event of a security breach or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that insurers will not deny coverage as to any future claim. Security breaches may result in increased costs for such insurance as well. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or coinsurance requirements, could have an adverse effect on our business, operating results and financial condition.

We obtain and process a large amount of sensitive customer data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.

We receive, store and process personal information and other data from and about our customers, employees, partners and service providers. In addition, customers use our products and solutions to obtain and store personal information, health information (including protected health information) and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Health and Human Services Office for Civil Rights (the “OCR”), and various state, local and foreign agencies and other authorities. Our data handling also is subject to contractual obligations and industry standards.

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
DocuSign, Inc.| 2023 Form 10-K | 16

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

If our products, solutions and functionalities do not evolve to meet the needs of our customers or fail to achieve sufficient market acceptance, our financial results and competitive position will suffer.

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

New products, solutions or enhancements to our existing products and solutions could fail to attain sufficient market acceptance for many reasons, including:

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
▪negative customer perception of our sales-directed strategies; and
▪introduction or anticipated introduction of competing products by our competitors.

If the release of our new and enhanced products, solutions or functionalities do not meet customer needs or if our customers do not accept them, our business, operating results and financial condition would be harmed. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred.

Our recent rapid growth may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $2.1 billion in the fiscal year ended January 31, 2022 to $2.5 billion in the fiscal year ended January 31, 2023. We expect that, in the future, as our revenue increases, our revenue growth rate will decline as the scale of our business increases.

While we experienced an increase in paying customers and revenue in the past, in part due to macro-economic conditions, including the pandemic, there is no assurance that we will experience a continued increase in paying customers or that new or existing customers will utilize our products at similar levels as businesses continue to return to more normalized, hybrid or in-person work environments. Additionally, future revenue growth rates may fail to meet the expectations of investors or securities analysts, particularly if measured against periods of accelerated revenue growth such as those experienced during the earlier phases of the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods.

We believe that future growth of our revenue depends on a number of factors, including our ability to:

▪price our products and solutions effectively so that we are able to attract and retain customers;
▪attract new customers, increase our existing customers’ use of our products and solutions and provide our customers with excellent customer support;
DocuSign, Inc.| 2023 Form 10-K | 17

▪expand our DocuSign product offerings for our customers;
▪effectively implement our sales strategies, including the expansion of self-serve capabilities;
▪continue to introduce our products and solutions to new markets outside of the U.S.;
▪mitigate and effectively manage the increased pace of the digital transformation of business and the costs of monitoring and complying with evolving governmental mandates;
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

We may not successfully accomplish any of these objectives. We expect to continue to expend substantial financial and other resources on:

▪product development and innovation;
▪sales, including our omni channel: direct, self-serve and partners;
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

Finally, our business is becoming more complex as we increase our product offerings, expand internationally and acquire complementary companies, products and technologies. In connection with this increased complexity, we are working to improve our operational, financial and management controls as well as our reporting systems and procedures, including streamlining or automating manual processes, all of which requires capital expenditures and management attention. Failure to effectively manage our growth and operations could have an adverse effect on our business, operating results and financial condition.

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

In addition to third-party data centers and cloud providers, we also rely on our own technical operations infrastructure to support and serve our rapidly growing customer base. We must maintain sufficient excess capacity in our operations
DocuSign, Inc.| 2023 Form 10-K | 18

infrastructure to ensure that our products and solutions are accessible within an acceptable load time. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our products and solutions. Any interruptions or delays in our service, whether or not caused by our products, whether as a result of third-party error, our own error, natural disasters and the effects of climate change, operational disruptions related to labor shortages or public health crises, including the COVID-19 pandemic, or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.

We rely on the performance of highly skilled personnel, including our management and other key employees, and failing to attract, integrate, or retain such employees could harm our business.

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. In the last 12 months, there have been significant changes to our senior leadership team. For example, in June 2022, Dan Springer, our President and Chief Executive Officer resigned from the Company, and in October 2022, Allan Thygesen was appointed as our new President and Chief Executive Officer. In March 2023, we announced that Cynthia Gaylor, our Chief Financial Officer, gave notice of her intention to resign effective June 15, 2023, following a transition period. There have been several other transitions in our senior leadership team in recent months.

These changes and any future significant leadership changes or senior management transitions involve inherent risk. Any failure to find a timely and suitable replacement and ensure an effective transition, including the effective onboarding, assimilation, and retention of our management team and key employees, could hinder our strategic planning, business execution and future performance. In addition, executive leadership transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge, or result in changes to business strategy or objectives, and may negatively impact our operations and relationships with employees and customers due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity, and increased turnover.

Our future success, and our ability to achieve our operational and business objectives, depends in large part on the successful recruitment, integration and continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are essential to the development of our technology, platform, future vision, and strategic direction. Our senior management and key employees are employed on an at-will basis, meaning that we may terminate their employment at any time, with or without cause, and they may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, integrate, retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed. For example, in September 2022, in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we authorized a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 9%. The execution of this restructuring plan was substantially completed at the end of fiscal 2023. Additionally, in February 2023, in an effort to support our growth, scale and profitability objectives, we authorized an additional restructuring plan, which included a restructuring and reduction of the current workforce by approximately 10%. We expect that the execution of this restructuring plan will be substantially complete by the end of the second quarter of fiscal 2024. These restructuring plans could negatively impact our ability to attract, integrate, retain and motivate key employees.

We also are dependent on the continued service of our existing software engineers because of the complexity of our products and solutions. In particular, we compete with many other companies for software developers with high levels of experience and skilled sales and operations professionals in an increasingly tight U.S. labor market. We also require skilled product development, marketing, sales, finance and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in our principal U.S. locations in the San Francisco Bay Area and Seattle. Additionally, while we currently employ a hybrid model where employees have the flexibility to work from home, changes to our workplace arrangements could impact our ability to maintain our corporate culture or productivity, increase attrition or limit our ability to attract employees if individuals prefer to work full time at home or in the office. Competition for employees in our industry (and especially in our principal U.S. locations) is intense, and many of the companies we compete with for experienced personnel have greater resources than we do. To remain competitive, we may experience increased compensation-related expenses.

DocuSign, Inc.| 2023 Form 10-K | 19

Our sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We sell to U.S. federal, state and local, as well as foreign, government agencies and public sector customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks, including those related to our status as a service provider to U.S. state and federal governmental agencies. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict. Further, government certification requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of macro-economic factors, including inflation, rising interest rates, regional or global conflicts and public health crises, may adversely affect public sector demand for our products and solutions.

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
DocuSign, Inc.| 2023 Form 10-K | 20

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

Different pricing structures apply to our DocuSign product offerings. For DocuSign eSignature, we price our subscriptions based on the functionality required by our customers and the quantity of Envelopes provisioned. We expect that we may need to change our pricing or pricing structures from time to time, including in connection with the launch of new or enhanced offerings for automating the agreement process or in response to competitive pressures. As new or existing competitors introduce new competitive products or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we must also determine the appropriate price to enable us to compete effectively in non-U.S. markets. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

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
DocuSign, Inc.| 2023 Form 10-K | 21

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

For example, we recently launched a new enterprise resource planning, or ERP system, which is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. ERP system implementations are complex projects that require significant investment of capital and human resources, the reengineering of many business processes and the attention of many employees who would otherwise be focused on other aspects of our business. While we have implemented our new ERP system, we may experience difficulties as part of this transition, which could disrupt our operations, the management of our finances and the reporting of our financial results. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, could harm our business, financial condition, and operating results. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For example, in September 2022, in response to changing economic conditions and in an effort to support our growth, scale and profitability objectives, reduce our operational costs and improve our organizational efficiency, we authorized a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 9%. The execution of this restructuring plan was substantially completed at the end of fiscal 2023. Additionally, in February 2023, in an effort to support our growth, scale and profitability objectives, we authorized an additional restructuring plan which included a restructuring and reduction of the current workforce by approximately 10%, primarily in our sales organization. We expect that the execution of this additional restructuring plan will be substantially completed by the end of the second quarter of fiscal 2024. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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

DocuSign, Inc.| 2023 Form 10-K | 22

If we fail to promote or maintain our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that promoting and maintaining the DocuSign brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our products and solutions and retaining existing customers. We also believe that the importance of our brand will increase as competition in our market increases. Successfully promoting and maintaining our brand will depend largely on the effectiveness of our marketing efforts, and our ability to provide reliable and useful solutions to meet the needs of our customers at competitive prices, maintain our customers’ trust, continue to develop new functionality and solutions and successfully differentiate our products and solutions from those of our competitors’. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. We invest significantly in sales and marketing activities to attract new customers and expand use cases with existing customers, but these activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Further, we have also made public commitments to our corporate environmental, social, and governance (“ESG”) and human capital management initiatives, including to the recruitment of a diverse workforce and reductions in carbon emissions. Any perceived changes in our dedication to these commitments or our failure to achieve progress in these areas on a timely basis, or at all, could adversely impact our relationships with our customers and employees and affect our reputation and the value of our brand.

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

Financial Risks, including Taxation

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

▪general economic, market and industry conditions, including resulting from regional or global conflicts and as a result of inflation, rising interest rates and increased debt and equity market volatility;
▪fluctuations in demand for, or pricing of, our products and solutions, including due to the effects of global macro-economic conditions, and differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change;
▪our ability to attract new customers;
▪our ability to renew our subscriptions with, and expand sales of our products and solutions to, our existing customers;
▪timing of revenue recognition;
▪customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
▪changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions, including cost-cutting measures or other effects of macro-economic conditions;
▪the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers, or strategic partners;
▪our ability to control costs, including our operating expenses, and related impact to our operating margin;
▪the timing of costs related to our go-to-market strategy including expansion of our sales capacity and marketing;
DocuSign, Inc.| 2023 Form 10-K | 23

▪potential accelerations of prepaid expenses and deferred costs;
▪the amount and timing of non-cash expenses, including stock-based compensation, impairments and other non-cash charges;
▪the amount and timing of costs associated with recruiting, training and integrating new employees, and retaining existing employees;
▪the amount and timing of costs associated with our restructuring plans;
▪the time and costs related to litigation, including securities litigation and litigation and claims involving our former CEO;
▪issues relating to acquisitions and partnerships with third parties;
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
▪economic conditions, including inflation, rising interest rates and increased debt and equity market volatility, and other factors impacting customer budgets;
▪the customer’s integration complexity;
▪the customer’s familiarity with e-signature and agreement automation processes;
▪the complexity of contracts with certain large business customers, including customers in the public sector or other highly regulated industries;
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
DocuSign, Inc.| 2023 Form 10-K | 24

You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our historical rapid growth and limited operating history, our ability to accurately forecast our future operating results is limited. Future growth rates are also subject to a number of assumptions and uncertainties, including the effectiveness of our sales and growth strategy and general macro-economic conditions. For example, it has been, and may continue to be, difficult for us to forecast our operating results due to recent macro-economic events, including interest rate hikes and rising rates of inflation and concerns about a potential economic downturn. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. If we do not address these risks successfully, our operating results could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our stock price to decline.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and have experienced net losses since inception. We generated a net loss of $97.5 million, $70.0 million, and $243.3 million in the years ended January 31, 2023, 2022, and 2021, and as of January 31, 2023, we had an accumulated deficit of $1.6 billion. We will need to generate and sustain increased revenue levels in future periods to become profitable and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this “Risk Factors” section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2023, 2022, and 2021 total revenue generated from customers outside the U.S. was 25%, 23%, and 20% of our total revenue. As of January 31, 2023, we have offices in 12 countries and approximately 33% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
▪differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to those in the U.S., including deemed hourly wage and overtime regulations in these locations;
▪challenges inherent in efficiently managing an increased number of employees;
▪difficulties in managing a business in new markets with diverse cultures, languages, and customs, as well as legal, alternative dispute and regulatory systems;
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
DocuSign, Inc.| 2023 Form 10-K | 25

▪political instability or terrorist activities;
▪exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and similar laws and regulations in other jurisdictions;
▪adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash; and
▪exposure to regional or global public health issues, such as the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues.

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

Our credit facility also requires that our Consolidated Leverage Ratio (as defined in the credit facility) not exceed specified levels, or that our Consolidated Interest Coverage Ratio (as defined in the credit facility) be less than specified levels. Our ability to comply with these and other covenants is dependent upon several factors, some of which are beyond our control.

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of January 31, 2023, we had outstanding $37.1 million aggregate principal amount of the 2023 Notes, $690.0 million aggregate principal amount of the 2024 Notes (the 2023 Notes together with the 2024 Notes, the “Notes”) and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments are sufficient to fund our current operating expenses and capital expenditure requirements based on historical forecasts. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we could use our capital resources sooner than we currently expect. This estimate does not reflect the possibility that we may not be able to access a material portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) was appointed receiver of Silicon Valley Bank (“SVB”), and SVB’s parent company subsequently filed for Chapter 11 protection. Our cash and cash equivalents are distributed across several large financial institutions, and our exposure to SVB was immaterial. However, if other banks and financial institutions wind down and liquidate, enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our
DocuSign, Inc.| 2023 Form 10-K | 26

existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

We also intend to continue to make investments to support our business and, in the future, we may require additional funds. Additional financing may not be available on favorable terms, if at all. In addition, in the event that we incur additional debt, including under the credit facility, the debt holders would have rights senior to holders of common stock to make claims on our assets. Additionally, the credit facility restricts our ability to pay dividends on common stock and the terms of any future debt could restrict our operations. Further, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. If adequate funds are not available on acceptable terms when we require it, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition.

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

As of January 31, 2023, we had $37.1 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:

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
▪increase our vulnerability to the impact of adverse economic and industry conditions, including inflation and rising interest rates; and
▪require us to consume a portion of our liquidity to settle the Notes in the next 12 months.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of January 31, 2023, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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
DocuSign, Inc.| 2023 Form 10-K | 27

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

Subject to certain conditions, holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid regular or special interest, if any. In addition, if a make-whole fundamental change (as defined in the respective indentures for the Notes) occurs prior to the respective maturity dates of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon a conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. As of January 31, 2023, both sets of our Notes will mature in the next 12 months, which could require us to consume a significant portion of our liquidity or raise additional financing in adverse capital markets conditions.

In addition, our credit facility prohibits us from making any cash payments on the conversion or repurchase of the Notes if an event of default exists under the credit facility or if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in compliance with our financial covenants under the credit facility. Further, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.
DocuSign, Inc.| 2023 Form 10-K | 28

Legal and Regulatory Risks

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

▪Additionally, the FTC and many state attorney generals are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California has enacted the California Consumer Privacy Act (the “CCPA”), most recently amended by the California Privacy Rights Act (the “CPRA”) as of January 1, 2023, with enforcement beginning on July 1, 2023, subject to regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency. Other states have passed comparable legislation, and some may pass similar legislation with potentially greater penalties, and more rigorous compliance requirements relevant to our business.

▪The Health Insurance Portability and Accountability Act (“HIPAA”) in the U.S. (as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”)), and even more stringent state health information privacy laws, impose mandatory contractual terms and other obligations with respect to safeguarding the privacy, security and transmission of protected health information and de-identified health information. We may function as a HIPAA business associate for certain of our customers and, as such, are subject to applicable privacy and data security requirements. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties and fines.

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

Legal developments in Europe also create complexity and uncertainty regarding transfers of personal data from the EU and the UK to the U.S. Notable recent developments include the invalidation of the EU-U.S. Privacy Shield Framework (“Privacy Shield”) on July 16, 2020, under which personal data could be transferred from the European Economic Area (“EEA”) to U.S. entities who had self-certified under the Privacy Shield scheme prior to invalidation. To safeguard data transfers from the EEA to other jurisdictions, including the U.S., we currently utilize respective Binding Corporate Rules and Standard Contractual Clauses as the approved data transfer mechanisms by the EU Commission for corresponding
DocuSign, Inc.| 2023 Form 10-K | 29

applicable data transfer activity. The EU Commission has also published revised Standard Contractual Clauses for data transfers from the EEA: the revised Standard Contractual Clauses must be used for relevant new data transfers since September 27, 2021; existing Standard Contractual Clauses arrangements were required to be migrated to the revised Standard Contractual Clauses by December 27, 2022.

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

Such disputes may require us to redesign our products, delay releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our products and solutions. Requiring us to change one or more aspects of the way we deliver our products and solutions may harm our business. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, including those currently pending, regardless of their merit, can be time consuming and costly to defend in litigation and damage our reputation and brand.

For more information on our pending legal proceedings, see Item 3. Legal Proceedings of this Form 10-K.

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
DocuSign, Inc.| 2023 Form 10-K | 30

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

Our agreements with some customers and other third parties include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our offerings, solutions or other contractual obligations. Some of these indemnity provisions provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them and we may be required to cease use of certain functions of our products and solutions as a result of any such claims. In
DocuSign, Inc.| 2023 Form 10-K | 31

addition, our customer agreements generally include a warranty that the proper use of DocuSign by a customer in accordance with the agreement and applicable law will be sufficient to meet the definition of an “electronic signature” as defined in the Electronic Signatures in Global and National Commerce Act (“ESIGN Act”) and eIDAS. Any warranty or indemnification claim brought by our customers could result in damage to our reputation and harm our business and operating results.

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

We operate globally and are subject to taxes in the U.S. and numerous other jurisdictions throughout the world, and the tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws (including provisions of the recently enacted federal tax legislation titled the Inflation Reduction Act (the “IRA”)), certain Organization for Economic Co-operation and Development (“OECD”) proposals, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position and results of operations.

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

Further, in August 2022, President Biden signed into law the IRA, which includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases. We are not currently subject to the corporate alternative minimum tax, and do not currently expect the IRA provisions to have a material impact on our results of operations. Such changes, however, could result in an increase in the effective tax rate applicable to all or a portion of our income, which would negatively affect our financial results.

The requirements of being a public company, including developing and maintaining proper and effective disclosure controls and procedures and internal control over financial reporting, may strain our resources and divert management’s attention away from other business concerns.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations that impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and such compliance has increased, and will continue to increase, our legal, accounting and financial costs.

DocuSign, Inc.| 2023 Form 10-K | 32

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

DocuSign, Inc.| 2023 Form 10-K | 33

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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and solutions and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

Risks Related to our Common Stock

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
DocuSign, Inc.| 2023 Form 10-K | 34

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We also provide eligible employees with the opportunity to purchase shares of our common stock at a discounted price per share through our ESPP and pursuant to our 2018 Plan, our management is authorized to grant stock options, restricted stock units (“RSUs”) and other equity awards to our employees, directors and consultants. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the U.S. in the open market.

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
DocuSign, Inc.| 2023 Form 10-K | 35

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

General Risks

DocuSign, Inc.| 2023 Form 10-K | 36

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and potential profitability of our business depend on demand for our products and solutions. Current or future economic and global market uncertainties or downturns could adversely affect our business and operating results. Economic uncertainty and associated macro-economic conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products. Negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from inflation, changes in interest rates, gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes and the effects of climate change, public health crises, regional and global conflicts and terrorist attacks in the U.S., Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, unfavorable conditions in certain industry sectors could impact customers or partners disproportionately, which could also impact the demand for our products. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, data security breaches, regional or global conflicts, and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems, including our ERP system, for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, public health crisis, power loss, telecommunications failure or other similar catastrophic event, including as a result of the effects of climate change, could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our products and solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, including any errors, defects or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our operating results. Additionally, while we believe our exposure from the recent conflict in Ukraine is limited, we could experience unanticipated disruptions to our business as a result of current or future regional and global conflicts, including sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions, increased risks of potential cyberattacks, related impacts to our customers, or micro- or macro-economic effects on the global economy.

DocuSign, Inc.| 2023 Form 10-K | 37

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in San Francisco, California, and consist of approximately 93,000 square feet under lease agreements that expire on July 31, 2029. We maintain additional offices in multiple locations in the U.S. and internationally in Europe, Asia, Latin America, Israel, Egypt and Australia.

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

Four putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Potteti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; and on September 20, 2022 in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The Delaware suit (Potteti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30,2022 staying the action in light of the securities class action and no response to the complaint will be due unless and until the stay is lifted.
DocuSign, Inc.| 2023 Form 10-K | 38

DocuSign Civil Litigation

On October 25, 2022, an action was filed in the Delaware Court of Chancery, captioned Daniel D. Springer v. Mary Agnes Wilderotter and DocuSign, Inc., Civil Action No. 2022-0963-LWW, concerning Mr. Springer’s resignation from our board of directors. Mr. Springer’s complaint sought relief determining that he did not resign from his position on our board of directors and remains a director, and for an award of attorneys’ fees and costs associated with the civil action. To avoid the cost and distraction of further litigation with Mr. Springer, the Company offered to stipulate to entry of judgment in favor of Mr. Springer as to his disputed resignation and his status as a member of our Board. Following our offer, on January 11, 2023, the Chancery Court issued an order declaring and confirming that (i) Mr. Springer has not resigned from the Board and (ii) Mr. Springer is currently a member of the Board. Mr. Springer subsequently filed a motion seeking payment of his attorneys’ fees. DocuSign has opposed this motion, which remains pending before the Chancery Court.

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. DocuSign, Inc. and Mary Agnes Wilderotter. In the demand, Mr. Springer alleges that he was wrongfully terminated as CEO; asserts related claims against DocuSign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief. DocuSign has engaged legal counsel to defend the matter, and on March 10, 2023, submitted a motion to dismiss several of the causes of action asserted in the demand.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

Market Price of our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol DOCU.

Holders of our Common Stock

As of February 28, 2023, there were 78 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

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
DocuSign, Inc.| 2023 Form 10-K | 39

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

$800
$600
$400
$200
$0
2018-04-27
2018-07-31
2018-10-31
2019-01-31
2019-04-30
2019-07-31
2019-10-31
2020-01-31
2020-04-30
2020-07-31
2020-10-30
2021-01-29
2021-04-30
2021-07-30
2021-10-29
2022-01-31
2022-04-29
2022-07-29
2022-10-31
2023-01-31
DOCU
S&P 500
S&P 500 IT

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In March 2022, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. Repurchases of our common stock may be effected from time to time, either on the open market, in block trades, in privately negotiated transactions, and through other transactions in accordance with applicable securities laws. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. No repurchases occurred under the program during the three months ended January 31, 2023. As of January 31, 2023, the approximate dollar value of shares that may yet be purchased under the stock repurchase program was $137.0 million. See Note 11 of this Annual Report on Form 10-K for additional information related to stock repurchases.

ITEM 6. Reserved

DocuSign, Inc.| 2023 Form 10-K | 40

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

Executive Overview of Fiscal 2023 Results

Overview

DocuSign is the global leader in the eSignature category. We offer products that address broader agreement workflows and digital transformation, enabling agreements to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. DocuSign’s product offerings, including DocuSign eSignature, allow organizations to do business faster with less risk and lower costs, while providing better experiences for customers and employees. As a result, over 1.3 million customers and more than a billion users worldwide utilize DocuSign products to create, upload and send documents for multiple parties to sign electronically.

We generally offer access to our products on a subscription basis with prices based on the functionality our customers require and the quantity of Envelopes provisioned. Similar to the physical envelopes historically used to mail paper documents, an Envelope is a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, such as buying a home, multiple Envelopes are used over the course of the process. To drive customer reach and adoption, we also offer for free certain limited-time or feature-constrained versions of our platform.

We generate substantially all our revenue from sales of subscriptions, which accounted for 97%, 97% and 95% of our revenue in the years ended January 31, 2023, 2022 and 2021. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

We offer subscriptions to our products to businesses at all scales, from global enterprise down to local VSBs. We rely on our direct sales force and partnerships to sell to enterprises and commercial businesses, and our digital self-service channel to sell to all customers, but it’s primarily used by VSBs, which is the most cost-effective way to reach our smallest customers. We offer more than 400 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, Oracle, Salesforce, SAP, and ServiceNow—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the years presented.

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value has increased from 852 customers as of January 31, 2022 to 1,080 customers as of January 31, 2023. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly with very little to no direct sales or customer support interaction and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

DocuSign, Inc.| 2023 Form 10-K | 41

Financial Results for the Year Ended January 31, 2023

(in thousands)	Year Ended January 31, 2023
Total revenue	$2,515,915
Total costs and expenses	2,603,946
Total stock-based compensation expense	538,726
Loss from operations	(88,031)
Net loss	(97,454)
Cash provided by operating activities	506,759
Capital expenditures	(77,654)

Cash, cash equivalents, restricted cash and investments were $1.2 billion as of January 31, 2023.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest in our go-to-market efforts involving a combination of direct sales, partner-assisted sales and digital self-service purchasing. As of January 31, 2023, we had a total of over 1.3 million customers, including over 211,000 enterprise and commercial customers, compared to over 1.1 million customers and over 170,000 enterprise and commercial customers as of January 31, 2022. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and medium-sized businesses, or SMBs, which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define VSBs as companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

We believe that our ability to increase the number of customers using our products, particularly the number of enterprise and commercial customers, is an indicator of our market penetration, the growth of our business and our potential future business opportunities. By increasing awareness of our products, further developing our sales and marketing expertise and continuing to build features tuned to different industry needs, we have expanded the diversity of our customer base to include organizations of all sizes across nearly every industry.

Retaining and Expanding Contracts with Existing Enterprise and Commercial Customers

Many of our customers have increased spend with us as they have expanded their use of our offerings in both existing and new use cases across their front or back-office operations. Our enterprise and commercial customers may start with just one use case and gradually implement additional use cases across their organization once they see the benefits of our software platform. Several of our largest enterprise customers have deployed our products for hundreds of use cases across their organizations. We believe there is significant expansion opportunity with our customers following their initial adoption of our software platform.

Increasing International Revenue

Our international revenue represented 25%, 23% and 20% of our total revenue in each of the years ended January 31, 2023, 2022, and 2021, respectively.

We started our international selling efforts in English-speaking common law countries, such as Canada, the UK and Australia, where we were able to leverage our core technologies due to similar approaches to electronic signature in these jurisdictions and the U.S. We have since made significant investments to be able to offer our products in select civil law countries. For example, in Europe, we offer Standards-Based Signature (“SBS”) technology tailored for eIDAS. SBS supports signatures that involve digital certificates, including those specified in the EU’s eIDAS regulations for advanced and qualified electronic signatures.

DocuSign, Inc.| 2023 Form 10-K | 42

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

Subscription Revenue
Subscription revenue consists of fees for the use of our software platform and our technical infrastructure and access to customer support, which includes phone or email support. We typically invoice customers annually in advance. We recognize subscription revenue ratably over the term of the contract subscription period beginning on the date access to our software platform is provided.

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

DocuSign, Inc.| 2023 Form 10-K | 43

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

Sales and Marketing Expense	Sales and marketing expense consists primarily of personnel costs, including sales commissions. These expenses also include expenditures related to advertising, marketing, promotional events and brand awareness activities, as well as allocated overhead costs. We expect sales and marketing expense to continue to increase in absolute dollars as we enhance our product offerings and implement marketing strategies.
Research and Development Expense	Research and development expense consists primarily of personnel costs. These expenses also include non-personnel costs, such as subcontracting, consulting and professional fees for third-party development resources, as well as allocated overhead costs. Our research and development efforts focus on maintaining and enhancing existing functionality and adding new functionality. We expect research and development expense to increase in absolute dollars as we invest in the enhancement of our software platform.
General and Administrative Expense	General and administrative expense consists primarily of employee-related costs for those employees providing administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs, allocated overhead costs and impairment of operating lease right-of-use assets and other lease-related charges. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.
Restructuring and Other Related Charges	Restructuring and other related charges consist primarily of costs associated with restructuring plans approved by our Board of Directors. In connection with these restructuring actions or other exit actions, which were undertaken to improve operating margin and support our growth, scale and profitability objectives, we recognize costs related to termination benefits for former employees whose positions were eliminated, the write-off of facility-related balances, and other costs.

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

DocuSign, Inc.| 2023 Form 10-K | 44

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Year Ended January 31,
(in thousands)	2023	As % of Revenue	2022	As % of Revenue
Revenue:
Subscription	$2,442,177	97%	$2,037,272	97%
Professional services and other	73,738	3	69,941	3
Total revenue	2,515,915	100	2,107,213	100
Cost of revenue:
Subscription	426,077	17	343,661	16
Professional services and other	110,011	4	122,790	6
Total cost of revenue	536,088	21	466,451	22
Gross profit	1,979,827	79	1,640,762	78
Operating expenses:
Sales and marketing	1,242,711	49	1,076,527	51
Research and development	480,584	19	393,362	19
General and administrative	316,228	13	232,757	11
Restructuring and other related charges	28,335	1	—	—
Total operating expenses	2,067,858	82	1,702,646	81
Loss from operations	(88,031)	(3)	(61,884)	(3)
Interest expense	(6,389)	(1)	(6,443)	—
Interest income and other income, net	4,539	—	1,413	—
Loss before provision for income taxes	(89,881)	(4)	(66,914)	(3)
Provision for income taxes	7,573	—	3,062	—
Net loss	$(97,454)	(4)%	$(69,976)	(3)%

For a comparison of our results of operations for the fiscal years ended January 31, 2022 and 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 25, 2022.

Revenue

	Year Ended January 31,				2023 vs 2022
(in thousands)	2023	As % of Revenue	2022	As % of Revenue
Revenue:
Subscription	$2,442,177	97%	$2,037,272	97%	20%
Professional services and other	73,738	3	69,941	3	5%
Total revenue	$2,515,915	100%	$2,107,213	100%	19%

Subscription revenue increased $404.9 million, or 20%, in the year ended January 31, 2023. The increase was primarily due to the expansion of existing customers and the addition of new customers, as well as an increase in sales to our mid-market and enterprise customers through our direct and indirect go-to-market initiatives. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

We expect subscription revenue to continue to increase as existing customers increase their usage across their organizations while we offer new functionality, develop new products and attract new customers.

DocuSign, Inc.| 2023 Form 10-K | 45

Cost of Revenue and Gross Margin

	Year Ended January 31,		2023 vs 2022
(in thousands)	2023	2022
Cost of revenue:
Subscription	$426,077	$343,661	24%
Professional services and other	110,011	122,790	(10)%
Total cost of revenue	$536,088	$466,451	15%
Gross margin:
Subscription	83%	83%	—	pts
Professional services and other	(49)%	(76)%	27	pts
Total gross margin	79%	78%	1	pts

Cost of subscription revenue increased $82.4 million, or 24% in the year ended January 31, 2023, primarily driven by higher costs to support our growing customer base. Significant increases consisted of:
•$29.2 million in personnel costs and $15.8 million in stock-based compensation expense primarily due to higher average headcount and annual salary increases;
•$20.8 million in operating costs to support our platform and the growth in our revenue, including a $13.7 million increase in hosting costs and an $8.8 million increase in subscription reseller fees;
•$10.1 million due to higher information technology costs; and
•$5.7 million in depreciation and amortization, which reflects the impact of higher data center costs and capitalized software assets.

Cost of professional service and other revenue decreased $12.8 million, or 10%, in the year ended January 31, 2023, due to $11.6 million decrease in personnel costs due to decreasing headcount of our professional services delivery team in fiscal 2023.

Sales and Marketing

	Year Ended January 31,		2023 vs 2022
(in thousands)	2023	2022
Sales and marketing	$1,242,711	$1,076,527	15%
Percentage of revenue	49%	51%

Sales and marketing expenses decreased as a percentage of revenue due to savings on personnel costs from the restructuring plan implemented during the third quarter of fiscal 2023 and shifts in the allocation of resources for our go-to-market initiatives. Sales and marketing expenses increased $166.2 million, or 15%, in the year ended January 31, 2023, primarily driven by investments in workforce and technology support to accommodate the demand for our products and increased interest in digital transformation of agreements. Significant increases consisted of:
•$102.5 million in personnel costs and $35.6 million in stock-based compensation expense due to higher average headcount, annual salary increases, higher commissions in line with higher sales and higher payroll taxes;
•$12.6 million due to higher information technology costs; and
•$8.5 million in travel expenses due to an increase in in-person meetings and events.

DocuSign, Inc.| 2023 Form 10-K | 46

Research and Development

	Year Ended January 31,		2023 vs 2022
(in thousands)	2023	2022
Research and development	$480,584	$393,362	22%
Percentage of revenue	19%	19%

Research and development expenses increased $87.2 million, or 22%, in the year ended January 31, 2023, primarily due to investments in workforce and technology support to accommodate growth. Significant increases consisted of:
•$41.4 million in stock-based compensation expense and $31.4 million in personnel costs due to higher average headcount and annual salary increases; and
•$10.4 million due to higher information technology costs.

General and Administrative

	Year Ended January 31,		2023 vs 2022
(in thousands)	2023	2022
General and administrative	$316,228	$232,757	36%
Percentage of revenue	13%	11%

General and administrative expenses increased $83.5 million, or 36%, in the year ended January 31, 2023, primarily due to investments in workforce and technology support to accommodate the operations and growth in our business. Significant increases consisted of:
•$33.4 million in stock-based compensation expense and $17.6 million in personnel costs due to higher average headcount and annual salary increases;
•$23.4 million in professional fees due to increases in consultant fees to support the implementation of a new enterprise resource planning system, and legal and other fees; and
•$7.8 million due to higher information technology costs.

Restructuring and Other Related Charges

Restructuring and other related charges were $28.3 million in the year ended January 31, 2023, due to the implementation of a restructuring plan during the third quarter of fiscal 2023. Restructuring costs primarily consisted of $27.4 million of employee termination benefits. There were no restructuring and other related charges in the year ended January 31, 2022.

DocuSign, Inc.| 2023 Form 10-K | 47

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of January 31, 2023, we had $1.0 billion in cash and cash equivalents and short-term investments. We also had $186.0 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financing.

In January 2021 we entered into a $500.0 million credit facility, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available for five years until January 11, 2026 to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of January 31, 2023.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “2023 Notes”), of which $37.1 million remains unpaid as of January 31, 2023. In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024 (the “2024 Notes”). We believe that our sources of liquidity, including our cash, cash equivalents and investments, and expected future operating cash flows, and borrowing capacity available to us from our credit facility, are adequate to meet the potential cash commitments for the foreseeable future, including upcoming maturities in the next 12 months related to our 2023 Notes and 2024 Notes as well as other lease obligations.

Further details of these transactions are described in Note 8 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

We were in compliance with all debt covenants at January 31, 2023.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations in the recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.6 billion as of January 31, 2023. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

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

DocuSign, Inc.| 2023 Form 10-K | 48

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$506,759	$506,467
Investing activities	(191,197)	(162,909)
Financing activities	(98,256)	(394,621)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(3,784)	(5,594)
Net change in cash, cash equivalents and restricted cash	$213,522	$(56,657)

Cash Flows from Operating Activities

Cash provided by operating activities increased to $506.8 million for the year ended January 31, 2023 from $506.5 million for the year ended January 31, 2022. Cash provided by operating activities is primarily driven by the timing of customer collections. In the year ended January 31, 2023, we experienced a decrease in amounts billed to customers and recognized as contract liabilities, partially offset by increased collections of accounts receivable. Our accounts receivable increased by $76.0 million in the year ended January 31, 2023, compared to an increase of $117.4 million, in the prior year, which resulted in a $41.4 million increase in cash provided by operating activities year over year. Our contract liabilities increased by $143.2 million in the year ended January 31, 2023, compared to an increase of $250.5 million in the prior year, which resulted in a $107.3 million decrease in cash provided by operating activities.

Cash Flows from Investing Activities

For the year ended January 31, 2023, cash used in investing activities of $191.2 million was primarily driven by $109.8 million net purchases of marketable securities and $77.7 million purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects.

For the year ended January 31, 2022, cash provided by investing activities of $162.9 million was primarily driven by $93.4 million net purchases of marketable securities and $61.4 million purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects. In addition, we used $6.4 million to pay for acquisitions.

Cash Flows from Financing Activities

For the year ended January 31, 2023, cash used in financing activities of $98.3 million was primarily driven by $63.0 million used to repurchase 1.1 million shares of common stock at an average of $55.52 per share through our stock repurchase program which commenced in fiscal 2023, and $35.2 million payments for tax withholding on share settlements, net of proceeds associated with our equity plans.

For the year ended January 31, 2022, cash used in financing activities of $394.6 million was primarily driven by $316.7 million payments for tax withholding on share settlements, net of proceeds associated with our equity plans. We also used $77.9 million for repayments of our 2023 Notes.

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

DocuSign, Inc.| 2023 Form 10-K | 49

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with generally accepted accounting principles (“GAAP”). Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, income taxes and loss contingencies.

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

Stock-based Compensation

We issue stock-based awards to employees, including restricted stock units (“RSUs”), purchase rights granted under our Employee Stock Purchase Plan (“ESPP”) and stock options. We measure the fair value of these awards at the grant date and recognize such fair value as expense over the service period.

The fair value of RSUs is determined by the fair value of our underlying common stock. From time to time, we grant RSUs that also include performance-based or market-based conditions. For RSUs granted with a market condition, we use a Monte Carlo option-pricing model to determine the fair value of the RSUs. The fair value of stock options and ESPP purchase rights are determined by the Black-Scholes option pricing model.

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

DocuSign, Inc.| 2023 Form 10-K | 50

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

DocuSign, Inc.| 2023 Form 10-K | 51

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, acquisition-related expenses, loss on extinguishment of debt, fair value adjustments to strategic investments, executive transition costs, lease-related impairment and lease-related charges, restructuring and other related charges, tax impact related to an intercompany IP transfer and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For fiscal 2023, we determined the projected non-GAAP tax rate to be 20%.

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

DocuSign, Inc.| 2023 Form 10-K | 52

Reconciliation of gross profit (loss) and gross margin:

	Year Ended January 31,
(in thousands)	2023	2022	2021
GAAP gross profit	$1,979,827	$1,640,762	$1,088,989
Add: Stock-based compensation	72,674	58,499	42,658
Add: Amortization of acquisition-related intangibles	9,613	11,670	11,052
Add: Employer payroll tax on employee stock transactions	2,184	7,524	5,904
Add: Lease-related impairment and lease-related charges	1,090	—	—
Non-GAAP gross profit	$2,065,388	$1,718,455	$1,148,603
GAAP gross margin	79%	78%	75%
Non-GAAP adjustments	3%	4%	4%
Non-GAAP gross margin	82%	82%	79%

GAAP subscription gross profit	$2,016,100	$1,693,611	$1,121,405
Add: Stock-based compensation	46,916	31,152	20,793
Add: Amortization of acquisition-related intangibles	9,613	11,670	11,052
Add: Employer payroll tax on employee stock transactions	1,393	3,703	2,862
Add: Lease-related impairment and lease-related charges	447	—	—
Non-GAAP subscription gross profit	$2,074,469	$1,740,136	$1,156,112
GAAP subscription gross margin	83%	83%	81%
Non-GAAP adjustments	2%	2%	3%
Non-GAAP subscription gross margin	85%	85%	84%

GAAP professional services and other gross loss	$(36,273)	$(52,849)	$(32,416)
Add: Stock-based compensation	25,758	27,347	21,865
Add: Employer payroll tax on employee stock transactions	791	3,821	3,042
Add: Lease-related impairment and lease-related charges	643	—	—
Non-GAAP professional services and other gross loss	$(9,081)	$(21,681)	$(7,509)
GAAP professional services and other gross margin	(49)%	(76)%	(45)%
Non-GAAP adjustments	37%	45%	35%
Non-GAAP professional services and other gross margin	(12)%	(31)%	(10)%

Reconciliation of income (loss) from operations and operating margin:

	Year Ended January 31,
(in thousands)	2023	2022	2021
GAAP loss from operations	$(88,031)	$(61,884)	$(173,855)
Add: Stock-based compensation	533,100	408,542	286,877
Add: Amortization of acquisition-related intangibles	20,706	24,770	25,618
Add: Employer payroll tax on employee stock transactions	12,921	42,192	34,042
Add: Acquisition-related expenses	—	387	7,962
Add: Restructuring and other related charges	28,335	—	—
Add: Executive transition costs	2,634	—	—
Add: Lease-related impairment and lease-related charges	7,181	5,099	—
Non-GAAP income from operations	$516,846	$419,106	$180,644
GAAP operating margin	(3)%	(3)%	(12)%
Non-GAAP adjustments	24%	23%	24%
Non-GAAP operating margin	21%	20%	12%
DocuSign, Inc.| 2023 Form 10-K | 53

Reconciliation of net income (loss):

	Year Ended January 31,
(in thousands, except per share data)	2023	2022	2021
GAAP net income (loss)	$(97,454)	$(69,976)	$(243,267)
Add: Stock-based compensation	533,100	408,542	286,877
Add: Amortization of acquisition-related intangibles	20,706	24,770	25,618
Add: Employer payroll tax on employee stock transactions	12,921	42,192	34,042
Add: Acquisition-related expenses	—	387	7,962
Add: Amortization of debt discount and issuance costs	4,970	5,098	28,001
Add: Loss on extinguishment of debt	—	—	33,752
Add: Tax expense related to intercompany IP transfer(1)	—	—	9,294
Add: Restructuring and other related charges	28,335	—	—
Add: Executive transition costs	2,634	—	—
Add: Lease-related impairment and lease-related charges	7,181	5,099	—
Less: Fair value adjustments to strategic investments	3,689	(5,270)	—
Add: Income Tax effect of non-GAAP adjustments(2)	(97,158)	—	—
Non-GAAP net income	$418,924	$410,842	$182,279
(1)Represents net change in tax liabilities related to an intercompany IP transfer
(2)Represents the income tax adjustment using our estimated non-GAAP tax rate of 20%. Estimating a non-GAAP tax rate of 20%, the income tax effect of non-GAAP adjustments was $79.7 million for the year ended January 31, 2022 and $32.9 million for the year ended January 31, 2021.

Computation of free cash flow:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$506,759	$506,467	$296,954
Less: Purchases of property and equipment	(77,654)	(61,396)	(82,395)
Non-GAAP free cash flow	$429,105	$445,071	$214,559
Net cash (used in) provided by investing activities	$(191,197)	$(162,909)	$81,229
Net cash used in financing activities	$(98,256)	$(394,621)	$(58,976)

Computation of billings:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Revenue	$2,515,915	$2,107,213	$1,453,047
Add: Contract liabilities and refund liability, end of period	1,191,269	1,049,106	800,940
Less: Contract liabilities and refund liability, beginning of period	(1,049,106)	(800,940)	(522,201)
Add: Contract assets and unbilled accounts receivable, beginning of period	18,273	21,021	15,082
Less: Contract assets and unbilled accounts receivable, end of period	(16,615)	(18,273)	(21,021)
Add: Contract assets and unbilled accounts receivable contributed by acquisitions	—	—	6,589
Less: Contract liabilities and refund liability contributed by acquisitions	—	—	(9,344)
Non-GAAP billings	$2,659,736	$2,358,127	$1,723,092
DocuSign, Inc.| 2023 Form 10-K | 54

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.
Interest Rate Risk
As of January 31, 2023, we had cash, cash equivalents and investments totaling $1.2 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $3.8 million decrease of the fair value of our investment portfolio as of January 31, 2023. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
We had no exposure to changes in interest rates from debt obligations at January 31, 2023 as our 2023 Notes and 2024 Notes (the “Notes”) were issued at fixed rates of 0.5% and 0.0%, respectively. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

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
DocuSign, Inc.| 2023 Form 10-K | 55

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

DocuSign, Inc.| 2023 Form 10-K | 56

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DocuSign, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DocuSign, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt effective February 1, 2021.

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
DocuSign, Inc.| 2023 Form 10-K | 57

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

Revenue Recognition - Identifying and Evaluating Terms and Conditions in Contracts

As described in Note 1 to the consolidated financial statements, revenue recognition is determined by management through the following steps: (i) identification of the contract, or contracts, with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation in the contract; and (v) recognition of the revenue when, or as, the Company satisfies a performance obligation. Management applies significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended January 31, 2023, the Company’s revenue was $2.52 billion.

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
March 27, 2023

We have served as the Company’s auditor since 2009, which includes periods before the Company became subject to SEC reporting requirements.

DocuSign, Inc.| 2023 Form 10-K | 58

DOCUSIGN, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$721,895	$509,059
Investments—current	309,771	293,763
Accounts receivable, net of allowance for doubtful accounts of $6,011 and $5,807 as of January 31, 2023 and 2022	516,914	440,950
Contract assets—current	12,437	12,588
Prepaid expenses and other current assets	69,987	63,236
Total current assets	1,631,004	1,319,596
Investments—noncurrent	186,049	94,938
Property and equipment, net	199,892	184,664
Operating lease right-of-use assets	141,493	126,021
Goodwill	353,619	355,058
Intangible assets, net	70,280	98,816
Deferred contract acquisition costs—noncurrent	350,899	311,835
Other assets—noncurrent	79,484	50,337
Total assets	$3,012,720	$2,541,265
Liabilities and Equity
Current liabilities
Accounts payable	$24,393	$52,804
Accrued expenses and other current liabilities	100,987	91,377
Accrued compensation	163,133	160,163
Convertible senior notes—current	722,887	—
Contract liabilities—current	1,172,867	1,029,891
Operating lease liabilities—current	24,055	37,404
Total current liabilities	2,208,322	1,371,639
Convertible senior notes, net—noncurrent	—	718,487
Contract liabilities—noncurrent	16,925	16,725
Operating lease liabilities—noncurrent	141,348	126,340
Deferred tax liability—noncurrent	10,723	9,316
Other liabilities—noncurrent	18,115	23,255
Total liabilities	2,395,433	2,265,762
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of January 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 201,904 shares outstanding as of January 31, 2023; 500,000 shares authorized, 198,834 shares outstanding as of January 31, 2022	20	20
Treasury stock, at cost: 10 shares as of January 31, 2023; 7 shares as of January 31, 2022	(1,785)	(1,532)
Additional paid-in capital	2,240,732	1,720,013
Accumulated other comprehensive loss	(22,996)	(4,809)
Accumulated deficit	(1,598,684)	(1,438,189)
Total stockholders’ equity	617,287	275,503
Total liabilities and equity	$3,012,720	$2,541,265

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2023 Form 10-K | 59

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended January 31,
(in thousands, except per share data)	2023	2022	2021
Revenue:
Subscription	$2,442,177	$2,037,272	$1,381,397
Professional services and other	73,738	69,941	71,650
Total revenue	2,515,915	2,107,213	1,453,047
Cost of revenue:
Subscription	426,077	343,661	259,992
Professional services and other	110,011	122,790	104,066
Total cost of revenue	536,088	466,451	364,058
Gross profit	1,979,827	1,640,762	1,088,989
Operating expenses:
Sales and marketing	1,242,711	1,076,527	798,625
Research and development	480,584	393,362	271,522
General and administrative	316,228	232,757	192,697
Restructuring and other related charges	28,335	—	—
Total operating expenses	2,067,858	1,702,646	1,262,844
Loss from operations	(88,031)	(61,884)	(173,855)
Interest expense	(6,389)	(6,443)	(30,799)
Loss on extinguishment of debt	—	—	(33,752)
Interest income and other income, net	4,539	1,413	8,914
Loss before provision for income taxes	(89,881)	(66,914)	(229,492)
Provision for income taxes	7,573	3,062	13,775
Net loss	$(97,454)	$(69,976)	$(243,267)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.36)	$(1.31)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	200,903	196,675	185,760

Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	$(15,336)	$(7,935)	$7,468
Unrealized losses on investments, net of tax	(2,851)	(1,838)	(831)
Other comprehensive income (loss)	(18,187)	(9,773)	6,637
Comprehensive loss	$(115,641)	$(79,749)	$(236,630)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$46,916	$31,152	$20,793
Cost of revenue—professional services and other	25,758	27,347	21,865
Sales and marketing	222,334	186,759	131,041
Research and development	149,967	108,523	65,890
General and administrative	88,125	54,761	47,288
Restructuring and other related charges	5,626	—	—

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2023 Form 10-K | 60

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2020	181,254	$18	$1,685,167	$—	$(1,673)	$(1,137,185)	$546,327
Settlement of convertible senior notes due in 2023	4,698	1	(31,933)	—	—	—	(31,932)
Reclassification to mezzanine equity for convertible senior notes due in 2023	—	—	(3,390)	—	—	—	(3,390)
Equity component of issued convertible senior notes due in 2024	—	—	63,268	—	—	—	63,268
Purchase of capped calls related to issuance of convertible senior notes due in 2024	—	—	(31,395)	—	—	—	(31,395)
Issuance of common stock as consideration for acquisition	247	—	48,361	—	—	—	48,361
Exercise of stock options	2,072	—	24,305	—	—	—	24,305
Settlement of restricted stock units	4,072	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(376,542)	(1,048)	—	—	(377,590)
Employee stock purchase plan	464	—	29,859	—	—	—	29,859
Employee stock-based compensation expense	—	—	294,554	—	—	—	294,554
Net loss	—	—	—	—	—	(243,267)	(243,267)
Other comprehensive income, net	—	—	—	—	6,637	—	6,637
Balances at January 31, 2021	192,807	19	1,702,254	(1,048)	4,964	(1,380,452)	325,737
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(86,144)	—	—	12,239	(73,905)
Settlement of convertible senior notes due in 2023	749	—	(873)	—	—	—	(873)
Exercise of stock options	1,693	—	23,729	—	—	—	23,729
Settlement of restricted stock units	5,071	1	(1)	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,760)	—	(388,915)	(484)	—	—	(389,399)
Employee stock purchase plan	264	—	46,077	—	—	—	46,077
Charitable donation of common stock	10	—	3,000	—	—	—	3,000
Employee stock-based compensation expense	—	—	420,886	—	—	—	420,886
Net loss	—	—	—	—	—	(69,976)	(69,976)
Other comprehensive income, net	—	—	—	—	(9,773)	—	(9,773)
Balances at January 31, 2022	198,834	$20	$1,720,013	$(1,532)	$(4,809)	$(1,438,189)	$275,503
The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2023 Form 10-K | 61

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2022	198,834	20	1,720,013	(1,532)	(4,809)	(1,438,189)	275,503
Exercise of stock options	868	—	12,678	—	—	—	12,678
Settlement of restricted stock units	4,230	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,428)	—	(88,900)	(253)	—	—	(89,153)
Employee stock purchase plan	535	—	36,526	—	—	—	36,526
Repurchases of common stock	(1,135)	—	—	—	—	(63,041)	(63,041)
Employee stock-based compensation expense	—	—	560,415	—	—	—	560,415
Net loss	—	—	—	—	—	(97,454)	(97,454)
Other comprehensive loss, net	—	—	—	—	(18,187)	—	(18,187)
Balances at January 31, 2023	201,904	$20	$2,240,732	$(1,785)	$(22,996)	$(1,598,684)	$617,287

The accompanying notes are an integral part of these consolidated financial statements.

DocuSign, Inc.| 2023 Form 10-K | 62

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net loss	$(97,454)	$(69,976)	$(243,267)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	86,255	81,913	71,090
Amortization of deferred contract acquisition and fulfillment costs	185,045	144,442	99,384
Amortization of debt discount and transaction costs	4,970	5,098	28,001
Loss on extinguishment of debt	—	—	33,752
Operating cash flow related to repayments of convertible senior notes	—	—	(75,165)
Non-cash operating lease costs	27,501	26,819	26,728
Stock-based compensation expense	538,726	408,542	286,877
Deferred income taxes	1,697	1,369	(2,410)
Other	15,723	9,871	(210)
Changes in operating assets and liabilities
Accounts receivable	(75,964)	(117,380)	(73,913)
Prepaid expenses and other current assets	(5,038)	(7,074)	(1,155)
Deferred contract acquisition and fulfillment costs	(232,315)	(207,393)	(208,510)
Other assets	(22,319)	(11,496)	(4,094)
Accounts payable	(26,440)	12,148	12,128
Accrued expenses and other liabilities	7,340	10,828	37,155
Accrued compensation	(1,781)	1,128	64,586
Contract liabilities	143,177	250,482	267,750
Operating lease liabilities	(42,364)	(32,854)	(21,773)
Net cash provided by operating activities	506,759	506,467	296,954
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	—	(6,388)	(180,370)
Purchases of marketable securities	(533,710)	(384,128)	(164,989)
Sales of marketable securities	—	7,569	28,986
Maturities of marketable securities	423,917	283,184	488,538
Purchases of strategic and other investments	(3,750)	(1,750)	(8,541)
Purchases of property and equipment	(77,654)	(61,396)	(82,395)
Net cash (used in) provided by investing activities	(191,197)	(162,909)	81,229
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of initial purchasers' discounts and transaction costs	—	—	677,370
Purchase of capped calls related to issuance of convertible senior notes	—	—	(31,395)
Repayments of convertible senior notes	(16)	(77,906)	(384,199)
Repurchases of common stock	(63,041)	—	—
Payment of revolving credit facility costs	—	—	(2,453)
Payment of tax withholding obligation on RSU settlement and ESPP purchase	(84,403)	(386,521)	(372,463)
Proceeds from exercise of stock options	12,678	23,729	24,305
Proceeds from employee stock purchase plan	36,526	46,077	29,859
Net cash used in financing activities	(98,256)	(394,621)	(58,976)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(3,784)	(5,594)	5,646
Net increase (decrease) in cash, cash equivalents and restricted cash	213,522	(56,657)	324,853
Cash, cash equivalents and restricted cash at beginning of period	509,679	566,336	241,483
Cash, cash equivalents and restricted cash at end of period	$723,201	$509,679	$566,336
The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2023 Form 10-K | 63

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended January 31,
(in thousands)	2023	2022	2021
Supplemental disclosure:
Cash paid for interest	$185	$349	$78,040
Cash paid for operating lease liabilities	38,873	40,552	35,176
Cash paid for income taxes	10,416	6,940	3,503
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$4,757	$11,285	$3,903
Operating lease right-of-use assets exchanged for lease obligations	63,086	2,749	30,816
Fair value of shares issued as consideration for acquisition	—	—	48,361
Fair value of shares issued as part of the repayments of convertible senior notes	2	174,230	1,233,990
The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2023 Form 10-K | 64

DOCUSIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

DocuSign, Inc. (“we,” “our” or “us”) was incorporated in the State of Washington in April 2003. We merged with and into DocuSign, Inc., a Delaware corporation, in March 2015.

DocuSign is the global leader in the eSignature category. We offer products that address broader agreement workflows, and digital transformation, including the world’s leading electronic signature product, enabling agreements to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include those of DocuSign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our fiscal year ends on January 31. References to fiscal 2023, for example, are to the fiscal year ended January 31, 2023.

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

No customer individually accounted for more than 10% of our revenues in the years ended January 31, 2023, 2022 and 2021 or for more than 10% of our accounts receivable as of January 31, 2023 and 2022. We perform ongoing credit evaluations of our customers, do not require collateral and maintain allowances for potential credit losses on customers’ accounts using the expected loss model.

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

DocuSign, Inc.| 2023 Form 10-K | 65

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
DocuSign, Inc.| 2023 Form 10-K | 66

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
DocuSign, Inc.| 2023 Form 10-K | 67

“Professional services and other” cost of revenue consists primarily of personnel costs for our professional services delivery team, travel-related costs and allocated overhead.

Advertising

Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in our consolidated statements of operations and comprehensive loss. Advertising expense was $128.3 million, $115.7 million and $78.6 million in the years ended January 31, 2023, 2022 and 2021.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation.

Stock-Based Compensation

Compensation cost for stock-based awards issued to employees, including stock options, ESPP purchase rights and RSUs, is measured at fair value on the date of grant and recognized over the service period, generally on a straight-line basis.

The fair value of stock options and ESPP purchase rights is estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of RSUs is estimated on the date of grant based on the fair value of our underlying common stock. From time to time, we grant RSUs that also include performance-based or market-based conditions. For RSUs granted with a market condition, we use a Monte Carlo option-pricing model to determine the fair value of the RSUs.

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

Restructuring charges

Restructuring liabilities arise when management commits to a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the plan are not likely and employees who are impacted have been notified of the pending involuntary termination. Restructuring charges are accrued in the period in which it is probable that the employees are entitled to the restructuring benefits and the amounts can be reasonably estimated.

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
DocuSign, Inc.| 2023 Form 10-K | 68

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

DocuSign, Inc.| 2023 Form 10-K | 69

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

As of January 31, 2023 and 2022, we held equity investments in privately-held companies totaling $12.5 million and $12.4 million that were classified in “Other assets—noncurrent” on our consolidated balance sheets.

Restricted Cash

Restricted cash consists of certificates of deposits collateralizing our operating lease agreements for office space and cash withheld from employees to fund claims and program expenses related to the Voluntary Disability Plans in California and Washington.

The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of January 31, 2023, 2022, and 2021:

	January 31,
(in thousands)	2023	2022	2021
Cash and cash equivalents	$721,895	$509,059	$566,055
Restricted cash included in prepaid expense and other current assets	37	280	—
Restricted cash included in other assets - noncurrent	1,269	340	281
Total cash, cash equivalents, and restricted cash	$723,201	$509,679	$566,336

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

DocuSign, Inc.| 2023 Form 10-K | 70

Accounts Receivable and Allowance for Doubtful Accounts and Credit Losses

Accounts receivable primarily consist of amounts billed currently due from customers. Our accounts receivable are subject to collection risk. Gross accounts receivable are reduced for this risk by an allowance for doubtful accounts. This allowance is for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts includes balances that are specifically identified for adequacy based on a regular evaluation of such factors as age of the receivable balance, current economic conditions, credit quality of the customer, and past collection experience. We also include in our allowance for doubtful accounts an estimate for future credit losses, based on historical experience, which is recorded in the period in which we invoice our customers. We do not have any off-balance-sheet credit exposure related to our customers.

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

We do not recognize right-of-use assets and liabilities for leases with a term of twelve months or less. Additionally, we do not separate nonlease components from the associated lease components for our office leases and certain other asset classes. The total consideration includes fixed payments and contractual escalation provisions. We are responsible for maintenance, insurance, property taxes and other variable payments, which are expensed as incurred. Our leases include options to renew or terminate. We include the option to renew or terminate in our determination of the lease term when the option is deemed to be reasonably certain to be exercised.

Operating leases are classified in “Operating lease right-of-use assets”, “Operating lease liabilities—current”, and “Operating lease liabilities—noncurrent” on our consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in “Loss from operations” in our consolidated statements of operations and comprehensive loss.
DocuSign, Inc.| 2023 Form 10-K | 71

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for using the acquisition method of accounting and is not amortized. We test goodwill for impairment at least annually, on November 1, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events and changes may include: significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy.

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have one operating segment and one reporting unit. We performed a qualitative assessment for the fiscal year ended January 31, 2023, and concluded that it is more likely than not that the fair value of the reporting unit significantly exceeds its carrying value. There was no impairment of goodwill recorded in the years ended January 31, 2022 and 2021.

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

We also capitalize qualifying implementation costs under cloud computing arrangements (“CCA”). Capitalization of such costs ceases once the software of the hosting arrangement is ready for its intended use. The CCA implementation costs balance was $49.5 million and $22.6 million as of January 31, 2023 and 2022, and is included in “Other assets—noncurrent” on our consolidated balance sheets and amortized on a straight-line basis over the term of the associated hosting arrangement.

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
DocuSign, Inc.| 2023 Form 10-K | 72

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

Recently Adopted Accounting Pronouncements

We have not adopted accounting pronouncements during the year ended January 31, 2023.

DocuSign, Inc.| 2023 Form 10-K | 73

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97%, 97% and 95% of our revenue for the years ended January 31, 2023, 2022 and 2021.

Performance Obligations

As of January 31, 2023, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.9 billion. We expect to recognize 57% of the transaction price allocated to remaining performance obligations within the 12 months following January 31, 2023 in our consolidated statement of operations and comprehensive loss.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $12.4 million and $12.6 million as of January 31, 2023 and 2022. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the years ended January 31, 2023, 2022 and 2021, we recognized revenue of $1.0 billion, $773.7 million and $499.5 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	January 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$133,009	$—	$—	$133,009
Level 2:
Cash equivalents(1)
Commercial paper	9,992	—	(2)	9,990
Available-for-sale securities
Commercial paper	85,957	—	(258)	85,699
Corporate notes and bonds	367,930	101	(3,771)	364,260
Municipal notes and bonds	7,983	—	(65)	7,918
U.S. governmental securities	38,344	4	(405)	37,943
Level 2 total	510,206	105	(4,501)	505,810

Total	$643,215	$105	$(4,501)	$638,819

DocuSign, Inc.| 2023 Form 10-K | 74

	January 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$110,716	$—	$—	$110,716
Level 2:
Cash equivalents(1)
Commercial paper	3,499	—	—	3,499
Available-for-sale securities
Commercial paper	126,371	1	(175)	126,197
Corporate notes and bonds	243,840	—	(1,296)	242,544
U.S. governmental securities	20,036	—	(76)	19,960
Level 2 total	393,746	1	(1,547)	392,200

Total	$504,462	$1	$(1,547)	$502,916
(1)Included in "cash and cash equivalents" in our consolidated balance sheets as of January 31, 2023 and 2022, in addition to cash of $578.9 million and $394.9 million

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of our available-for-sale securities as of January 31, 2023, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$309,771
Due in one to two years	186,049
$495,820

As of January 31, 2023 and 2022, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of January 31, 2023 and 2022.

Strategic Investments

As of January 31, 2023 and 2022, we held equity investments in privately-held companies totaling $12.5 million and $12.4 million. The carrying value of strategic investments is adjusted to fair value on a non-recurring basis for observable transactions of identical or similar investments of the same issuer or for impairment. Strategic investments measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because nonrecurring fair value measurements may include observable and unobservable inputs. During the year ended January 31, 2023, the value of these investments decreased $3.7 million, net. During the year ended January 31, 2022, the value of these investments increased $4.8 million.

Convertible Senior Notes

We estimated the fair value based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes, net—noncurrent” and “Convertible senior notes—current.” Refer to Note 8 for further information.
DocuSign, Inc.| 2023 Form 10-K | 75

	January 31,
(in thousands)	2023	2022
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$37,083	$37,099
Fair value amount	38,981	65,440

0.0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	655,666	656,363

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	January 31,
(in thousands)	2023	2022
Computer and network equipment	$138,869	$127,799
Software, including capitalized software development costs	114,524	82,537
Furniture and office equipment	20,897	20,939
Leasehold improvements	73,415	79,811
	347,705	311,086
Less: Accumulated depreciation	(210,781)	(170,261)
	136,924	140,825
Work in progress	62,968	43,839
	$199,892	$184,664

Depreciation and amortization expenses associated with property and equipment was $65.5 million, $57.1 million and $45.5 million in the years ended January 31, 2023, 2022 and 2021. This included amortization expense related to capitalized internally-developed software costs of $19.7 million, $10.3 million and $6.2 million in the respective years.

We capitalized $66.1 million, $39.0 million and $29.3 million of internally developed software costs, including $19.2 million, $9.8 million and $7.2 million of capitalized stock-based compensation in the years ended January 31, 2023, 2022 and 2021.

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

DocuSign, Inc.| 2023 Form 10-K | 76

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

Year Ended January 31,
(in thousands) (unaudited)	2021
Revenue	$1,464,424
Net loss	(246,819)

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

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2021	$350,151
Additions—Seal	1,185
Additions—Clause	4,100
Foreign currency translation	(378)
Balance at January 31, 2022	355,058
Foreign currency translation	(1,439)
Balance at January 31, 2023	$353,619

DocuSign, Inc.| 2023 Form 10-K | 77

Intangible assets consisted of the following:

	As of January 31, 2023				As of January 31, 2022
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	2.2	$76,194	$(56,920)	$19,274	$76,194	$(47,307)	$28,887
Customer contracts & related relationships	6.0	110,082	(50,429)	59,653	110,082	(39,911)	70,171
Other	0.0	22,534	(22,534)	—	22,534	(21,959)	575
	5.1	$208,810	$(129,883)	78,927	$208,810	$(109,177)	99,633
Cumulative translation adjustment				(8,647)			(817)
Total				$70,280			$98,816

Amortization of finite-lived intangible assets was as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Cost of subscription revenue	$9,613	$11,670	$11,052
Sales and marketing	11,093	13,100	14,566
Total	$20,706	$24,770	$25,618

As of January 31, 2023, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period	Amount (in thousands)
2024	$19,375
2025	18,798
2026	12,655
2027	10,518
2028	8,058
Thereafter	9,523
Total	$78,927

DocuSign, Inc.| 2023 Form 10-K | 78

Note 7. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Year Ended January 31,
(in thousands)	2023	2022
Deferred Contract Acquisition Costs
Beginning balance	$315,158	$262,519
Additions to deferred contract acquisition costs	179,898	169,322
Amortization of deferred contract acquisition costs	(134,964)	(112,931)
Cumulative translation adjustment	(4,703)	(3,752)
Ending balance	$355,389	$315,158

Deferred Contract Fulfillment Costs
Beginning balance	$19,088	$12,506
Additions to deferred contract fulfillment costs	52,417	38,071
Amortization of deferred contract fulfillment costs	(50,081)	(31,489)
Cumulative translation adjustment	(348)	—
Ending balance	$21,076	$19,088

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

DocuSign, Inc.| 2023 Form 10-K | 79

Conversion terms

The 2023 Notes have an initial conversion rate of 13.9860 shares of our common stock per $1,000 principal amount of the 2023 Notes, which is equal to an initial conversion price of approximately $71.50 per share of our common stock. The 2024 Notes have an initial conversion rate of 2.3796 shares of our common stock per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $420.24 per share of our common stock. The initial conversation rates are subject to adjustment in some events. Following certain corporate events that occur prior to the maturity date or, with respect to the 2023 Notes, following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or during the related redemption period in certain circumstances. Additionally, upon the occurrence of a corporate event that constitutes a “fundamental change” as defined within the respective Indentures, holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. No such corporate events have occurred as of January 31, 2023.

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

Based upon the reported sales price of our common stock, the 2023 Notes became convertible on August 1, 2020 and continued to be convertible through July 31, 2022. As of January 31, 2023, the 2023 Notes did not meet the conversion terms and are not convertible.

Holders of the 2024 Notes may convert all or any portion of their 2024 Notes at any time on or after October 15, 2023, until the close of business on January 11, 2024. Prior to the close of business on the business day immediately preceding October 15, 2023, holders of the 2024 Notes may convert all or any portion of their 2024 Notes, in integral multiples of $1,000 principal amount, only under the following circumstances (the “2024 Notes conversion conditions”):
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

As of January 31, 2023, the 2024 Notes conversion conditions described above were not met and therefore the 2024 Notes are not yet convertible.

Redemption terms

We may redeem for cash or shares all or any portion of the 2023 Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, beginning on or after September 20, 2021 if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which the Company provides the notice of redemption is greater than or equal to 130% of the conversion price on each applicable trading day.

DocuSign, Inc.| 2023 Form 10-K | 80

We may not redeem the 2024 Notes prior to the maturity date.

Repurchases of the 2023 Notes

In connection with our issuance of the 2024 Notes in fiscal 2021, we used a portion of the proceeds to repurchase $460.0 million aggregate principal amount of the 2023 Notes in privately negotiated transactions for an aggregate consideration of $1.7 billion, consisting of $459.2 million in cash and 4.7 million shares of our common stock with a value of $1.2 billion, a non-cash financing activity. We recorded an extinguishment loss of $33.8 million as a result of the transaction.

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

Net Carrying Amounts of the Liability Components

The 2023 Notes and 2024 Notes are within one year of maturity and are therefore classified as current liabilities in our consolidated balance sheets as of January 31, 2023.

	January 31,
(in thousands)	2023	2022
2023 Notes (effective interest rate of 5.9%):
Principal	$575,000	$575,000
Less: extinguishment or conversion	(537,917)	(537,901)
Unpaid principal	37,083	37,099
Less: unamortized transaction costs	(118)	(303)
Net carrying value of liability component	$36,965	$36,796

Excess of if-converted value over principal	$—	$28,159

2024 Notes (effective interest rate of 3.8%):
Principal	$690,000	$690,000
Less: unamortized transaction costs	(4,078)	(8,309)
Net carrying value of liability component	$685,922	$681,691

Excess of if-converted value over principal	$—	$—

DocuSign, Inc.| 2023 Form 10-K | 81

Interest expense recognized related to the Notes was as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Contractual interest expense	$185	$168	$2,773
Amortization of debt discount	—	—	25,828
Amortization of transaction costs	4,415	4,544	2,173
Total	$4,600	$4,712	$30,774
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

As of January 31, 2022, the market price of our common stock exceeded the $110.00 per share cap price associated with the 2023 Notes but not the $525.30 cap price associated with the 2024 notes. Therefore, the 2023 Notes would have caused economic dilution if converted as of January 31, 2022. As of January 31, 2023, the market price of our common stock did not exceed the $110.00 per share cap price associated with the 2023 Notes or the $525.30 cap price associated with the 2024 notes. Therefore, the Notes would not have caused economic dilution if converted as of January 31, 2023.

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

The facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2023. As of January 31, 2023, there were no outstanding borrowings under the revolving credit facility. The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

DocuSign, Inc.| 2023 Form 10-K | 82

Note 9. Leases

We lease offices under noncancelable operating lease agreements that expire at various dates through the end of July 2034. As of January 31, 2023, we had no finance leases. Some of our operating leases contain escalation provisions for adjustments in the consumer price index and options to renew. We include a renewal option in the lease terms for calculating our lease liability when we are reasonably certain that we will exercise the renewal option.

Operating lease expense for the fiscal years ended January 31, 2023, 2022 and 2021 was $33.2 million, $34.4 million and $34.0 million.

Future lease payments under operating leases as of January 31, 2023, were as follows:

Fiscal Period:	Amount (in thousands)
2023	$31,092
2024	26,478
2025	23,335
2026	21,002
2027	16,988
Thereafter	83,587
Total undiscounted cash flows	$202,482
Less: imputed interest	(37,079)
Present value of lease liabilities	$165,403

The weighted average remaining lease terms as of January 31, 2023 and 2022 were 8.5 years and 5.7 years. The discount rates for operating leases as of January 31, 2023 and 2022 were 4.6% and 4.3%.

Note 10. Commitments and Contingencies

As of January 31, 2023, we had unused letters of credit outstanding totaling $5.3 million, the majority of which are associated with our various operating leases.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of January 31, 2023, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2024	$47,803
2025	27,091
2026	11,625
2027	4,899
2028	1,663
Thereafter	1,622
Total	$94,703

In May 2022, we entered into an agreement with a public cloud computing service provider. Under the agreement, the minimum commitment is $175.0 million through fiscal 2028. As of January 31, 2023, the remaining commitment was $157.1 million. The remaining commitment is excluded from the table above.

DocuSign, Inc.| 2023 Form 10-K | 83

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of January 31, 2023 and 2022. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

Four putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Potteti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; and on September 20, 2022 in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The Delaware suit (Potteti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30,2022 staying the action in light of the securities class action and no response to the complaint will be due unless and until the stay is lifted.

DocuSign, Inc.| 2023 Form 10-K | 84

DocuSign Civil Litigation

On October 25, 2022, an action was filed in the Delaware Court of Chancery, captioned Daniel D. Springer v. Mary Agnes Wilderotter and DocuSign, Inc., Civil Action No. 2022-0963-LWW, concerning Mr. Springer’s resignation from our board of directors. Mr. Springer’s complaint sought relief determining that he did not resign from his position on our board of director and remains a director, and for an award of attorneys’ fees and costs associated with the civil action. To avoid the cost and distraction of further litigation with Mr. Springer, the Company offered to stipulate to entry of judgment in favor of Mr. Springer as to his disputed resignation and his status as a member of our Board. Following our offer, on January 11, 2023, the Chancery Court issued an order declaring and confirming that (i) Mr. Springer has not resigned from the Board and (ii) Mr. Springer is currently a member of the Board. Mr. Springer subsequently filed a motion seeking payment of his attorneys’ fees. DocuSign has opposed this motion, which remains pending before the Chancery Court.

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. DocuSign, Inc. and Mary Agnes Wilderotter. In the demand, Mr. Springer alleges that he was wrongfully terminated as CEO; asserts related claims against DocuSign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief. DocuSign has engaged legal counsel to defend the matter, and on March 10, 2023 submitted a motion to dismiss several of the causes of action asserted in the demand.

Note 11. Stockholders' Equity

Common Stock Reserved for Future Issuance

We have reserved the following shares of common stock, on an as-if converted basis, for future issuance as follows:

	January 31,
(in thousands)	2023	2022
RSUs outstanding	17,801	7,993
Options issued and outstanding	2,228	3,105
Remaining shares available for future issuance under the Equity Incentive Plans	39,538	42,199
Remaining shares available for future issuance under the ESPP	9,447	7,993
Total shares of common stock reserved	69,014	61,290

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

DocuSign, Inc.| 2023 Form 10-K | 85

Shares available for grant under the 2018 Plan for the year ended January 31, 2023 was as follows:

(in thousands)	Year Ended January 31, 2023
Available at beginning of fiscal year	42,199
Awards authorized	9,942
Shares granted	(17,757)
Shares cancelled/expired	3,731
Shares withheld for taxes	1,423
Available at end of fiscal year	39,538

The 2018 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2019, and ending on February 1, 2028, by 5% of the total number of shares of our capital stock outstanding on the immediately preceding January 31st (or such lesser number of shares as our board of directors or a committee of our board of directors may approve). The most recent automatic increase of 10.1 million shares occurred on February 1, 2023.

RSUs

The majority of RSUs vest upon the satisfaction of a service-based vesting condition. From time to time, we may also grant RSUs that are subject to either a performance-based or market-based vesting condition. The performance-based conditions will be satisfied upon satisfaction of certain financial performance targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or relative total shareholder return are met. The weighted-average grant date fair value for RSUs granted during the years ended January 31, 2023, 2022 and 2021 was $66.50, $226.20 and $144.80 per share. The total grant date fair value of RSUs vested during the years ended January 31, 2023, 2022 and 2021 was $461.8 million, $367.1 million and $282.3 million.

RSU activity for the year ended January 31, 2023 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2022	7,843	$146.52
Granted	17,757	66.50
Vested	(4,256)	108.50
Canceled	(3,723)	115.63
Unvested at January 31, 2023	17,621	$81.30

As of January 31, 2023, our total unrecognized compensation cost related to RSUs was $1.0 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 3.1 years.

As of January 31, 2023, the grant date fair value of unvested RSUs that are subject to market-based vesting conditions was $97.5 million. We calculated the fair value of the RSU with market conditions using Monte Carlo option-pricing model based on the following assumptions:

	Year Ended January 31,
	2023	2022	2021
Risk-free interest rate	3.21% - 4.42%	0.30%	0.22%
Expected dividend yield	—%	—%	—%
Expected life (in years)	1.0 - 6.7	3.0	3.0
Expected volatility	54% - 66%	46%	40%
DocuSign, Inc.| 2023 Form 10-K | 86

Stock Options

There were no options granted during the years ended January 31, 2023, 2022 and 2021.

Option activity for the year ended January 31, 2023 was as follows:

(in thousands, except per share data and years)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2022, all vested and exercisable	3,105	$16.41	4.45	$339,286
Exercised	(868)	14.60
Canceled/expired	(9)	17.25
Outstanding at January 31, 2023, all vested and exercisable	2,228	$17.11	3.60	$96,839

As of January 31, 2023, there was no remaining unrecognized compensation cost related to stock option grants. The aggregate intrinsic value of options exercised during the years ended January 31, 2023, 2022 and 2021 was $48.1 million, $391.2 million and $302.4 million.

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

We calculated the fair value of the ESPP purchase right using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended January 31,
	2023	2022	2021
Risk-free interest rate	1.15% - 4.04%	0.04% - 0.06%	0.11%-0.17%
Expected dividend yield	—%	—%	—%
Expected life of purchase right (in years)	0.5	0.5	0.5
Expected volatility	83% - 102%	43% - 58%	47% - 58%

The expected term for the ESPP purchase rights is based on the duration of the offering period. Estimated volatility for ESPP purchase rights is based on the historical volatility of our common stock price. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends. Compensation expense related to the ESPP was $22.2 million, $18.6 million and $12.6 million for the years ended January 31, 2023, 2022 and 2021.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of January 31, 2023, 9.4 million shares of common stock were reserved for issuance under the ESPP.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. During the year ended January 31, 2023, we repurchased and cancelled 1.1 million shares of common stock at an average price of $55.52 per share, for an aggregate amount of $63.0 million.
DocuSign, Inc.| 2023 Form 10-K | 87

Note 12. Restructuring and Other Related Charges

During fiscal 2023, the board of directors authorized a restructuring plan (the “2023 Restructuring Plan”) in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency. We expect to incur costs associated with the Restructuring Plan related to employee termination benefits and other costs mainly in the third and fourth quarters of fiscal 2023. These amounts are recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive loss as they are incurred.

For the year ended January 31, 2023, restructuring and other related charges were $28.3 million, and primarily composed of $27.4 million for employee termination benefits, which included stock-based compensation expense of $5.6 million.

The following table summarizes our restructuring liabilities during the year ended January 31, 2023:

(in thousands)	January 31, 2022	Accruals	Cash Payments	January 31, 2023
Employee termination benefits	$—	$21,748	$(21,364)	$384
Other	—	1,058	(900)	158
Total	$—	$22,806	$(22,264)	$542

Note 13. Net Loss per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for periods presented:

	Year Ended January 31,
(in thousands, except per share data)	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(97,454)	$(69,976)	$(243,267)
Denominator:
Weighted-average common shares outstanding	200,903	196,675	185,760
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.49)	$(0.36)	$(1.31)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	January 31,
(in thousands)	2023	2022	2021
RSUs	15,129	7,843	10,586
Stock options	2,228	3,105	4,798
ESPP	516	287	130
Convertible senior notes	2,161	2,161	3,250
Total antidilutive securities	20,034	13,396	18,764

Note 14. Employee Benefit Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In the fourth quarter of fiscal 2019, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s base salary and commissions paid during the period. During the year ended January 31, 2023, 2022 and 2021, we recognized expenses of $32.3 million, $25.5 million and $18.9 million related to matching contributions.

DocuSign, Inc.| 2023 Form 10-K | 88

Note 15. Income Taxes

The domestic and foreign components of pre-tax loss were as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
U.S.	$19,673	$(93,356)	$(240,175)
International	(109,554)	26,442	10,683
Loss before income taxes	$(89,881)	$(66,914)	$(229,492)

The components of our income tax provision (benefit) were as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Current
Federal	$(464)	$(931)	$(35)
State	1,666	(108)	269
Foreign	4,674	3,407	15,951
Total current	5,876	2,368	16,185

Deferred
Federal	21	213	(243)
State	(21)	184	5
Foreign	1,697	297	(2,172)
Total deferred	1,697	694	(2,410)
Provision for income taxes	$7,573	$3,062	$13,775

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	Year Ended January 31,
(in percentage)	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
State taxes	(2.4)	2.1	2.7
Foreign tax rate differential	16.4	(3.4)	0.1
Increase (decrease) unrecognized tax benefit	(0.5)	1.0	(5.6)
Stock-based compensation	(55.1)	309.6	87.1
Change in valuation allowance	(35.5)	(386.4)	(118.4)
Dual Jurisdiction Deferred Taxes	39.2	—	—
Research and development credits	20.1	58.2	9.1
Lapse of Statute of Limitations	0.6	1.4	—
Other deferred adjustment	(10.7)	(9.9)	(1.1)
Other	(1.5)	1.8	(0.9)
Effective tax rate	(8.4)%	(4.6)%	(6.0)%

DocuSign, Inc.| 2023 Form 10-K | 89

The significant components of net deferred tax balances were as follows:

	January 31,
(in thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$711,532	$891,414
Accruals and reserves	18,330	15,566
Stock-based compensation	49,615	35,319
Research and development credits	118,183	99,353
Capitalized research and development expenses	204,501	—
Other	55,087	57,049
Total deferred tax assets	1,157,248	1,098,701
Less: Valuation allowance	(1,032,016)	(999,191)
Deferred tax assets, net of valuation allowance	125,232	99,510
Deferred tax liabilities
Deferred contract acquisition costs	(103,185)	(74,727)
Other	(30,646)	(31,765)
Total deferred tax liabilities	(133,831)	(106,492)
Net deferred tax liabilities	$(8,599)	$(6,982)

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
Recognized tax benefits on total stock-based compensation expense, which are reflected in the "Provision for income taxes" in the consolidated statements of operations and comprehensive loss, were $3.3 million, $1.6 million and $2.2 million in the years ended January 31, 2023, 2022 and 2021, respectively. Our tax provision includes a $2.2 million tax shortfall, and $1.9 million and $2.0 million of excess tax benefits from stock-based compensation for the years ended January 31, 2023, 2022 and 2021, respectively.

As of January 31, 2023, we had accumulated net operating loss carryforwards of $2.9 billion for federal and $1.4 billion for state. Of the federal net operating losses, $2.7 billion is carried forward indefinitely, but is limited to 80% of taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2025 and 2027, respectively. As of January 31, 2023, we also had total foreign net operating loss carryforwards of $171.9 million, which do not expire under local law.

As of January 31, 2023, we had accumulated U.S. research tax credits of $126.3 million for federal, $33.3 million for California and $1.4 million for Illinois. The U.S. federal and Illinois research tax credits will begin to expire in 2033 and 2027, respectively. The California research tax credits do not expire.

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

DocuSign, Inc.| 2023 Form 10-K | 90

A reconciliation of the beginning and ending balance of total unrecognized tax benefits was as follows:

	January 31,
(in thousands)	2023	2022
Unrecognized tax benefits balance at February 1	$46,729	$33,779
Gross increase for tax positions of prior years	333	5,287
Gross decrease for tax positions of prior years	(1,734)	(1,513)
Settlements	(2,484)	—
Gross increase for tax positions of current year	5,102	9,176
Unrecognized tax benefits balance at January 31	$47,946	$46,729

As of January 31, 2023, the Company had $47.9 million of unrecognized tax benefits, of which $10.8 million could affect the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to a significant portion of the unrecognized tax benefit being recorded as a reduction in our gross deferred tax asset, offset by a reduction in our valuation allowance. We have net uncertain tax positions of $11.3 million, $16.2 million and $16.7 million included in other liabilities on our consolidated balance sheet as of January 31, 2023, 2022 and 2021.

We do not expect our gross unrecognized tax benefit to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. As of January 31, 2023, accrued interest and penalties was $0.6 million.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through January 31, 2023 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are not under examination in any material jurisdictions.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. Due to our history of losses in the U.S., the net cumulative U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $32.8 million in the year ended January 31, 2023 and by $275.4 million in the year ended January 31, 2022.

The following table represents the rollforward of our valuation allowance:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Beginning balance	$999,191	$723,767	$445,746
Valuation allowance charged to income tax provision	32,825	256,017	269,135
Valuation allowance from acquisitions	—	—	9,354
Convertible senior notes settled	—	—	14,985
Convertible senior notes issued	—	—	(15,453)
Adoption of ASU 2020-06	—	19,407	—
Ending balance	$1,032,016	$999,191	$723,767

DocuSign, Inc.| 2023 Form 10-K | 91

Note 16.     Geographic Information

We operate in one operating segment and one reportable segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is our CODM.

Revenue by geography is based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
U.S.	$1,895,932	$1,625,966	$1,166,004
International	619,983	481,247	287,043
Total revenue	$2,515,915	$2,107,213	$1,453,047

No single country other than the U.S. had revenue greater than 10% of total revenue in the years ended January 31, 2023, 2022 and 2021.

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	January 31,
(in thousands)	2023	2022
U.S.	$266,328	$218,048
Ireland	44,019	55,061
All other countries	31,038	37,576
Total long-lived assets	$341,385	$310,685

Note 17. Subsequent Events

On February 16, 2023, we announced a restructuring plan (“2024 Restructuring Plan”) that was designed to support our growth, scale and profitability objectives. As part of the 2024 Restructuring Plan, we expect it will restructure and reduce our current workforce by approximately 10%, primarily in our worldwide field organization. We currently estimate that we will incur charges of approximately $25 million to $35 million in connection with the 2024 Restructuring Plan, consisting primarily of cash expenditures for employee transition, notice period severance payments, employee benefits, and related costs as well as non-cash expenses related to vesting of share-based awards. We expect that the majority of the restructuring charges will be incurred in the first quarter of fiscal 2024 and that the execution of the 2024 Restructuring Plan will be substantially complete by the end of the second quarter of fiscal 2024.

On March 9, 2023, we announced that Cynthia Gaylor, our Chief Financial Officer, notified us of her intention to resign. Ms. Gaylor will continue to provide services in her current capacities to provide for the orderly transition of her duties through June 15, 2023, the effective date of her resignation.

On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) issued a press release stating that Silicon Valley Bank, Santa Clara, California, (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A., providing all depositors access to their money beginning on March 13, 2023,and committing to the resolution of SVB in a manner that fully protects all depositors. We maintain operating accounts at SVB with immaterial balances and therefore believe that our exposure to loss because of SVB’s receivership is immaterial.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

DocuSign, Inc.| 2023 Form 10-K | 92

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of January 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of January 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DocuSign, Inc.| 2023 Form 10-K | 93

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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Annual Report on Form 10-K:

1.Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

DocuSign, Inc.| 2023 Form 10-K | 94

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

2.Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits

See the Exhibit Index immediately following "Item 16. Form 10-K Summary."

DocuSign, Inc.| 2023 Form 10-K | 95

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 10, 2022
4.1	Form of Common Stock Certificate.	S-1/A	333-223990	4.1	April 17, 2018
4.2	Indenture, dated September 18, 2018, between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-38465	4.1	September 18, 2018
4.3	Form of Global Note representing the Registrant’s 0.50% Convertible Senior Notes due 2023 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38465	4.2	September 18, 2018
4.4	Credit Agreement, dated as of January 11, 2021, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and Silicon Valley Bank, and the lenders thereunder.	8-K	001-38465	99.1	January 11, 2021
4.5	Indenture, dated January 15, 2021, by and among the Registrant and U.S. National Bank Association, as Trustee.	8-K	001-38465	4.1	January 15, 2021
4.6	Form of Global Note representing the Registrant’s 0% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38465	4.1	January 15, 2021
4.7	Description of the Registrant's Securities.	10-K	001-38465	4.8	March 31, 2021
10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-38465	10.1	September 18, 2018
10.2	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	8-K	001-38465	10.1	December 3, 2020
10.3#	Amended and Restated 2011 Equity Incentive Plan, as amended.	S-1	333-223990	10.2	March 28, 2018
10.4#	Form of Option Agreement and Exercise Notice under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.3	March 28, 2018
10.5#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.4	March 28, 2018
10.6#	2018 Equity Incentive Plan.	S-8	333-224577	10.6	May 1, 2018
10.7#	Form of Option Agreement and Exercise Notice under 2018 Equity Incentive Plan.	S-1	333-223990	10.6	March 28, 2018
10.8#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2018 Equity Incentive Plan.	S-1	333-223990	10.7	March 28, 2018
10.9#	2018 Employee Stock Purchase Plan.	S-8	333-224577	10.9	May 1, 2018
10.10#	Form of Performance Stock Unit Grant Notice under 2018 Equity Incentive Plan.	10-Q	001-38465	10.5	June 9, 2022
10.11	Office Lease 221 Main Street and related amendments.	S-1	333-223990	10.12	March 28, 2018
DocuSign, Inc.| 2023 Form 10-K | 96

10.12	11th Amendment to Office Lease 221 Main Street.			Filed herewith
10.13#	Non-Employee Director Compensation Policy, amended and restated as of May 28, 2021.	10-Q	001-38465	10.1	June 4, 2021
10.14#	Amended and Restated Offer Letter, dated as of March 27, 2018, by and between the Registrant and Daniel D. Springer.	S-1	333-223990	10.10	March 28, 2018
10.15#	Amendment to Offer Letter, dated as of March 10, 2020, by and between the Registrant and Daniel D. Springer.	8-K	001-38465	99.2	March 12, 2020
10.16#	Offer Letter, dated as of August 28, 2020, by and between the Registrant and Cynthia Gaylor.	10-Q	001-38465	10.2	December 4, 2020
10.17	Form of Capped Call Transaction Confirmation entered into January 2021.	8-K	001-38465	99.1	January 15, 2021
10.18	Form of Exchange Agreement.	8-K	001-38465	99.2	January 15, 2021
10.19#	Amended and Restated Executive Severance and Change in Control Agreement, dated as of March 31, 2021, by and between the Company and Cynthia Gaylor.	10-K	001-38465	10.28	March 31, 2021
10.20#	Executive Severance and Change in Control Agreement, dated as of March 11, 2021, by and between the Company and Dan Springer.	10-K	001-38465	10.31	March 31, 2021
10.21#	Offer Letter, dated as of May 9, 2022, by and between the Registrant and Stephen Shute.	10-Q	001-38465	10.1	June 9, 2022
10.22#	Offer Letter, dated as of May 31, 2022, by and between the Registrant and James Shaughnessy.	10-Q	001-38465	10.2	June 9, 2022
10.23#	Executive Severance and Change in Control Agreement, dated as of May 9, 2022, by and between the Registrant and Stephen Shute.	10-Q	001-38465	10.3	June 9, 2022
10.24#	Executive Severance and Change in Control Agreement, dated as of May 31, 2022, by and between the Registrant and James Shaughnessy.	10-Q	001-38465	10.4	June 9, 2022
10.26#	Offer Letter, dated June 17, 2022, by and between the Registrant and Mary Agnes Wilderotter.	8-K	001-38465	10.1	June 22, 2022
10.27#	Amendment to Amended and Restated Executive Severance and Change in Control Agreement, dated June 21, 2022, by and between the Registrant and Cynthia Gaylor.	8-K	001-38465	10.2	June 22, 2022
10.28#	Amendment to Executive Severance and Change in Control Agreement, dated June 21, 2022, by and between the Registrant and James Shaughnessy.	8-K	001-38465	10.3	June 22, 2022
10.29#	Amendment to Executive Severance and Change in Control Agreement, dated June 21, 2022, by and between the Registrant and Stephen Shute.	8-K	001-38465	10.4	June 22, 2022
10.30#	Separation Agreement and General Release of Claims, dated July 28, 2022, by and between the Registrant and Scott Olrich.	8-K	001-38465	10.1	July 29, 2022
10.31#	Offer Letter, dated as of May 19, 2022, by and between the Registrant and Inhi Cho Suh.	8-K	001-38465	10.1	September 8, 2022
10.32#	Executive Severance and Change in Control Agreement, dated as of July 5, 2022, by and between the Registrant and Inhi Cho Suh.	8-K	001-38465	10.2	September 8, 2022
10.33#	Amendment to Executive Severance and Change in Control Agreement, dated as of July 5, 2022, by and between the Registrant and Inhi Cho Suh.	8-K	001-38465	10.3	September 8, 2022
10.34#	Offer Letter dated September 13, 2022 by and between the Registrant and Allan Thygesen.	8-K	001-38465	10.1	September 22, 2022
DocuSign, Inc.| 2023 Form 10-K | 97

10.35#	Transition Services and Separation Agreement, dated March 9, 2023, by and between the Registrant and Cynthia Gaylor.	8-K	001-38465	10.1	March 10, 2023
10.36#	Offer Letter, dated as of January 3, 2023, by and between the Registrant and Robert Chatwani.	8-K	001-38465	10.2	March 10, 2023
10.37#	Executive Severance and Change in Control Agreement, dated as of January 3, 2023, by and between the Registrant and Robert Chatwani.	8-K	001-38465	10.3	March 10, 2023
10.38#	Form of Expanded Severance Letter.	8-K	001-38465	10.4	March 10, 2023
21.1	Subsidiaries of the Registrant.			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			Filed herewith
24.1	Power of Attorney (reference is made to the signature page hereto).			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document.			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan, contract or agreement.

DocuSign, Inc.| 2023 Form 10-K | 98

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2023

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Allan Thygesen and Cynthia Gaylor, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

DocuSign, Inc.| 2023 Form 10-K | 99

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Allan Thygesen	Chief Executive Officer and Director	March 27, 2023
Allan Thygesen	(Principal Executive Officer)

/s/ Cynthia Gaylor	Chief Financial Officer	March 27, 2023
Cynthia Gaylor	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mary Agnes Wilderotter	Chair, Director	March 27, 2023
Mary Agnes Wilderotter

/s/ James Beer	Director	March 27, 2023
James Beer

/s/ Teresa Briggs	Director	March 27, 2023
Teresa Briggs

/s/ Cain A. Hayes	Director	March 27, 2023
Cain A. Hayes

/s/ Blake J. Irving	Director	March 27, 2023
Blake J. Irving

/s/ Enrique T. Salem	Director	March 27, 2023
Enrique T. Salem

/s/ Peter Solvik	Director	March 27, 2023
Peter Solvik

/s/ Daniel D. Springer	Director	March 27, 2023
Daniel D. Springer

DocuSign, Inc.| 2023 Form 10-K | 100