Form 10-Q
period 2023-04-30
DOCUSIGN, INC.
filed 2023-06-08
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 202,371,035 shares of common stock, par value $0.0001, outstanding at May 31, 2023.

DOCUSIGN, INC.

DocuSign, Inc. | 2024 Form 10-Q | 2

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, objectives for future operations, and the impact of such assumptions on our financial condition and results of operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, rising and fluctuating interest rates, instability in the global banking sector, and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market; our ability to compete effectively in an evolving and competitive market; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to effectively sustain and manage our growth and future expenses and achieve and maintain future profitability; our ability to attract new customers and maintain and expand our existing customer base; our ability to effectively implement and execute our restructuring plans; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to retain our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

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
DocuSign, Inc. | 2024 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	April 30, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$940,494	$721,895
Investments—current	350,763	309,771
Accounts receivable, net of allowance for doubtful accounts of $5,625 and $6,011 as of April 30, 2023 and January 31, 2023	408,632	516,914
Contract assets—current	17,454	12,437
Prepaid expenses and other current assets	86,719	69,987
Total current assets	1,804,062	1,631,004
Investments—noncurrent	120,803	186,049
Property and equipment, net	206,026	199,892
Operating lease right-of-use assets	135,403	141,493
Goodwill	353,308	353,619
Intangible assets, net	65,247	70,280
Deferred contract acquisition costs—noncurrent	359,255	350,899
Other assets—noncurrent	85,795	79,484
Total assets	$3,129,899	$3,012,720
Liabilities and Equity
Current liabilities
Accounts payable	$14,688	$24,393
Accrued expenses and other current liabilities	101,685	100,987
Accrued compensation	141,990	163,133
Convertible senior notes—current	723,995	722,887
Contract liabilities—current	1,190,364	1,172,867
Operating lease liabilities—current	22,742	24,055
Total current liabilities	2,195,464	2,208,322
Contract liabilities—noncurrent	17,715	16,925
Operating lease liabilities—noncurrent	136,243	141,348
Deferred tax liability—noncurrent	12,324	10,723
Other liabilities—noncurrent	18,661	18,115
Total liabilities	2,380,407	2,395,433
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of April 30, 2023 and January 31, 2023	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 202,359 shares outstanding as of April 30, 2023; 500,000 shares authorized, 201,904 shares outstanding as of January 31, 2023	20	20
Treasury stock, at cost: 15 shares as of April 30, 2023; 10 shares as of January 31, 2023	(2,027)	(1,785)
Additional paid-in capital	2,412,033	2,240,732
Accumulated other comprehensive loss	(21,917)	(22,996)
Accumulated deficit	(1,638,617)	(1,598,684)
Total stockholders’ equity	749,492	617,287
Total liabilities and equity	$3,129,899	$3,012,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2023	2022
Revenue:
Subscription	$639,307	$569,251
Professional services and other	22,081	19,441
Total revenue	661,388	588,692
Cost of revenue:
Subscription	108,942	105,159
Professional services and other	27,545	27,257
Total cost of revenue	136,487	132,416
Gross profit	524,901	456,276
Operating expenses:
Sales and marketing	280,605	300,697
Research and development	115,364	112,227
General and administrative	104,811	62,578
Restructuring and other related charges	28,772	—
Total operating expenses	529,552	475,502
Loss from operations	(4,651)	(19,226)
Interest expense	(1,966)	(1,649)
Interest income and other income (expense), net	12,245	(4,650)
Income (loss) before provision for income taxes	5,628	(25,525)
Provision for income taxes	5,089	1,848
Net income (loss)	$539	$(27,373)
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.14)
Diluted	$0.00	$(0.14)
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	202,631	199,666
Diluted	208,071	199,666

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	$431	$(11,825)
Unrealized gains (losses) on investments, net of tax	648	(2,414)
Other comprehensive income (loss)	1,079	(14,239)
Comprehensive income (loss)	$1,618	$(41,612)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$11,357	$10,613
Cost of revenue—professional services and other	6,730	5,082
Sales and marketing	45,326	47,431
Research and development	35,997	32,205
General and administrative	40,342	15,392
Restructuring and other related charges	4,954	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2023	201,904	$20	$2,240,732	$(1,785)	$(22,996)	$(1,598,684)	$617,287
Exercise of stock options	15	—	127	—	—	—	127
Settlement of restricted stock units and employee stock purchase plan	1,144	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(415)	—	(22,834)	(242)	—	—	(23,076)
Employee stock purchase plan	420	—	18,390	—	—	—	18,390
Repurchases of common stock	(709)	—	—	—	—	(40,472)	(40,472)
Settlement of capped calls, net of related costs	—	—	23,688	—	—	—	23,688
Employee stock-based compensation	—	—	151,930	—	—	—	151,930
Net income	—	—	—	—	—	539	539
Other comprehensive income, net	—	—	—	—	1,079	—	1,079
Balances at April 30, 2023	202,359	$20	$2,412,033	$(2,027)	$(21,917)	$(1,638,617)	$749,492

Balances at January 31, 2022	198,834	$20	$1,720,013	$(1,532)	$(4,809)	$(1,438,189)	$275,503
Exercise of stock options	179	—	1,938	—	—	—	1,938
Settlement of restricted stock units and employee stock purchase plan	642	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(25,403)	(116)	—	—	(25,519)
Employee stock purchase plans	265	—	24,151	—	—	—	24,151
Employee stock-based compensation	—	—	114,488	—	—	—	114,488
Net loss	—	—	—	—	—	(27,373)	(27,373)
Other comprehensive loss, net	—	—	—	—	(14,239)	—	(14,239)
Balances at April 30, 2022	199,920	$20	$1,835,187	$(1,648)	$(19,048)	$(1,465,562)	$348,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2024 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$539	$(27,373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,867	21,301
Amortization of deferred contract acquisition and fulfillment costs	48,230	43,990
Amortization of debt discount and transaction costs	1,246	1,284
Non-cash operating lease costs	5,980	6,442
Stock-based compensation expense	144,706	110,723
Deferred income taxes	1,623	72
Other	(831)	4,907
Changes in operating assets and liabilities:
Accounts receivable	108,281	140,078
Prepaid expenses and other current assets	(16,803)	(16,351)
Deferred contract acquisition and fulfillment costs	(56,526)	(50,512)
Other assets	(7,661)	(7,459)
Accounts payable	(9,021)	(23,197)
Accrued expenses and other liabilities	1,095	5,148
Accrued compensation	(21,582)	(23,220)
Contract liabilities	18,287	18,712
Operating lease liabilities	(6,795)	(8,259)
Net cash provided by operating activities	233,635	196,286
Cash flows from investing activities:
Purchases of marketable securities	(53,830)	(129,735)
Maturities of marketable securities	80,699	91,055
Purchases of strategic and other investments	—	(2,125)
Purchases of property and equipment	(19,057)	(21,709)
Net cash (used in) provided by investing activities	7,812	(62,514)
Cash flows from financing activities:
Repurchases of common stock	(40,472)	—
Settlement of capped calls, net of related costs	23,688	—
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(22,637)	(24,739)
Proceeds from exercise of stock options	127	1,938
Proceeds from employee stock purchase plan	18,390	24,151
Net cash (used in) provided by financing activities	(20,904)	1,350
Effect of foreign exchange on cash, cash equivalents and restricted cash	1,011	(5,180)
Net increase in cash, cash equivalents and restricted cash	221,554	129,942
Cash, cash equivalents and restricted cash at beginning of period (1)	723,201	509,679
Cash, cash equivalents and restricted cash at end of period (1)	$944,755	$639,621
(1) $4.3 million and $1.3 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent at April 30, 2023 and January 31, 2023. $1.4 million and $0.6 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent at April 30, 2022, and January 31, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended April 30,
(in thousands)	2023	2022
Supplemental disclosure:
Cash paid for interest	$93	$93
Cash paid for operating lease liabilities	10,861	10,423
Cash paid for income taxes	765	1,760
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2,727	$5,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 8

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

DocuSign, Inc. | 2024 Form 10-Q | 9

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

Basis of Presentation and Principles of Consolidation

Our condensed consolidated financial statements include those of DocuSign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our fiscal 2023 Annual Report on Form 10-K.

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2023 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for the year ending January 31, 2024.

Our fiscal year ends on January 31. References to fiscal 2024, for example, are to the fiscal year ending January 31, 2024.

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
•the recognition and measurement of loss contingencies; and
•the recognition, measurement and valuation of deferred income taxes.

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our fiscal 2023 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% of our revenue for both the three months ended April 30, 2023 and 2022.

DocuSign, Inc. | 2024 Form 10-Q | 10

Performance Obligations

As of April 30, 2023, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.8 billion. We expect to recognize 58% of the transaction price allocated to remaining performance obligations within the 12 months following April 30, 2023 in our condensed consolidated statement of operations and comprehensive income (loss).

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $17.5 million and $12.4 million as of April 30, 2023 and January 31, 2023. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the three months ended April 30, 2023 and 2022, we recognized revenue of $510.5 million and $450.7 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

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

Geographic Information

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended April 30,
(in thousands)	2023	2022
U.S.	$493,058	$444,453
International	168,330	144,239
Total revenue	$661,388	$588,692
DocuSign, Inc. | 2022 Form 10Q | 11

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	April 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$331,532	$—	$—	$331,532
Level 2:
Cash equivalents(1)
Commercial paper	36,787	—	(17)	36,770
U.S. governmental securities	1,300	—	—	1,300
Available-for-sale securities
Commercial paper	90,664	4	(149)	90,519
Corporate notes and bonds	320,733	15	(3,183)	317,565
Municipal notes and bonds	7,990	—	(27)	7,963
U.S. governmental securities	55,911	—	(392)	55,519
Level 2 total	513,385	19	(3,768)	509,636
Total	$844,917	$19	$(3,768)	$841,168

	January 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$133,009	$—	$—	$133,009
Level 2:
Cash equivalents(1)
Commercial paper	9,992	—	(2)	9,990
Available-for-sale securities
Commercial paper	85,957	—	(258)	85,699
Corporate notes and bonds	367,930	101	(3,771)	364,260
Municipal notes and bonds	7,983	—	(65)	7,918
U.S. governmental securities	38,344	4	(405)	37,943
Level 2 total	510,206	105	(4,501)	505,810
Total	$643,215	$105	$(4,501)	$638,819

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of April 30, 2023 and January 31, 2023, in addition to cash of $570.9 million and $578.9 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

DocuSign, Inc. | 2024 Form 10-Q | 12

The fair value of our available-for-sale securities as of April 30, 2023, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$350,763
Due in one to two years	120,803
$471,566

As of April 30, 2023 and January 31, 2023, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of April 30, 2023 and January 31, 2023.

Convertible Senior Notes

We estimated the fair value based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes—current” on our condensed consolidated balance sheets. Refer to Note 6 for further information.

(in thousands)	April 30, 2023	January 31, 2023
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$37,083	$37,083
Fair value amount	36,849	38,981

0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	661,910	655,666

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	April 30, 2023	January 31, 2023
Computer and network equipment	$137,152	$138,869
Software, including capitalized software development costs	124,123	114,524
Furniture and office equipment	20,277	20,897
Leasehold improvements	73,184	73,415
	354,736	347,705
Less: Accumulated depreciation	(222,046)	(210,781)
	132,690	136,924
Work in progress	73,336	62,968
Total	$206,026	$199,892

Depreciation and amortization expense associated with property and equipment was $17.8 million and $15.7 million for the three months ended April 30, 2023 and 2022. This included amortization expense related to capitalized internally-developed software costs of $6.8 million and $4.3 million for the three months ended April 30, 2023 and 2022.

For the three months ended April 30, 2023 and 2022, we capitalized $21.7 million and $10.5 million of internally developed software, including $6.8 million and $2.8 million of capitalized stock-based compensation expense in the three months ended April 30, 2023 and 2022.

DocuSign, Inc. | 2024 Form 10-Q | 13

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Three Months Ended April 30,
(in thousands)	2023	2022
Deferred Contract Acquisition Costs:
Beginning balance	$355,389	$315,158
Additions to deferred contract acquisition costs	43,239	38,286
Amortization of deferred contract acquisition costs	(35,746)	(32,227)
Cumulative translation adjustment	826	(2,903)
Ending balance	$363,708	$318,314

Deferred Contract Fulfillment Costs:
Beginning balance	$21,076	$19,088
Additions to deferred contract fulfillment costs	13,287	12,226
Amortization of deferred contract fulfillment costs	(12,484)	(11,763)
Cumulative translation adjustment	166	(627)
Ending balance	$22,045	$18,924

Note 6. Debt

Convertible Senior Notes

In September 2018, we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023 (“2023 Notes”). The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs. Based upon the reported sales price of our common stock, the 2023 Notes became convertible on August 1, 2020 and were convertible through July 31, 2022. As of April 30, 2023, the conversion conditions for the 2023 Notes described in our fiscal 2023 Annual Report on Form 10-K were not met.

In January 2021, we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024 (“2024 Notes,” and together with the 2023 Notes, the “Notes”). The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs. As of April 30, 2023, the conversion conditions for the 2024 Notes described in our fiscal 2023 Annual Report on Form 10-K were not met.

Net Carrying Amounts of the Liability Components

The 2023 Notes and 2024 Notes are within one year of maturity and are therefore classified as current liabilities in our consolidated balance sheets as of April 30, 2023 and January 31, 2023. The 2023 Notes mature September 15, 2023, and the 2024 Notes mature January 15, 2024. The net carrying amounts of the Notes were as follows:

(in thousands)	April 30, 2023	January 31, 2023
2023 Notes:
Principal	$37,083	$37,083
Less: unamortized transaction costs	(70)	(118)
Net carrying value of liability component	$37,013	$36,965

2024 Notes:
Principal	$690,000	$690,000
Less: unamortized transaction costs	(3,018)	(4,078)
Net carrying value of liability component	$686,982	$685,922
DocuSign, Inc. | 2024 Form 10-Q | 14

The effective interest rate on the 2023 Notes was 1.0%. The effective interest rate on the 2024 notes was 0.6%. Interest expense recognized related to the Notes was as follows:

	Three Months Ended April 30,
(in thousands)	2023	2022
Contractual interest expense	$357	$46
Amortization of transaction costs	1,109	1,101
Total	$1,466	$1,147

Capped Calls

To minimize the potential economic dilution to our common stock upon conversion of the Notes, we entered into privately-negotiated capped call transactions (“Capped Calls”) with certain counterparties.

The material terms of the capped call transactions were as follows:

(in thousands, except per share amounts)	2023 Notes	2024 Notes
Aggregate cost of capped calls	$4,357	$31,395
Initial strike price per share (1)	$71.50	$420.24
Initial cap price per share (1)	$110.00	$525.30
Shares of our common stock covered by the capped calls (1)	519	1,642
(1) Subject to adjustments for certain events, such as merger events and tender offers, and anti-dilution adjustments

In the first quarter of fiscal 2024, we unwound capped calls in relation to our 2023 Notes. In connection with the unwind transaction, we received cash totaling $23.7 million from the counterparties.

Impact on Net Income (Loss) Per Share

In periods when we have net income, the shares of our common stock subject to the Notes outstanding during the period are included in our diluted earnings per share under the if-converted method. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

Upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap prices listed above in the Capped Calls section, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. As of April 30, 2023, the market price of our common stock did not exceed the $110.00 per share cap price associated with the 2023 Notes nor the $525.30 cap price associated with the 2024 Notes; therefore, the Notes would not have caused economic dilution if converted.

Revolving Credit Facility

In January 2021, we entered into a credit agreement, as subsequently amended in May 2023, with a syndicate of banks. The credit agreement extended a senior secured revolving credit facility (the “Credit Facility”) to us in an aggregate principal amount of $500.0 million, which amount may be increased by an additional $250.0 million subject to the terms of the credit agreement. We may use the proceeds of future borrowings under the credit facility to finance working capital, for capital expenditures and for other general corporate purposes, including permitted acquisitions.

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2023. As of April 30, 2023, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.
DocuSign, Inc. | 2024 Form 10-Q | 15

Note 7. Commitments and Contingencies

As of April 30, 2023, we had unused letters of credit outstanding totaling $5.3 million, the majority of which are associated with our various operating leases.

We have entered into certain noncancellable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of April 30, 2023, our future noncancellable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2024, remainder	$36,514
2025	23,072
2026	11,625
2027	4,899
2028	1,663
Thereafter	1,622
Total	$79,395

In May 2022, we entered into an agreement with a public cloud computing service provider. Under the agreement, the minimum commitment is $175.0 million through fiscal 2028. As of April 30, 2023, the remaining commitment was $149.7 million. The remaining commitment is excluded from the table above.

In May 2023, we entered into an agreement with a public cloud computing service provider for a two-year commitment of $21.0 million.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of April 30, 2023, and January 31, 2023. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

DocuSign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects
DocuSign, Inc. | 2024 Form 10-Q | 16

during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our motion to dismiss the case at the pleading stage was denied by the U.S. District Court on April 18, 2023 and the suit is now proceeding.

An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

Four putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; and on September 20, 2022 in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The Delaware suit (Pottetti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022 staying the action in light of the securities class action and no response to the complaint will be due unless and until the stay is lifted.

DocuSign Civil Litigation

On October 25, 2022, an action was filed in the Delaware Court of Chancery, captioned Daniel D. Springer v. Mary Agnes Wilderotter and DocuSign, Inc., Civil Action No. 2022-0963-LWW, concerning Mr. Springer’s resignation from our board of directors. Mr. Springer’s complaint sought relief determining that he did not resign from his position on our board of directors and remains a director, and for an award of attorneys’ fees and costs associated with the civil action. To avoid the cost and distraction of further litigation with Mr. Springer, the Company offered to stipulate to entry of judgment in favor of Mr. Springer as to his disputed resignation and his status as a member of our board of directors. Following our offer, on January 11, 2023, the Chancery Court issued an order declaring and confirming that (i) Mr. Springer has not resigned from the board of directors and (ii) Mr. Springer is currently a member of the board of directors. Mr. Springer subsequently filed a motion seeking payment of his attorneys’ fees. DocuSign has opposed this motion, which remains pending before the Delaware Court of Chancery.

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. DocuSign, Inc. and Mary Agnes Wilderotter. In the demand, Mr. Springer alleges that he was wrongfully terminated as Chief Executive Officer; asserts related claims against DocuSign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief. DocuSign has engaged legal counsel to defend the matter, and on March 10, 2023, submitted a motion to dismiss several of the causes of action asserted in the demand. Mr. Springer opposed the motion, which remains pending with the arbitrator. Discovery is ongoing.

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”), the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and the Amended and Restated 2003 Stock Plan (the “2003 Plan”).

As of April 30, 2023, 48.6 million shares of our common stock were available for issuance under the 2018 Plan.

DocuSign, Inc. | 2024 Form 10-Q | 17

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the three months ended April 30, 2023 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2023	17,621	$81.30
Granted	2,303	58.15
Vested	(1,712)	99.42
Canceled	(852)	95.04
Unvested at April 30, 2023	17,360	$75.90

As of April 30, 2023, the weighted-average grant date fair value of unvested RSUs subject to market-based vesting conditions was $102.4 million.

As of April 30, 2023, our total unrecognized compensation cost related to RSUs was $941.7 million. We expect to recognize this expense over the remaining weighted-average period of approximately 3.1 years.

Stock Options

Option activity for the three months ended April 30, 2023 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2023, all vested and exercisable	2,228	$17.11	3.60	$96,839
Exercised	(16)	8.17
Outstanding at April 30, 2023, all vested and exercisable	2,212	$17.18	3.35	$71,278

As of April 30, 2023, there was no remaining unrecognized compensation cost related to stock option grants.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of April 30, 2023, 11.0 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $4.2 million and $5.0 million for the three months ended April 30, 2023 and 2022.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. During the three months ended April 30, 2022, we did not repurchase any shares of common stock. During the three months ended April 30, 2023, we repurchased and cancelled 0.7 million shares of common stock at an average price of $57.06 per share, for an aggregate amount of $40.5 million.

DocuSign, Inc. | 2024 Form 10-Q | 18

Note 9. Restructuring and Other Related Charges

For the three months ended April 30, 2023, restructuring and other related charges were $28.8 million, and primarily composed of $27.7 million for employee termination benefits, which included stock-based compensation expense of $5.0 million. There were no restructuring and other related charges in the three months ended April 30, 2022.

2023 Restructuring Plan

During fiscal 2023, the board of directors authorized a restructuring plan (the “2023 Restructuring Plan”) in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency. As of the fourth quarter of fiscal 2023, the 2023 Restructuring Plan had been substantially completed.

2024 Restructuring Plan

During the first quarter of fiscal 2024, the board of directors authorized a restructuring plan (the “2024 Restructuring Plan”) that is designed to support our growth, scale and profitability objectives. We incurred costs associated with the 2024 Restructuring Plan related to employee termination benefits and other costs mainly in the first quarter of fiscal 2024 and expect that the execution of the 2024 Restructuring Plan will be substantially complete by the end of the second quarter of fiscal 2024.

These amounts are recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive income (loss) as they are incurred.

The following table summarizes our restructuring liabilities during the three months ended April 30, 2023:

(in thousands)	January 31, 2023	Accruals	Cash Payments	April 30, 2023
2023 Restructuring Plan
Employee termination benefits	$384	$981	$(355)	$1,010
Other	158	20	(178)	—
Total	$542	$1,001	$(533)	$1,010

2024 Restructuring Plan
Employee termination benefits	$—	$21,826	$(19,434)	$2,392
Other	—	1,075	(516)	559
Total	$—	$22,901	$(19,950)	$2,951

DocuSign, Inc. | 2024 Form 10-Q | 19

Note 10. Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for periods presented:

	Three Months Ended April 30,
(in thousands, except per share data)	2023	2022
Numerator:
Net income (loss) attributable to common stockholders, basic	$539	$(27,373)
Add: Interest expense on convertible senior notes	357	—
Net income (loss) attributable to common stockholders, diluted	$896	$(27,373)
Denominator:
Weighted-average common shares outstanding, basic	202,631	199,666
Effect of dilutive securities	5,440	—
Weighted-average common shares outstanding, diluted	208,071	199,666
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.14)
Diluted	$0.00	$(0.14)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	April 30,
(in thousands)	2023	2022
RSUs	7,191	8,685
Stock options	—	2,926
ESPP	35	437
Convertible senior notes	—	2,161
Total antidilutive securities	7,226	14,209

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

Our income tax provision was $5.1 million and $1.8 million for the three months ended April 30, 2023 and 2022. The increase in income tax expense in the current year is a result of higher pre-tax income and limitations on net operating losses allowed to reduce taxable income.

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

As of April 30, 2023, our gross unrecognized tax benefits totaled $49.5 million, excluding related accrued interest and penalties, of which $11.0 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through April 30, 2023 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Irish Revenue Commissioners for the
DocuSign, Inc. | 2024 Form 10-Q | 20

period February 1, 2020 through January 31, 2021. We are not under examination in any other material jurisdictions. We believe that adequate amounts have been reserved in all jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our fiscal 2023 Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our fiscal 2023 Annual Report on Form 10-K. Our fiscal year ends January 31.

Executive Overview of First Quarter Results

Overview

DocuSign is the global leader in the eSignature category. We offer products that address broader agreement workflows and digital transformation, including the ability for agreements to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. DocuSign’s product offerings, which includes DocuSign eSignature, allow organizations to do business faster with less risk and lower costs, while providing better experiences for customers and employees. As a result, over 1.4 million customers and more than a billion users worldwide utilize DocuSign to prepare, sign, act on, and manage their agreements electronically.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% of our revenue in each of the three months ended April 30, 2023 and 2022. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in the three months ended April 30, 2023 and 2022. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

We offer subscriptions to our products to businesses at all scales, from global enterprise down to local very small businesses (“VSBs”). We have an omnichannel go-to-market approach that consists of direct, digital self-serve and partners to sell to our customers. We offer more than 400 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, Oracle, Salesforce, SAP, and ServiceNow—so that they can create, sign, send and manage agreements from directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the periods presented.

We focused initially on selling our products to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value has increased from 886 customers as of April 30, 2022 to 1,063 customers as of April 30, 2023. Each of our customer types has a different purchasing pattern. VSBs tend to become customers quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.
DocuSign, Inc. | 2024 Form 10-Q | 21

Financial Results for the Three Months Ended April 30, 2023 and 2022

	Three Months Ended April 30,
(in thousands)	2023	2022
Total revenue	$661,388	$588,692
Total costs and expenses	666,039	607,918
Total stock-based compensation expense	144,706	110,723
Loss from operations	(4,651)	(19,226)
Net income (loss)	539	(27,373)
Net cash provided by operating activities	233,635	196,286
Purchases of property and equipment	(19,057)	(21,709)

Cash, cash equivalents, restricted cash and investments were $1.4 billion as of April 30, 2023.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest in our go-to-market efforts involving an omnichannel approach that consists of direct sales, partner-assisted sales and digital self-service purchasing. As of April 30, 2023, we had a total of over 1.4 million customers, including approximately 220,000 enterprise and commercial customers, compared to over 1.2 million customers and almost 182,000 enterprise and commercial customers as of April 30, 2022. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and medium-sized businesses (“SMBs”) which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define VSBs as companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Retaining and Expanding Contracts with Existing Enterprise and Commercial Customers

Many of our customers have increased spend with us as they have expanded their use of our offerings in both existing and new use cases across their front or back office operations. Our enterprise and commercial customers may start with just one use case and gradually implement additional use cases across their organization once they see the benefits of our products. Several of our largest enterprise customers have deployed our software platform for hundreds of use cases across their organizations. We believe there is significant expansion opportunity with our customers following their initial adoption of our software platform.

DocuSign, Inc. | 2024 Form 10-Q | 22

Increasing International Revenue

Our international revenue represented 25% in each of the three months ended April 30, 2023 and 2022.

We started our international selling efforts in English-speaking common law countries, such as Canada, the UK and Australia, where we were able to leverage our core technologies due to similar approaches to electronic signature in these jurisdictions and the U.S. We have since made significant investments to be able to offer our products in select civil law countries. For example, in Europe, we offer Standards-Based Signature (“SBS”) technology tailored for the European Union’s (“EU”) electronic Identification, Authentication and Trust Services (“eIDAS”) regulations. SBS supports signatures that involve digital certificates, including those specified in the EU’s eIDAS regulations for advanced and qualified electronic signatures.

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

DocuSign, Inc. | 2024 Form 10-Q | 23

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

DocuSign, Inc. | 2024 Form 10-Q | 24

Sales and Marketing Expense	Sales and marketing expense consists primarily of personnel costs, including sales commissions. These expenses also include expenditures related to advertising, marketing, promotional events and brand awareness activities, as well as allocated overhead costs. We expect sales and marketing expense to continue to increase in absolute dollars as we enhance our product offerings and implement marketing strategies.
Research and Development Expense	Research and development expense consists primarily of personnel costs. These expenses also include non-personnel costs, such as subcontracting, consulting and professional fees for third-party development resources, as well as allocated overhead costs. Our research and development efforts focus on maintaining and enhancing existing functionality and adding new functionality. We expect research and development expense to increase in absolute dollars as we invest in the enhancement of our software platform.
General and Administrative Expense	General and administrative expense consists primarily of employee-related costs for those employees providing administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs, allocated overhead costs, and lease-related charges. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.
Restructuring and Other Related Charges	Restructuring and other related charges consist primarily of costs associated with restructuring plans approved by our board of directors. In connection with these restructuring actions or other exit actions, which were undertaken to improve operating margin and support our growth, scale and profitability objectives, we recognize costs related to termination benefits for former employees whose positions were eliminated, the write-off of facility-related balances, and other costs.

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

Provision for Income Taxes

Our provision for income taxes consists of income taxes in the U.S. and certain foreign jurisdictions where we conduct business, and tax benefits arising from deductions for stock-based compensation. We have a valuation allowance against our U.S. consolidated group and certain foreign deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future or until it becomes more likely than not that the benefit of these U.S. and foreign deferred tax assets will be realized by way of expected future taxable income.

DocuSign, Inc. | 2024 Form 10-Q | 25

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended April 30,
(in thousands, except percentages)	2023	As % of revenue	2022	As % of revenue
Revenue:
Subscription	$639,307	97%	$569,251	97%
Professional services and other	22,081	3	19,441	3
Total revenue	661,388	100	588,692	100
Cost of revenue:
Subscription	108,942	16	105,159	18
Professional services and other	27,545	5	27,257	4
Total cost of revenue	136,487	21	132,416	22
Gross profit	524,901	79	456,276	78
Operating expenses:
Sales and marketing	280,605	42	300,697	51
Research and development	115,364	17	112,227	19
General and administrative	104,811	16	62,578	11
Restructuring and other related charges	28,772	5	—	—
Total operating expenses	529,552	80	475,502	81
Loss from operations	(4,651)	(1)	(19,226)	(3)
Interest expense	(1,966)	—	(1,649)	—
Interest income and other income (expense), net	12,245	2	(4,650)	(1)
Income (loss) before provision for income taxes	5,628	1	(25,525)	(4)
Provision for income taxes	5,089	1	1,848	1
Net income (loss)	$539	—%	$(27,373)	(5)%

The following discussion and analysis is for the three months ended April 30, 2023, compared to the same period in 2022, unless otherwise stated.

Revenue

	Three Months Ended April 30,		2023 versus 2022
(in thousands, except for percentages)	2023	2022
Revenue:
Subscription	$639,307	$569,251	12%
Professional services and other	22,081	19,441	14%
Total revenue	$661,388	$588,692	12%

Subscription revenue increased by $70.1 million, or 12%, in the three months ended April 30, 2023. The increase was primarily due to the expansion of existing customers and the addition of new customers, as well as an increase in sales to our commercial and enterprise customers through our direct and indirect go-to-market initiatives. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

We expect subscription revenue to continue to increase as existing customers increase their usage across their organizations while we offer new functionality, develop new products and attract new customers.

DocuSign, Inc. | 2024 Form 10-Q | 26

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		2023 versus 2022
(in thousands, except for percentages)	2023	2022
Cost of revenue:
Subscription	$108,942	$105,159	4%
Professional services and other	27,545	27,257	1%
Total cost of revenue	$136,487	$132,416	3%
Gross margin:
Subscription	83%	82%	1	pts
Professional services and other	(25)%	(40)%	15	pts
Total gross margin	79%	78%	1	pts

Cost of subscription revenue increased by $3.8 million, or 4%, in the three months ended April 30, 2023, primarily driven by higher costs to support our growing customer base, partially offset by a reduction in personnel costs due to lower headcount.

Sales and Marketing

	Three Months Ended April 30,		2023 versus 2022
(in thousands, except for percentages)	2023	2022
Sales and marketing	$280,605	$300,697	(7)%
Percentage of revenue	42%	51%

Sales and marketing expenses decreased by $20.1 million, or 7%, in the three months ended April 30, 2023 primarily driven by savings on personnel costs from the restructuring plans implemented during the third quarter of fiscal 2023 and the first quarter of fiscal 2024, and shifts in the allocation of resources for our go-to-market initiatives. Significant decreases primarily consisted of:
▪$12.2 million in marketing and advertising costs due to reduced spending on paid media and customer events in line with our go-to-market strategy and expansion of our self-serve experience; and
▪$4.0 million in personnel costs due to lower headcount, partially offset by higher commissions in line with higher sales.

General and Administrative

	Three Months Ended April 30,		2023 versus 2022
(in thousands, except for percentages)	2023	2022
General and administrative	$104,811	$62,578	67%
Percentage of revenue	16%	11%

General and administrative expenses increased by $42.2 million, or 67%, in the three months ended April 30, 2023, primarily due to investments in workforce and technology support to accommodate growth. Significant increases consisted of:
•$24.8 million in stock-based compensation expense driven by charges due to executive new hire grants and transitions and annual merit increases;
•$6.3 million in personnel costs driven by annual salary increases, and
•$2.7 million increase in professional fees due to an increase in audit, consulting and tax fees.

Restructuring and Other Related Charges

Restructuring and other related charges were $28.8 million in the three months ended April 30, 2023, driven by the implementation of the 2024 Restructuring Plan during the first quarter of fiscal 2024. Restructuring costs primarily consisted of $27.7 million of employee termination benefits. There were no restructuring and other related charges in the three months ended April 30, 2022.
DocuSign, Inc. | 2024 Form 10-Q | 27

Other Income and Expense

	Three Months Ended April 30,		2023 versus 2022
(in thousands, except for percentages)	2023	2022
Interest expense	$1,966	$1,649	19%
Percentage of revenue	—%	—%

Interest income and other income (expense), net	$12,245	$(4,650)	(363)%
Percentage of revenue	2%	(1)%

Interest income and other income (expense), net increased by $16.9 million in the three months ended April 30, 2023, primarily due to rising interest rates, which resulted in an $8.9 million increase in interest income. Additionally, net foreign currency exchange gains increased $5.3 million due to the strengthening of the euro and British pound compared to the U.S. dollar.

DocuSign, Inc. | 2024 Form 10-Q | 28

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of April 30, 2023, we had $1.3 billion in cash and cash equivalents and short-term investments. We also had $120.8 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financing.

In January 2021, we entered into a $500.0 million credit facility, as amended in May 2023, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of April 30, 2023.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, of which $37.1 million remains unpaid as of April 30, 2023. In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024. We believe that our sources of liquidity, including our cash, cash equivalents and investments, and expected future operating cash flows, and borrowing capacity available to us from our credit facility, are adequate to meet the potential cash commitments for the foreseeable future, including upcoming maturities in the next 12 months related to our 2023 Notes and 2024 Notes as well as other lease obligations.

Further details of these transactions are described in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We were in compliance with all debt covenants at April 30, 2023.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations in the recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.6 billion as of April 30, 2023. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

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

DocuSign, Inc. | 2024 Form 10-Q | 29

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$233,635	$196,286
Investing activities	7,812	(62,514)
Financing activities	(20,904)	1,350
Effect of foreign exchange on cash, cash equivalents and restricted cash	1,011	(5,180)
Net change in cash, cash equivalents and restricted cash	$221,554	$129,942

Cash Flows from Operating Activities

Cash provided by operating activities increased to $233.6 million from $196.3 million for the three months ended April 30, 2023. During the three months ended April 30, 2023, cash provided by operating activities increased primarily due to a $63.0 million increase in net income adjusted for certain non-cash items. This increase was partially offset by activity in our accounts receivable due to the timing of invoicing. Our accounts receivable decreased $108.3 million in the three months ended April 30, 2023, compared to a decrease of $140.1 million in the prior year, which resulted in a $31.8 million decrease in cash provided by operating activities year-over-year.

Cash Flows from Investing Activities

For the three months ended April 30, 2023, net cash provided by investing activities of $7.8 million was primarily driven by $26.9 million net maturities of marketable securities, which was partially offset by $19.1 million purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects.

For the three months ended April 30, 2022, cash used in investing activities of $62.5 million was primarily driven by $38.7 million net purchases of marketable securities and $21.7 million in purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects.

Cash Flows from Financing Activities

For the three months ended April 30, 2023, cash used in financing activities of $20.9 million was primarily driven by $40.5 million used to repurchase 0.7 million shares of common stock at an average price of $57.06 per share through our stock repurchase program which commenced in the second quarter of fiscal 2023, and $4.1 million payments for tax withholding on share settlements, net of proceeds associated with equity plans. We also received $23.7 million in connection with the settlement of our Capped Calls in relation to our 2023 Notes.

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

DocuSign, Inc. | 2024 Form 10-Q | 30

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

There have been no material changes to our critical accounting policies and estimates as described in our fiscal 2023 Annual Report on Form 10-K.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, fair value adjustments to strategic investments, lease-related impairment and lease-related charges, restructuring and other related charges, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For fiscal 2023 and fiscal 2024, we have determined the projected non-GAAP tax rate to be 20%.

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
DocuSign, Inc. | 2024 Form 10-Q | 31

customers pay in annual installments one year in advance, but we typically recognize a majority of the related revenue ratably over time, we use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers.

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended April 30,
(in thousands)	2023	2022
GAAP gross profit	$524,901	$456,276
Add: Stock-based compensation	18,087	15,695
Add: Amortization of acquisition-related intangibles	2,403	2,403
Add: Employer payroll tax on employee stock transactions	675	791
Add: Lease-related impairment and lease-related charges	429	—
Non-GAAP gross profit	$546,495	$475,165
GAAP gross margin	79%	78%
Non-GAAP adjustments	4%	3%
Non-GAAP gross margin	83%	81%

GAAP subscription gross profit	$530,365	$464,092
Add: Stock-based compensation	11,357	10,613
Add: Amortization of acquisition-related intangibles	2,403	2,403
Add: Employer payroll tax on employee stock transactions	466	508
Add: Lease-related impairment and lease-related charges	299	—
Non-GAAP subscription gross profit	$544,890	$477,616
GAAP subscription gross margin	83%	82%
Non-GAAP adjustments	2%	2%
Non-GAAP subscription gross margin	85%	84%

GAAP professional services and other gross loss	$(5,464)	$(7,816)
Add: Stock-based compensation	6,730	5,082
Add: Employer payroll tax on employee stock transactions	209	283
Add: Lease-related impairment and lease-related charges	130	—
Non-GAAP professional services and other gross profit (loss)	$1,605	$(2,451)
GAAP professional services and other gross margin	(25)%	(40)%
Non-GAAP adjustments	32%	27%
Non-GAAP professional services and other gross margin	7%	(13)%

DocuSign, Inc. | 2024 Form 10-Q | 32

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended April 30,
(in thousands)	2023	2022
GAAP loss from operations	$(4,651)	$(19,226)
Add: Stock-based compensation	139,752	110,723
Add: Amortization of acquisition-related intangibles	5,032	5,608
Add: Employer payroll tax on employee stock transactions	4,184	5,099
Add: Restructuring and other related charges	28,772	—
Add: Lease-related impairment and lease-related charges	2,676	—
Non-GAAP income from operations	$175,765	$102,204
GAAP operating margin	(1)%	(3)%
Non-GAAP adjustments	28%	20%
Non-GAAP operating margin	27%	17%

Reconciliation of net income (loss):

	Three Months Ended April 30,
(in thousands)	2023	2022
GAAP net income (loss)	$539	$(27,373)
Add: Stock-based compensation	139,752	110,723
Add: Amortization of acquisition-related intangibles	5,032	5,608
Add: Employer payroll tax on employee stock transactions	4,184	5,099
Add: Amortization of debt discount and issuance costs	1,604	1,284
Less: Fair value adjustments to strategic investments	119	(340)
Add: Restructuring and other related charges	28,772	—
Add: Lease-related impairment and lease-related charges	2,676	—
Add: Income tax effect of non-GAAP adjustments	(32,464)	(17,522)
Non-GAAP net income	$150,214	$77,479

Computation of free cash flow:

	Three Months Ended April 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$233,635	$196,286
Less: Purchases of property and equipment	(19,057)	(21,709)
Non-GAAP free cash flow	$214,578	$174,577
Net cash (used in) provided by investing activities	$7,812	$(62,514)
Net cash (used in) provided by financing activities	$(20,904)	$1,350

DocuSign, Inc. | 2024 Form 10-Q | 33

Computation of billings:

	Three Months Ended April 30,
(in thousands)	2023	2022
Revenue	$661,388	$588,692
Add: Contract liabilities and refund liability, end of period	1,210,965	1,074,460
Less: Contract liabilities and refund liability, beginning of period	(1,191,269)	(1,049,106)
Add: Contract assets and unbilled accounts receivable, beginning of period	16,615	18,273
Less: Contract assets and unbilled accounts receivable, end of period	(22,936)	(18,756)
Non-GAAP billings	$674,763	$613,563

DocuSign, Inc. | 2024 Form 10-Q | 34

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of April 30, 2023, we had cash, cash equivalents and investments totaling $1.4 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $3.1 million decrease of the fair value of our investment portfolio as of April 30, 2023. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

We had no exposure to changes in interest rates from debt obligations at April 30, 2023 as our 2023 Notes and 2024 Notes were issued at fixed rates of 0.5% and 0.0%. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. A strengthening or weakening of the U.S. dollar against the other currencies may negatively or positively affect our operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of “Accumulated other comprehensive loss” within “Stockholders’ equity”. Gains or losses due to remeasurements of transactions denominated in foreign currencies are included in “Interest income and other income (expense), net” in our consolidated statements of operations and comprehensive income (loss). We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of April 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the first quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DocuSign, Inc. | 2024 Form 10-Q | 35

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

DocuSign, Inc. | 2024 Form 10-Q | 36

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

DocuSign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our motion to dismiss the case at the pleading stage was denied by the U.S. District Court on April 18, 2023 and the suit is now proceeding.

An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

Four putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; and on September 20, 2022 in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The Delaware suit (Pottetti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022 staying the action in light of the securities class action and no response to the complaint will be due unless and until the stay is lifted.

DocuSign Civil Litigation

On October 25, 2022, an action was filed in the Delaware Court of Chancery, captioned Daniel D. Springer v. Mary Agnes Wilderotter and DocuSign, Inc., Civil Action No. 2022-0963-LWW, concerning Mr. Springer’s resignation from our board of directors. Mr. Springer’s complaint sought relief determining that he did not resign from his position on our board of directors and remains a director, and for an award of attorneys’ fees and costs associated with the civil action. To avoid the cost and distraction of further litigation with Mr. Springer, the Company offered to stipulate to entry of judgment in favor of Mr. Springer as to his disputed resignation and his status as a member of our board of directors. Following our offer, on January 11, 2023, the Chancery Court issued an order declaring and confirming that (i) Mr. Springer has not resigned from the board of directors and (ii) Mr. Springer is currently a member of the board of directors. Mr. Springer subsequently filed a motion seeking payment of his attorneys’ fees. DocuSign has opposed this motion, which remains pending before the Delaware Court of Chancery.

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. DocuSign, Inc. and Mary Agnes Wilderotter. In the demand, Mr.
DocuSign, Inc. | 2024 Form 10-Q | 37

Springer alleges that he was wrongfully terminated as Chief Executive Officer; asserts related claims against DocuSign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief. DocuSign has engaged legal counsel to defend the matter, and on March 10, 2023, submitted a motion to dismiss several of the causes of action asserted in the demand. Mr. Springer opposed the motion, which remains pending with the arbitrator. Discovery is ongoing.

ITEM 1A. RISK FACTORS

Risk Factors Summary

These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business. As a result, the following summary risks do not contain all the information that may be important to you, and you should read them together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” and with the other information in this Quarterly Report on Form 10-Q. Additional risks beyond those discussed below in “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q that we do not currently anticipate or that we currently deem immaterial could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline.

These risks include, but are not limited to, the following:

Business and Industry Risks
•Any decrease in adoption of our eSignature product, without a corresponding increase in our other products.
•Any inability to attract new customers and retain and expand sales to existing customers.
•Our inability to compete in an evolving and highly competitive market.
•Our systems and security measures being compromised or subject to data breaches, cyberattacks or other malicious activity.
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
•Any loss of highly skilled personnel, including our management team or other key employees, or inability to attract, integrate and retain such employees necessary to support our business.
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
DocuSign, Inc. | 2024 Form 10-Q | 38

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
▪our inability to release enhanced versions of our DocuSign eSignature product on a timely basis; and
▪macro- and micro-economic factors, including inflation, rising interest rates, increased debt and equity market volatility, instability in the global banking sector, and the impact of regional or global conflicts or other public health crises, including the COVID-19 pandemic.

We have experienced, and may continue to experience, declines and fluctuations in the demand for our DocuSign eSignature product due to a number of factors, including changing patterns of customer adoption and retention, shifts in customer spending levels, and general economic and global market conditions. We will need to maintain or increase sales of subscriptions to our eSignature product, in addition to increasing the usage and adoption of our other product offerings, in order to support our growth and operating objectives. If customer adoption and expansion of our eSignature product falls below our expectations, our business, financial condition, and operating results of operations would be adversely affected.

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
DocuSign, Inc. | 2024 Form 10-Q | 39

diversify our sales and marketing strategy. If these or other efforts to attract new customers or expand sales to our existing customers are not successful, our business, operating results and financial condition may suffer.

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users with our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic and global market conditions, including as a result of inflation, rising interest rates, instability in the global banking sector, increased debt and equity market volatility and the impact of the COVID-19 pandemic. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

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

Our operations involve the storage and transmission of customer data, personal data and other sensitive information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships, as well as a wide variety of our own internal company, partner and employee information. Our employees service providers and third parties work more frequently on a remote or hybrid arrangement basis, which may involve relying on less secure systems and may increase the risk of cybersecurity related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices. We also rely on third-party and public-cloud infrastructure, and we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. Our ability to monitor our third-party service providers’ data security is limited and any breach of our providers’ security measures may result in unauthorized access to, or misuse, loss or destruction of, our and our customers’ data.

DocuSign, Inc. | 2024 Form 10-Q | 40

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

Like other organizations providing valuable technology and services, we are subject to increasing cyberattacks from malicious third parties using a wide variety of tactics. The frequency and sophistication of such threats continues to increase and often becomes further heightened in connection with geopolitical tensions. In addition, we face increased risk to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers. Advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks and other methods including credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms), ransomware, and many other techniques that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments and identity theft. If bad actors gain improper access to our systems or databases or those of our partners and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom.

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
DocuSign, Inc. | 2024 Form 10-Q | 41

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
DocuSign, Inc. | 2024 Form 10-Q | 42

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

DocuSign, Inc. | 2024 Form 10-Q | 43

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

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. In the last 12 months, there have been significant changes to our senior leadership team. For example, in June 2022, Dan Springer, our President and Chief Executive Officer resigned from the Company, and in October 2022, Allan Thygesen was appointed as our new President and Chief Executive Officer. In March 2023, we announced that Cynthia Gaylor, our Chief Financial Officer, gave notice of her intention to resign effective June 15, 2023, and in May 2023, we announced that Blake Grayson would be joining the Company as our Executive Vice President and Chief Financial Officer, which is expected to occur following our earning’s announcement for the first quarter of fiscal 2024.

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
DocuSign, Inc. | 2024 Form 10-Q | 44

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

We sell to U.S. federal, state and local, as well as foreign, government agencies and public sector customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks, including those related to our status as a service provider to U.S. state and federal governmental agencies. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict. Further, government certification requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of macro-economic factors, including inflation, rising interest rates, instability in the global banking sector, regional or global conflicts and public health crises, may adversely affect public sector demand for our products and solutions.

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

DocuSign, Inc. | 2024 Form 10-Q | 45

Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.

Our products and solutions seamlessly integrate with hundreds of other software applications, including Google, Microsoft, Oracle, Salesforce, SAP, and ServiceNow. Our growth strategy includes expanding the use of our products and solutions through complementary technology offerings and software integrations, such as third-party APIs. While we have established partnerships with providers of complementary offerings and software integrations, we cannot guarantee that we will be successful in continuing to maintain and scale these partnerships or establishing partnerships with additional providers as we grow. In the future, third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; alter the terms governing use of and access to their applications and APIs; or implement other changes that could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, any of which could negatively impact our offerings and harm our business.

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
DocuSign, Inc. | 2024 Form 10-Q | 46

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

For example, we recently launched a new enterprise resource planning (“ERP”) system, which is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. ERP system implementations are complex projects that require significant investment of capital and human resources, the reengineering of many business processes and the attention of many employees who would otherwise be focused on other aspects of our business. While we have implemented our new ERP system, we may experience difficulties as part of this transition, which could disrupt our operations, the management of our finances and the reporting of our financial results. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, could harm our business, financial condition, and operating results. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.

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

DocuSign, Inc. | 2024 Form 10-Q | 47

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

We believe that promoting and maintaining the DocuSign brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our products and solutions and retaining existing customers. We also believe that the importance of our brand will increase as competition in our market increases. Successfully promoting and maintaining our brand will depend largely on the effectiveness of our marketing efforts, and our ability to provide reliable and useful solutions to meet the needs of our customers at competitive prices, maintain our customers’ trust, continue to develop new functionality and solutions and successfully differentiate our products and solutions from those of our competitors. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. We invest significantly in sales and marketing activities to attract new customers and expand use cases with existing customers, but these activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

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
DocuSign, Inc. | 2024 Form 10-Q | 48

described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

▪general economic, market and industry conditions, including resulting from regional or global conflicts and as a result of inflation, rising interest rates, instability in the global banking sector and increased debt and equity market volatility;
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
DocuSign, Inc. | 2024 Form 10-Q | 49

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

We generated net income of $0.5 million and a net loss of $27.4 million in the three months ended April 30, 2023 and 2022, and as of April 30, 2023, we had an accumulated deficit of $1.6 billion.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2023, 2022 and 2021 total revenue generated from customers outside the U.S. was 25%, 23% and 20% of our total revenue. As of April 30, 2023, we have offices in 12 countries and approximately 32% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

DocuSign, Inc. | 2024 Form 10-Q | 50

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

DocuSign, Inc. | 2024 Form 10-Q | 51

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of April 30, 2023, we had outstanding $37.1 million aggregate principal amount of the 2023 Notes, $690.0 million aggregate principal amount of the 2024 Notes (the 2023 Notes together with the 2024 Notes, the “Notes”) and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments are sufficient to fund our current operating expenses and capital expenditure requirements based on historical forecasts. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we could use our capital resources sooner than we currently expect. This estimate does not reflect the possibility that we may not be able to access a material portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) was appointed receiver of Silicon Valley Bank (“SVB”), and SVB’s parent company subsequently filed for Chapter 11 protection. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. Our cash and cash equivalents are distributed across several large financial institutions, and our exposure to these events was immaterial. However, if other banks and financial institutions wind down and liquidate, enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

As of April 30, 2023, we had $37.1 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:

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
▪increase our vulnerability to the impact of adverse economic and industry conditions, including inflation, rising interest rates and instability in the global banking sector; and
▪require us to consume a portion of our liquidity to settle the Notes in the next 12 months.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

DocuSign, Inc. | 2024 Form 10-Q | 52

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
DocuSign, Inc. | 2024 Form 10-Q | 53

financial condition at such time. Any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Subject to certain conditions, holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid regular or special interest, if any. In addition, if a make-whole fundamental change (as defined in the respective indentures for the Notes) occurs prior to the respective maturity dates of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon a conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. For instance, the 2023 Notes mature September 15, 2023 and the 2024 Notes mature January 15, 2024. Since both sets of our Notes will mature within the next 12 months, we may be required to consume a significant portion of our liquidity or raise additional financing in adverse capital markets conditions.

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

DocuSign, Inc. | 2024 Form 10-Q | 54

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

We expect that new laws, regulations and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, electronic signatures, consumer communications and information security in the U.S., the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Changes in the regulatory landscape relating to new and evolving technologies, such as generative AI, and future restrictions on the collection, use, sharing or disclosure of data, or additional requirements for the express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our products and solutions, possibly in a material manner, and could limit our ability to develop new functionality.

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
DocuSign, Inc. | 2024 Form 10-Q | 55

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

For more information on our pending legal proceedings, see Item 1. Legal Proceedings of this Form 10-Q.

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
DocuSign, Inc. | 2024 Form 10-Q | 56

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
DocuSign, Inc. | 2024 Form 10-Q | 57

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
DocuSign, Inc. | 2024 Form 10-Q | 58

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

DocuSign, Inc. | 2024 Form 10-Q | 59

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

DocuSign, Inc. | 2024 Form 10-Q | 60

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

DocuSign, Inc. | 2024 Form 10-Q | 61

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and potential profitability of our business depend on demand for our products and solutions. Current or future economic and global market uncertainties or downturns could adversely affect our business and operating results. Economic uncertainty and associated macro-economic conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products. Negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from inflation, changes in interest rates, instability in the global banking sector,, gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes and the effects of climate change, public health crises, regional and global conflicts and terrorist attacks in the U.S., Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, unfavorable conditions in certain industry sectors could impact customers or partners disproportionately, which could also impact the demand for our products. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

DocuSign, Inc. | 2024 Form 10-Q | 62

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended April 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
February 1 - February 28	—	—	—	$136,960
March 1 - March 31	447,654	$56.88	447,654	$111,496
April 1 - April 30	261,515	$57.36	261,515	$96,496
Total	709,169		709,169	$96,496

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

DocuSign, Inc. | 2024 Form 10-Q | 63

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 10, 2022
4.1	First Amendment to Credit Agreement, dated as of May 26, 2023, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and First-Citizens Bank & Trust, and the lenders thereunder.			Filed herewith
10.1#	Transition Services and Separation Agreement, dated March 9, 2023, by and between the Registrant and Cynthia Gaylor.	8-K	001-38465	10.1	March 10, 2023
10.2#	Offer Letter, dated as of January 3, 2023, by and between the Registrant and Robert Chatwani.	8-K	001-38465	10.2	March 10, 2023
10.3#	Executive Severance and Change in Control Agreement, dated as of January 3, 2023, by and between the Registrant and Robert Chatwani.	8-K	001-38465	10.3	March 10, 2023
10.4#	Form of Expanded Severance Letter.	8-K	001-38465	10.4	March 10, 2023
10.5#	Offer Letter, dated as of April 26, 2023, by and between the Registrant and Blake Grayson.	8-K	001-38465	10.1	May 16, 2023
10.6#	Executive Severance and Change in Control Agreement, dated as of April 26, 2023, by and between the Registrant and Blake Grayson.	8-K	001-38465	10.2	May 16, 2023
10.7#	Non-Employee Director Compensation Policy, amended and restated as of May 31, 2023.			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
DocuSign, Inc. | 2024 Form 10-Q | 64

#	Indicates management contract or compensatory plan, contract or agreement
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

DocuSign, Inc. | 2024 Form 10-Q | 65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2023

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cynthia Gaylor
Cynthia Gaylor
Chief Financial Officer
(Principal Accounting and Financial Officer)

DocuSign, Inc. | 2024 Form 10-Q | 66