Form 10-Q
period 2023-07-31
DOCUSIGN, INC.
filed 2023-09-07
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 203,205,081 shares of common stock, par value $0.0001, outstanding at August 31, 2023.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, rising and fluctuating interest rates, instability in the global banking sector, and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market; our ability to compete effectively in an evolving and competitive market; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to effectively sustain and manage our growth and future expenses and achieve and maintain future profitability; our ability to attract new customers and maintain and expand our existing customer base; our ability to effectively implement and execute our restructuring plans; our ability to scale and update our platform to respond to customers’ needs and rapid technological change; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to retain our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our ability to realize the anticipated benefits of our stock repurchase program; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

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
DocuSign, Inc. | 2024 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	July 31, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,017,778	$721,895
Investments—current	426,271	309,771
Accounts receivable, net of allowance for doubtful accounts of $5,697 and $6,011 as of July 31, 2023 and January 31, 2023	414,740	516,914
Contract assets—current	16,188	12,437
Prepaid expenses and other current assets	81,492	69,987
Total current assets	1,956,469	1,631,004
Investments—noncurrent	85,202	186,049
Property and equipment, net	220,916	199,892
Operating lease right-of-use assets	131,341	141,493
Goodwill	353,345	353,619
Intangible assets, net	60,304	70,280
Deferred contract acquisition costs—noncurrent	369,749	350,899
Other assets—noncurrent	90,079	79,484
Total assets	$3,267,405	$3,012,720
Liabilities and Equity
Current liabilities
Accounts payable	$5,803	$24,393
Accrued expenses and other current liabilities	109,349	100,987
Accrued compensation	162,243	163,133
Convertible senior notes—current	725,105	722,887
Contract liabilities—current	1,208,411	1,172,867
Operating lease liabilities—current	23,053	24,055
Total current liabilities	2,233,964	2,208,322
Contract liabilities—noncurrent	21,839	16,925
Operating lease liabilities—noncurrent	130,746	141,348
Deferred tax liability—noncurrent	13,923	10,723
Other liabilities—noncurrent	19,174	18,115
Total liabilities	2,419,646	2,395,433
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of July 31, 2023 and January 31, 2023	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 203,197 shares outstanding as of July 31, 2023; 500,000 shares authorized, 201,904 shares outstanding as of January 31, 2023	20	20
Treasury stock, at cost: 15 shares as of July 31, 2023; 10 shares as of January 31, 2023	(2,027)	(1,785)
Additional paid-in capital	2,530,532	2,240,732
Accumulated other comprehensive loss	(19,536)	(22,996)
Accumulated deficit	(1,661,230)	(1,598,684)
Total stockholders’ equity	847,759	617,287
Total liabilities and equity	$3,267,405	$3,012,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue:
Subscription	$669,367	$605,194	$1,308,674	$1,174,445
Professional services and other	18,320	16,990	40,401	36,431
Total revenue	687,687	622,184	1,349,075	1,210,876
Cost of revenue:
Subscription	116,185	107,931	225,127	213,090
Professional services and other	29,397	28,773	56,942	56,030
Total cost of revenue	145,582	136,704	282,069	269,120
Gross profit	542,105	485,480	1,067,006	941,756
Operating expenses:
Sales and marketing	294,838	323,582	575,443	624,279
Research and development	135,960	126,532	251,324	238,759
General and administrative	103,884	76,456	208,695	139,034
Restructuring and other related charges	811	—	29,583	—
Total operating expenses	535,493	526,570	1,065,045	1,002,072
Income (loss) from operations	6,612	(41,090)	1,961	(60,316)
Interest expense	(1,592)	(1,632)	(3,558)	(3,281)
Interest income and other income (expense), net	17,455	1,003	29,700	(3,647)
Income (loss) before provision for income taxes	22,475	(41,719)	28,103	(67,244)
Provision for income taxes	15,080	3,359	20,169	5,207
Net income (loss)	$7,395	$(45,078)	$7,934	$(72,451)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.22)	$0.04	$(0.36)
Diluted	$0.04	$(0.22)	$0.04	$(0.36)
Weighted-average shares used in computing net income (loss) per share:
Basic	203,703	200,618	203,177	200,150
Diluted	208,192	200,618	208,284	200,150

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	$2,075	$(5,029)	$2,506	$(16,854)
Unrealized gains (losses) on investments, net of tax	306	(369)	954	(2,783)
Other comprehensive income (loss)	2,381	(5,398)	3,460	(19,637)
Comprehensive income (loss)	$9,776	$(50,476)	$11,394	$(92,088)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$13,081	$12,994	$24,438	$23,607
Cost of revenue—professional services and other	7,286	6,478	14,016	11,560
Sales and marketing	51,563	61,218	96,889	108,649
Research and development	45,151	40,978	81,148	73,183
General and administrative	34,592	19,539	74,934	34,931
Restructuring and other related charges	34	—	4,988	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at April 30, 2023	202,359	$20	$2,412,033	$(2,027)	$(21,917)	$(1,638,617)	$749,492
Exercise of stock options	61	—	705	—	—	—	705
Settlement of restricted stock units	2,141	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(780)	—	(42,026)	—	—	—	(42,026)
Repurchases of common stock	(584)	—	—	—	—	(30,008)	(30,008)
Employee stock-based compensation	—	—	159,820	—	—	—	159,820
Net income	—	—	—	—	—	7,395	7,395
Other comprehensive income, net	—	—	—	—	2,381	—	2,381
Balances at July 31, 2023	203,197	$20	$2,530,532	$(2,027)	$(19,536)	$(1,661,230)	$847,759

Balances at April 30, 2022	199,920	$20	$1,835,187	$(1,648)	$(19,048)	$(1,465,562)	$348,949
Exercise of stock options	540	—	8,689	—	—	—	8,689
Settlement of restricted stock units	705	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(21,953)	—	—	—	(21,953)
Repurchases of common stock	(394)	—	—	—	—	(25,007)	(25,007)
Employee stock-based compensation	—	—	146,929	—	—	—	146,929
Net loss	—	—	—	—	—	(45,078)	(45,078)
Other comprehensive loss, net	—	—	—	—	(5,398)	—	(5,398)
Balances at July 31, 2022	200,771	$20	$1,968,852	$(1,648)	$(24,446)	$(1,535,647)	$407,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2024 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2023	201,904	$20	$2,240,732	$(1,785)	$(22,996)	$(1,598,684)	$617,287
Exercise of stock options	76	—	832	—	—	—	832
Settlement of restricted stock units and employee stock purchase plan	3,285	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,195)	—	(64,860)	(242)	—	—	(65,102)
Employee stock purchase plan	420	—	18,390	—	—	—	18,390
Repurchases of common stock	(1,293)	—	—	—	—	(70,480)	(70,480)
Settlement of capped calls, net of related costs	—	—	23,688	—	—	—	23,688
Employee stock-based compensation	—	—	311,750	—	—	—	311,750
Net income	—	—	—	—	—	7,934	7,934
Other comprehensive income, net	—	—	—	—	3,460	—	3,460
Balances at July 31, 2023	203,197	$20	$2,530,532	$(2,027)	$(19,536)	$(1,661,230)	$847,759

Balances at January 31, 2022	198,834	$20	$1,720,013	$(1,532)	$(4,809)	$(1,438,189)	$275,503
Exercise of stock options	719	—	10,626	—	—	—	10,626
Settlement of restricted stock units and employee stock purchase plan	1,347	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(47,357)	(116)	—	—	(47,473)
Employee stock purchase plan	265	—	24,151	—	—	—	24,151
Repurchases of common stock	(394)	—	—	—	—	(25,007)	(25,007)
Employee stock-based compensation	—	—	261,419	—	—	—	261,419
Net loss	—	—	—	—	—	(72,451)	(72,451)
Other comprehensive loss, net	—	—	—	—	(19,637)	—	(19,637)
Balances at July 31, 2022	200,771	$20	$1,968,852	$(1,648)	$(24,446)	$(1,535,647)	$407,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2024 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$7,934	$(72,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,105	42,444
Amortization of deferred contract acquisition and fulfillment costs	98,382	89,575
Amortization of debt discount and transaction costs	2,495	2,482
Non-cash operating lease costs	11,731	13,466
Stock-based compensation expense	296,413	251,930
Deferred income taxes	3,420	3,068
Other	(782)	8,099
Changes in operating assets and liabilities:
Accounts receivable	99,803	101,422
Prepaid expenses and other current assets	(14,420)	(16,028)
Deferred contract acquisition and fulfillment costs	(113,356)	(108,315)
Other assets	(8,433)	(7,255)
Accounts payable	(20,294)	(4,687)
Accrued expenses and other liabilities	10,164	2,967
Accrued compensation	(3,312)	(14,019)
Contract liabilities	40,458	41,814
Operating lease liabilities	(13,657)	(17,347)
Net cash provided by operating activities	444,651	317,165
Cash flows from investing activities:
Purchases of marketable securities	(174,372)	(296,293)
Maturities of marketable securities	164,017	190,179
Purchases of strategic and other investments	(120)	(2,625)
Purchases of property and equipment	(46,436)	(37,113)
Net cash used in investing activities	(56,911)	(145,852)
Cash flows from financing activities:
Repayments of convertible senior notes	—	(16)
Repurchases of common stock	(70,480)	(25,007)
Settlement of capped calls, net of related costs	23,688	—
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(62,681)	(43,857)
Proceeds from exercise of stock options	832	10,626
Proceeds from employee stock purchase plan	18,390	24,151
Net cash used in financing activities	(90,251)	(34,103)
Effect of foreign exchange on cash, cash equivalents and restricted cash	2,290	(8,040)
Net increase in cash, cash equivalents and restricted cash	299,779	129,170
Cash, cash equivalents and restricted cash at beginning of period (1)	723,201	509,679
Cash, cash equivalents and restricted cash at end of period (1)	$1,022,980	$638,849
(1) $5.2 million and $1.3 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent at July 31, 2023 and January 31, 2023. $1.7 million and $0.6 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent at July 31, 2022, and January 31, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended July 31,
(in thousands)	2023	2022
Supplemental disclosure:
Cash paid for interest	$93	$93
Cash paid for operating lease liabilities	19,475	20,851
Cash paid for income taxes	6,090	4,035
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$4,224	$8,862
Fair value of shares issued as part of the repayments of convertible senior notes	—	2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 9

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

DocuSign, Inc. | 2024 Form 10-Q | 10

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2023 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of the results to be expected for the year ending January 31, 2024.

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

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% of our revenue in each of the three and six month periods ended July 31, 2023 and 2022.

DocuSign, Inc. | 2024 Form 10-Q | 11

Performance Obligations

As of July 31, 2023, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $1.9 billion. We expect to recognize 59% of the transaction price allocated to remaining performance obligations within the 12 months following July 31, 2023 in our condensed consolidated statement of operations and comprehensive income (loss).

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $16.2 million and $12.4 million as of July 31, 2023 and January 31, 2023. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the six months ended July 31, 2023 and 2022 we recognized revenue of $876.0 million and $763.1 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

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

Geographic Information

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
U.S.	$507,984	$468,622	$1,001,042	$913,075
International	179,703	153,562	348,033	297,801
Total revenue	$687,687	$622,184	$1,349,075	$1,210,876
DocuSign, Inc. | 2022 Form 10Q | 12

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	July 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$489,827	$—	$—	$489,827
Level 2:
Cash equivalents(1)
U.S. governmental securities	5,000	—	—	5,000
Available-for-sale securities
Commercial paper	108,757	—	(121)	108,636
Corporate notes and bonds	315,384	—	(2,836)	312,548
U.S. governmental securities	90,774		(485)	90,289
Level 2 total	519,915	—	(3,442)	516,473
Total	$1,009,742	$—	$(3,442)	$1,006,300

	January 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$133,009	$—	$—	$133,009
Level 2:
Cash equivalents(1)
Commercial paper	9,992	—	(2)	9,990
Available-for-sale securities
Commercial paper	85,957	—	(258)	85,699
Corporate notes and bonds	367,930	101	(3,771)	364,260
Municipal notes and bonds	7,983	—	(65)	7,918
U.S. governmental securities	38,344	4	(405)	37,943
Level 2 total	510,206	105	(4,501)	505,810
Total	$643,215	$105	$(4,501)	$638,819

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of July 31, 2023 and January 31, 2023, in addition to cash of $523.0 million and $578.9 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair values of our available-for-sale securities as of July 31, 2023, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$426,271
Due in one to two years	85,202
$511,473

DocuSign, Inc. | 2024 Form 10-Q | 13

As of July 31, 2023 and January 31, 2023, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of July 31, 2023 and January 31, 2023.

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

(in thousands)	July 31, 2023	January 31, 2023
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$37,083	$37,083
Fair value amount	37,308	38,981

0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	672,791	655,666

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	July 31, 2023	January 31, 2023
Computer and network equipment	$133,289	$138,869
Software, including capitalized software development costs	147,285	114,524
Furniture and office equipment	16,402	20,897
Leasehold improvements	57,584	73,415
	354,560	347,705
Less: Accumulated depreciation	(214,690)	(210,781)
	139,870	136,924
Work in progress	81,046	62,968
Total	$220,916	$199,892

Depreciation and amortization expense associated with property and equipment was $20.3 million and $16.1 million for the three months ended July 31, 2023 and 2022, and $38.1 million and $31.8 million for the six months ended July 31, 2023 and 2022. This included amortization expense related to capitalized internally-developed software costs of $8.8 million and $5.5 million for the three months ended July 31, 2023 and 2022, and $15.6 million and $9.8 million for the six months ended July 31, 2023 and 2022.

For the three months ended July 31, 2023 and 2022, we capitalized $22.2 million and $16.6 million of internally developed software, including $6.9 million and $4.9 million of capitalized stock-based compensation expense in the three months ended July 31, 2023 and 2022. For the six months ended July 31, 2023 and 2022, we capitalized $43.9 million and $27.0 million of internally developed software, including $13.7 million and $7.7 million of capitalized stock-based compensation expense in the six months ended July 31, 2023 and 2022.

DocuSign, Inc. | 2024 Form 10-Q | 14

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Six Months Ended July 31,
(in thousands)	2023	2022
Deferred Contract Acquisition Costs:
Beginning balance	$355,389	$315,158
Additions to deferred contract acquisition costs	89,191	82,237
Amortization of deferred contract acquisition costs	(73,982)	(65,309)
Cumulative translation adjustment	2,113	(5,064)
Ending balance	$372,711	$327,022

Deferred Contract Fulfillment Costs:
Beginning balance	$21,076	$19,088
Additions to deferred contract fulfillment costs	24,165	26,078
Amortization of deferred contract fulfillment costs	(24,400)	(24,266)
Cumulative translation adjustment	139	(849)
Ending balance	$20,980	$20,051

Note 6. Debt

Convertible Senior Notes

In September 2018, we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023 (“2023 Notes”). The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs. Based upon the reported sales price of our common stock, the 2023 Notes became convertible on August 1, 2020 and were convertible through July 31, 2022. Subsequently, the 2023 Notes became convertible at the option of the holders at any time on or after June 15, 2023, until the close of business on September 13, 2023. As a result, the 2023 Notes were convertible as of July 31, 2023. We have not received conversion notices on our 2023 Notes in the six months ending July 31, 2023.

In January 2021, we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024 (“2024 Notes,” and together with the 2023 Notes, the “Notes”). The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs. As of July 31, 2023, the conversion conditions for the 2024 Notes described in our fiscal 2023 Annual Report on Form 10-K were not met.

Net Carrying Amounts of the Liability Components

The 2023 Notes and 2024 Notes are within one year of maturity and are therefore classified as current liabilities in our consolidated balance sheets as of July 31, 2023 and January 31, 2023. The 2023 Notes mature September 15, 2023, and the 2024 Notes mature January 15, 2024. The net carrying amounts of the Notes were as follows:

(in thousands)	July 31, 2023	January 31, 2023
2023 Notes:
Principal	$37,083	$37,083
Less: unamortized transaction costs	(23)	(118)
Net carrying value of liability component	$37,060	$36,965

2024 Notes:
Principal	$690,000	$690,000
Less: unamortized transaction costs	(1,954)	(4,078)
Net carrying value of liability component	$688,046	$685,922
DocuSign, Inc. | 2024 Form 10-Q | 15

The effective interest rate on the 2023 Notes was 1.0%. The effective interest rate on the 2024 notes was 0.6%. Interest expense recognized related to the Notes was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Contractual interest expense	$46	$46	$403	$92
Amortization of transaction costs	1,110	1,103	2,219	2,204
Total	$1,156	$1,149	$2,622	$2,296

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

Upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap prices listed above in the Capped Calls section, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. As of July 31, 2023, the market price of our common stock did not exceed the $110.00 per share cap price associated with the 2023 Notes nor the $525.30 cap price associated with the 2024 Notes; therefore, the Notes would not have caused economic dilution if converted.

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

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2023. As of July 31, 2023, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.
DocuSign, Inc. | 2024 Form 10-Q | 16

Note 7. Commitments and Contingencies

As of July 31, 2023, we had unused letters of credit outstanding totaling $2.4 million, the majority of which are associated with our various operating leases.

We have entered into certain noncancellable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of July 31, 2023, our future noncancellable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2024, remainder	$33,793
2025	57,397
2026	39,368
2027	5,324
2028	1,663
Thereafter	1,622
Total	$139,167

In May 2022, we entered into an agreement with a public cloud computing service provider. Under the agreement, the minimum commitment is $175.0 million through fiscal 2028. As of July 31, 2023, the remaining commitment was $143.4 million. The remaining commitment is excluded from the table above.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of July 31, 2023, and January 31, 2023. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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
DocuSign, Inc. | 2024 Form 10-Q | 17

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

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. DocuSign, Inc. and Mary Agnes Wilderotter. In the demand, Mr. Springer alleges that he was wrongfully terminated as Chief Executive Officer; asserts related claims against DocuSign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief. DocuSign has engaged legal counsel to defend the matter, and on March 10, 2023, submitted a motion to dismiss several of the causes of action asserted in the demand. Mr. Springer opposed the motion, which was granted in part and denied in part. Discovery is ongoing.

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”), the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) and the Amended and Restated 2003 Stock Plan (the “2003 Plan”).

As of July 31, 2023, 37.0 million shares of our common stock were available for issuance under the 2018 Plan.

DocuSign, Inc. | 2024 Form 10-Q | 18

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the six months ended July 31, 2023 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2023	17,621	$81.30
Granted	15,415	55.91
Vested	(3,661)	91.45
Canceled	(1,566)	95.56
Unvested at July 31, 2023	27,809	$65.10

As of July 31, 2023, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions was $119.6 million.

As of July 31, 2023, our total unrecognized compensation cost related to RSUs was $1.4 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 3.3 years.

Stock Options

Option activity for the six months ended July 31, 2023 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2023, all vested and exercisable	2,228	$17.11	3.60	$96,839
Exercised	(76)	11.48
Outstanding at July 31, 2023, all vested and exercisable	2,152	$17.31	3.16	$78,443

As of July 31, 2023, there was no remaining unrecognized compensation cost related to stock option grants.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of July 31, 2023, 11.0 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $4.5 million and $6.9 million for the three months ended July 31, 2023 and 2022, and $8.7 million and $11.9 million for the six months ended July 31, 2023 and 2022.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. During the three and six months ended July 31, 2022, we repurchased and cancelled 0.4 million shares of common stock at an average price of $63.52 per share, for an aggregate amount of $25.0 million.

During the three months ended July 31, 2023, we repurchased and cancelled 0.6 million shares of common stock at an average price of $51.42 per share, for an aggregate amount of $30.0 million. During the six months ended July 31, 2023, we repurchased and cancelled 1.3 million shares of common stock at an average price of $54.51 per share, for an aggregate amount of $70.5 million.

DocuSign, Inc. | 2024 Form 10-Q | 19

Note 9. Restructuring and Other Related Charges

2023 Restructuring Plan

During fiscal 2023, the board of directors authorized a restructuring plan (the “2023 Restructuring Plan”) in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency. As of the fourth quarter of fiscal 2023, the 2023 Restructuring Plan had been substantially completed.

2024 Restructuring Plan

During the first quarter of fiscal 2024, the board of directors authorized a restructuring plan (the “2024 Restructuring Plan”) designed to support our growth, scale and profitability objectives. We incurred costs associated with the 2024 Restructuring Plan related to employee termination benefits and other costs mainly in the first quarter of fiscal 2024. As of July 31, 2023, the 2024 Restructuring Plan was substantially completed.

These amounts are recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive income (loss) as they are incurred.

For the three months ended July 31, 2023 restructuring and other related charges were $0.8 million. For the six months ended July 31, 2023, restructuring and other related charges were $29.6 million and were primarily composed of $28.0 million for employee termination benefits, including stock-based compensation expense of $5.0 million. There were no restructuring and other related charges in the three and six months ended July 31, 2022.

Restructuring liability activities during the six months ended July 31, 2023:

(in thousands)	January 31, 2023	Accruals	Cash Payments	July 31, 2023
2023 Restructuring Plan
Employee termination benefits	$384	$1,499	$(1,000)	$883
Other	158	20	(178)	—
Total	$542	$1,519	$(1,178)	$883

2024 Restructuring Plan
Employee termination benefits	$—	$21,837	$(21,644)	$193
Other	—	1,633	(1,416)	217
Total	$—	$23,470	$(23,060)	$410

DocuSign, Inc. | 2024 Form 10-Q | 20

Note 10. Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders, basic	$7,395	$(45,078)	$7,934	$(72,451)
Add: Interest expense on convertible senior notes	46	—	403	—
Net income (loss) attributable to common stockholders, diluted	$7,441	$(45,078)	$8,337	$(72,451)
Denominator:
Weighted-average common shares outstanding, basic	203,703	200,618	203,177	200,150
Effect of dilutive securities	4,489	—	5,107	—
Weighted-average common shares outstanding, diluted	208,192	200,618	208,284	200,150
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.22)	$0.04	$(0.36)
Diluted	$0.04	$(0.22)	$0.04	$(0.36)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
RSUs	16,028	14,843	7,190	14,843
Stock options	—	2,377	—	2,377
ESPP	456	553	289	553
Convertible senior notes	—	2,161	—	2,161
Total antidilutive securities	16,484	19,934	7,479	19,934

Note 11. Income Taxes

Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate as prescribed under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. There were no material discrete items in the quarter.

Our income tax provision was $15.1 million and $3.4 million for the three months ended July 31, 2023 and 2022. Our income tax provision was $20.2 million and $5.2 million for the six months ended July 31, 2023 and 2022. The increase in income tax expense in the current year is a result of higher pre-tax income and limitations on net operating losses allowed to reduce taxable income.

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

As of July 31, 2023, our gross unrecognized tax benefits totaled $51.0 million, excluding related accrued interest and penalties, of which $11.3 million would impact the effective tax rate if recognized. Our policy is to account for interest
DocuSign, Inc. | 2024 Form 10-Q | 21

and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through July 31, 2023 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Irish Revenue Commissioners for the period February 1, 2020 through January 31, 2021. We are not under examination in any other material jurisdictions. We believe that adequate amounts have been reserved in all jurisdictions.

Note 12. Subsequent Events

In September 2023, our board of directors authorized an increase to its existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock. The program has no minimum purchase commitment and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. The timing and the amount of any repurchased common stock will be determined by management based on its evaluation of market conditions and other factors.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% of our revenue in each of the three and six month periods ended July 31, 2023 and 2022. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in the three and six months ended July 31, 2023 and 2022. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

DocuSign, Inc. | 2024 Form 10-Q | 22

We offer subscriptions to our products to businesses at all scales, from global enterprise down to local, very small businesses (“VSBs”). We have an omnichannel go-to-market approach that consists of direct, digital self-serve and partners to sell to our customers. We offer more than 400 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, Oracle, Salesforce, SAP, and ServiceNow—so that they can create, sign, send and manage agreements directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the periods presented.

We focused initially on selling our products to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value has increased from 992 customers as of July 31, 2022 to 1,047 customers as of July 31, 2023. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three and Six Months Ended July 31, 2023 and 2022

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Total revenue	$687,687	$622,184	$1,349,075	$1,210,876
Total costs and expenses	681,075	663,274	1,347,114	1,271,192
Total stock-based compensation expense	151,707	141,207	296,413	251,930
Income (loss) from operations	6,612	(41,090)	1,961	(60,316)
Net income (loss)	7,395	(45,078)	7,934	(72,451)
Net cash provided by operating activities	211,016	120,879	444,651	317,165
Purchases of property and equipment	(27,379)	(15,404)	(46,436)	(37,113)

Cash, cash equivalents, restricted cash and investments were $1.5 billion as of July 31, 2023.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest in our go-to-market efforts involving an omnichannel approach that consists of direct sales, partner-assisted sales and digital self-service purchasing. As of July 31, 2023, we had a total of over 1.4 million customers, including approximately 226,000 enterprise and commercial customers, compared to over 1.2 million customers and approximately 191,000 enterprise and commercial customers as of July 31, 2022. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and medium-sized businesses (“SMBs”) which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define VSBs as companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

DocuSign, Inc. | 2024 Form 10-Q | 23

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

Increasing International Revenue

Our international revenue represented 26% of total revenue in each of the three and six months ended July 31, 2023 and 25% of total revenue in each of the three and six months ended July 31, 2022.

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

We believe these collective activities will help us retain and expand within our current customers’ organizations and attract new customers.

DocuSign, Inc. | 2024 Form 10-Q | 24

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

Cost of Revenue

Cost of Subscription Revenue
Cost of subscription revenue primarily consists of expenses related to hosting our software platform and providing support. These expenses consist of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs associated with our technical infrastructure, customer success and customer support. These expenses also consist of software and maintenance costs, third-party hosting fees, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired intangible assets, credit card processing fees and allocated overhead costs.

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

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative, and restructuring and other related charges. As our revenues continue to increase, our operating expenses as a percentage of revenue may increase or decrease at different rates, driven by the timing of revenue recognition, the timing of hiring, our investments in growth and other factors.

DocuSign, Inc. | 2024 Form 10-Q | 25

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

DocuSign, Inc. | 2024 Form 10-Q | 26

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2023	As % of revenue	2022	As % of revenue	2023	As % of revenue	2022	As % of revenue
Revenue:
Subscription	$669,367	97%	$605,194	97%	$1,308,674	97%	$1,174,445	97%
Professional services and other	18,320	3	16,990	3	40,401	3	36,431	3
Total revenue	687,687	100	622,184	100	1,349,075	100	1,210,876	100
Cost of revenue:
Subscription	116,185	17	107,931	17	225,127	17	213,090	18
Professional services and other	29,397	4	28,773	5	56,942	4	56,030	4
Total cost of revenue	145,582	21	136,704	22	282,069	21	269,120	22
Gross profit	542,105	79	485,480	78	1,067,006	79	941,756	78
Operating expenses:
Sales and marketing	294,838	43	323,582	52	575,443	43	624,279	52
Research and development	135,960	20	126,532	20	251,324	19	238,759	20
General and administrative	103,884	15	76,456	13	208,695	15	139,034	11
Restructuring and other related charges	811	—	—	—	29,583	2	—	—
Total operating expenses	535,493	78	526,570	85	1,065,045	79	1,002,072	83
Income (loss) from operations	6,612	1	(41,090)	(7)	1,961	—	(60,316)	(5)
Interest expense	(1,592)	—	(1,632)	—	(3,558)	—	(3,281)	—
Interest income and other income (expense), net	17,455	2	1,003	—	29,700	2	(3,647)	(1)
Income (loss) before provision for income taxes	22,475	3	(41,719)	(7)	28,103	2	(67,244)	(6)
Provision for income taxes	15,080	2	3,359	—	20,169	1	5,207	—
Net income (loss)	$7,395	1%	$(45,078)	(7)%	$7,934	1%	$(72,451)	(6)%

The following discussion and analysis is for the three and six months ended July 31, 2023, compared to the same period in 2022, unless otherwise stated.

Revenue

	Three Months Ended July 31,		2023 versus 2022	Six Months Ended July 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
Revenue:
Subscription	$669,367	$605,194	11%	$1,308,674	$1,174,445	11%
Professional services and other	18,320	16,990	8%	40,401	36,431	11%
Total revenue	$687,687	$622,184	11%	$1,349,075	$1,210,876	11%

Subscription revenue increased by $64.2 million, or 11%, in the three months ended July 31, 2023 and by $134.2 million, or 11%, in the six months ended July 31, 2023. The increase was primarily due to the expansion of revenue from existing customers and the addition of new customers, as well as an increase in sales to our commercial and enterprise customers through our direct and indirect go-to-market initiatives. We continue to invest in a variety of
DocuSign, Inc. | 2024 Form 10-Q | 27

customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		2023 versus 2022		Six Months Ended July 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022			2023	2022
Cost of revenue:
Subscription	$116,185	$107,931	8%		$225,127	$213,090	6%
Professional services and other	29,397	28,773	2%		56,942	56,030	2%
Total cost of revenue	$145,582	$136,704	6%		$282,069	$269,120	5%
Gross margin:
Subscription	83%	82%	1	pts	83%	82%	1	pts
Professional services and other	(60)%	(69)%	9	pts	(41)%	(54)%	13	pts
Total gross margin	79%	78%	1	pts	79%	78%	1	pts

Cost of subscription revenue increased by $8.3 million, or 8%, in the three months ended July 31, 2023 and by $12.0 million, or 6%, in the six months ended July 31, 2023, primarily driven by higher costs to support our growing customer base.

Increases in the three and six months ended July 31, 2023 primarily consisted of $6.3 million and $9.7 million in operating costs to support our platform and the growth in our revenue, including increases in subscription reseller fees and hosting costs.

Sales and Marketing

	Three Months Ended July 31,		2023 versus 2022	Six Months Ended July 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
Sales and marketing	$294,838	$323,582	(9)%	$575,443	$624,279	(8)%
Percentage of revenue	43%	52%		43%	52%

Sales and marketing expenses decreased by $28.7 million, or 9%, in the three months ended July 31, 2023 and by $48.8 million, or 8%, in the six months ended July 31, 2023, primarily driven by savings on personnel costs from the restructuring plans implemented during the third quarter of fiscal 2023 and the first quarter of fiscal 2024 and shifts in the allocation of resources for our go-to-market initiatives.

Decreases in the three months ended July 31, 2023 primarily consisted of:
▪$12.7 million in personnel costs and $9.2 million in stock-based compensation expense due to lower headcount, partially offset by higher commissions in line with higher sales and annual merit increases; and
▪$6.0 million in marketing and advertising costs due to reduced spending on paid media and in line with our go-to-market strategy and expansion of our self-serve experience.

Decreases in the six months ended July 31, 2023 primarily consisted of:
▪$18.3 million in marketing and advertising costs due to reduced spending on paid media in line with our go-to-market strategy and expansion of our self-serve experience; and
▪$16.6 million in personnel costs and $11.8 million in stock-based compensation expense due to lower headcount, partially offset by higher commissions in line with higher sales and annual merit increases.

DocuSign, Inc. | 2024 Form 10-Q | 28

Research and Development

	Three Months Ended July 31,		2023 versus 2022	Six Months Ended July 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
Research and development	$135,960	$126,532	7%	$251,324	$238,759	5%
Percentage of revenue	20%	20%		19%	20%

Research and development expenses increased by $9.4 million, or 7%, in the three months ended July 31, 2023 and by $12.6 million, or 5%, in the six months ended July 31, 2023, primarily due to investments in our workforce and to drive product innovation. Stock-based compensation expense increased $4.4 million in the three months ended July 31, 2023 and $8.0 million in the six months ended July 31, 2023 due to annual merit increases. Additionally, in the six months ended July 31, 2023, information technology costs increased $5.2 million due to investments to support growth.

General and Administrative

	Three Months Ended July 31,		2023 versus 2022	Six Months Ended July 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
General and administrative	$103,884	$76,456	36%	$208,695	$139,034	50%
Percentage of revenue	15%	13%		15%	11%

General and administrative expenses increased by $27.4 million, or 36%, in the three months ended July 31, 2023 and by $69.7 million, or 50%, in the six months ended July 31, 2023, primarily due to investments in workforce and increased spend on professional services.

Increases in the three months ended July 31, 2023 primarily consisted of:
•$15.2 million in stock-based compensation expense driven by charges due to executive new hire grants and transitions, and annual merit increases; and
•$6.5 million in personnel costs driven by annual salary increases to align with the increasing cost of labor.

Increases in the six months ended July 31, 2023 primarily consisted of:
•$40.0 million in stock-based compensation expense driven by charges due to executive new hire grants and transitions and annual merit increases;
•$14.3 million in personnel costs driven by annual salary increases to align with the increasing cost of labor; and
•$3.8 million in professional fees due to an increase in audit, consulting and tax fees.

Restructuring and Other Related Charges

Restructuring and other related charges were $0.8 million in the three months ended July 31, 2023, and $29.6 million in the six months ended July 31, 2023, driven by the implementation of the 2024 Restructuring Plan during the first quarter of fiscal 2024. Restructuring costs were primarily composed of employee termination benefits of $28.0 million in the six months ended July 31, 2023. There were no restructuring and other related charges in the three and six months ended July 31, 2022.

DocuSign, Inc. | 2024 Form 10-Q | 29

Other Income and Expense

	Three Months Ended July 31,		2023 versus 2022	Six Months Ended July 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
Interest expense	$1,592	$1,632	(2)%	$3,558	$3,281	8%
Percentage of revenue	—%	—%		—%	—%

Interest income and other income (expense), net	$17,455	$1,003	1,640%	$29,700	$(3,647)	(914)%
Percentage of revenue	2%	—%		2%	(1)%

Interest income and other income (expense), net increased by $16.5 million in the three months ended July 31, 2023 and $33.3 million in the six months ended July 31, 2023. This was primarily due to rising interest rates, which resulted in an increase in interest income by $11.6 million in the three months ended July 31, 2023 and $20.5 million in the six months ended July 31, 2023. Additionally, net foreign currency exchange gains increased $5.7 million in the six months ended July 31, 2023, due to the strengthening of the euro and British pound compared to the U.S. dollar. Income on debt investment securities increased $5.4 million in the six months ended July 31, 2023, due to accretion of investments purchased at a discount as they near maturity.

Provision for Income Taxes

	Three Months Ended July 31,		2023 versus 2022	Six Months Ended July 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
Provision for income taxes	$15,080	$3,359	349%	$20,169	$5,207	287%
Percentage of revenue	2%	—%		1%	—%

The provision for income taxes increased by $11.7 million in the three months ended July 31, 2023, and $15.0 million in the six months ended July 31, 2023. The increase in the provision for income taxes in the current year is a result of higher pre-tax income and limitations on net operating losses allowed to reduce taxable income.
DocuSign, Inc. | 2024 Form 10-Q | 30

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments, as well as cash generated from operations. As of July 31, 2023, we had $1.4 billion in cash and cash equivalents and short-term investments. We also had $85.2 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financing.

In January 2021, we entered into a $500.0 million credit facility, as amended in May 2023, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of July 31, 2023.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, of which $37.1 million remains unpaid as of July 31, 2023. In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024. We believe that our sources of liquidity, including our cash, cash equivalents and investments, and expected future operating cash flows, and borrowing capacity available to us from our credit facility, are adequate to meet the potential cash commitments for the foreseeable future, including upcoming maturities related to our 2023 Notes, which mature on September 15, 2023, and 2024 Notes, which mature on January 15, 2024, as well as other lease obligations.

Further details of these transactions are described in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We were in compliance with all debt covenants at July 31, 2023.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations in the recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.7 billion as of July 31, 2023. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

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

DocuSign, Inc. | 2024 Form 10-Q | 31

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$444,651	$317,165
Investing activities	(56,911)	(145,852)
Financing activities	(90,251)	(34,103)
Effect of foreign exchange on cash, cash equivalents and restricted cash	2,290	(8,040)
Net change in cash, cash equivalents and restricted cash	$299,779	$129,170

Cash Flows from Operating Activities

Cash provided by operating activities was $444.7 million in the six months ended July 31, 2023. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income due to favorable interest rates. Our primary use of cash was payments related to the 2024 Restructuring Plan implemented in the first quarter of fiscal 2024.

Cash provided by operating activities was $317.2 million for the six months ended July 31, 2022. Our primary sources of cash provided by operating activities were cash collections and higher net income adjusted for certain non-cash items, including stock-based compensation, which increased due to increased headcount. These cash inflows were partially offset by higher operating costs to support growth and decreased contract liabilities.

Cash Flows from Investing Activities

For the six months ended July 31, 2023, net cash used in investing activities of $56.9 million was primarily driven by $10.4 million net purchases of marketable securities and $46.4 million purchases of property and equipment as we continued to support operations at our data centers and invest in capitalized software development projects.

For the six months ended July 31, 2022, cash used in investing activities of $145.9 million was primarily driven by $106.1 million net purchases of marketable securities and $37.1 million in purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects.

Cash Flows from Financing Activities

For the six months ended July 31, 2023, cash used in financing activities of $90.3 million was primarily driven by $70.5 million used to repurchase 1.3 million shares of common stock at an average price of $54.51 per share through our stock repurchase program and $43.5 million payments for tax withholding on share settlements, net of proceeds associated with equity plans. We also received $23.7 million in connection with the settlement of our Capped Calls in relation to our 2023 Notes.

For the six months ended July 31, 2022, cash used in financing activities of $34.1 million was primarily driven by $25.0 million used to repurchase 0.4 million shares of common stock at an average price of $63.52 per share through our stock repurchase program which commenced in the second quarter of fiscal 2023, and $9.1 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

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

DocuSign, Inc. | 2024 Form 10-Q | 32

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, fair value adjustments to strategic investments, executive transition costs, lease-related impairment and lease-related charges, restructuring and other related charges, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For fiscal 2023 and fiscal 2024, we have determined the projected non-GAAP tax rate to be 20%.

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
DocuSign, Inc. | 2024 Form 10-Q | 33

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

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
GAAP gross profit	$542,105	$485,480	$1,067,006	$941,756
Add: Stock-based compensation	20,367	19,472	38,454	35,167
Add: Amortization of acquisition-related intangibles	2,314	2,403	4,717	4,807
Add: Employer payroll tax on employee stock transactions	713	530	1,387	1,321
Add: Lease-related impairment and lease-related charges	292	265	721	265
Non-GAAP gross profit	$565,791	$508,150	$1,112,285	$983,316
GAAP gross margin	79%	78%	79%	78%
Non-GAAP adjustments	3%	4%	3%	3%
Non-GAAP gross margin	82%	82%	82%	81%

GAAP subscription gross profit	$553,182	$497,263	$1,083,547	$961,355
Add: Stock-based compensation	13,081	12,994	24,438	23,607
Add: Amortization of acquisition-related intangibles	2,314	2,403	4,717	4,807
Add: Employer payroll tax on employee stock transactions	465	332	930	840
Add: Lease-related impairment and lease-related charges	206	194	505	194
Non-GAAP subscription gross profit	$569,248	$513,186	$1,114,137	$990,803
GAAP subscription gross margin	83%	82%	83%	82%
Non-GAAP adjustments	2%	3%	2%	2%
Non-GAAP subscription gross margin	85%	85%	85%	84%

GAAP professional services and other gross loss	$(11,077)	$(11,783)	$(16,541)	$(19,599)
Add: Stock-based compensation	7,286	6,478	14,016	11,560
Add: Employer payroll tax on employee stock transactions	248	198	457	481
Add: Lease-related impairment and lease-related charges	86	71	216	71
Non-GAAP professional services and other gross loss	$(3,457)	$(5,036)	$(1,852)	$(7,487)
GAAP professional services and other gross margin	(60)%	(69)%	(41)%	(54)%
Non-GAAP adjustments	41%	39%	36%	33%
Non-GAAP professional services and other gross margin	(19)%	(30)%	(5)%	(21)%

DocuSign, Inc. | 2024 Form 10-Q | 34

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
GAAP income (loss) from operations	$6,612	$(41,090)	$1,961	$(60,316)
Add: Stock-based compensation	151,673	141,207	291,425	251,930
Add: Amortization of acquisition-related intangibles	4,944	5,033	9,976	10,641
Add: Employer payroll tax on employee stock transactions	4,046	3,385	8,230	8,484
Add: Restructuring and other related charges	811	—	29,583	—
Add: Executive transition costs	—	1,804	—	1,804
Add: Lease-related impairment and lease-related charges	1,784	1,828	4,460	1,828
Non-GAAP income from operations	$169,870	$112,167	$345,635	$214,371
GAAP operating margin	1%	(7)%	—%	(5)%
Non-GAAP adjustments	24%	25%	26%	23%
Non-GAAP operating margin	25%	18%	26%	18%

Reconciliation of net income (loss):

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
GAAP net income (loss)	$7,395	$(45,078)	$7,934	$(72,451)
Add: Stock-based compensation	151,673	141,207	291,425	251,930
Add: Amortization of acquisition-related intangibles	4,944	5,033	9,976	10,641
Add: Employer payroll tax on employee stock transactions	4,046	3,385	8,230	8,484
Add: Amortization of debt discount and issuance costs	1,294	1,198	2,898	2,482
Less: Fair value adjustments to strategic investments	—	(89)	119	(429)
Add: Restructuring and other related charges	811	—	29,583	—
Add: Executive transition costs	—	1,804	—	1,804
Add: Lease-related impairment and lease-related charges	1,784	1,828	4,460	1,828
Add: Income tax effect of non-GAAP adjustments	(22,325)	(19,171)	(54,790)	(36,692)
Non-GAAP net income	$149,622	$90,117	$299,835	$167,597

Computation of free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$211,016	$120,879	$444,651	$317,165
Less: Purchases of property and equipment	(27,379)	(15,404)	(46,436)	(37,113)
Non-GAAP free cash flow	$183,637	$105,475	$398,215	$280,052
Net cash used in investing activities	$(64,723)	$(83,338)	$(56,911)	$(145,852)
Net cash used in financing activities	$(69,347)	$(35,453)	$(90,251)	$(34,103)

DocuSign, Inc. | 2024 Form 10-Q | 35

Computation of billings:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Revenue	$687,687	$622,184	$1,349,075	$1,210,876
Add: Contract liabilities and refund liability, end of period	1,233,894	1,094,939	1,233,894	1,094,939
Less: Contract liabilities and refund liability, beginning of period	(1,210,965)	(1,074,460)	(1,191,269)	(1,049,106)
Add: Contract assets and unbilled accounts receivable, beginning of period	22,936	18,756	16,615	18,273
Less: Contract assets and unbilled accounts receivable, end of period	(22,358)	(13,695)	(22,358)	(13,695)
Non-GAAP billings	$711,194	$647,724	$1,385,957	$1,261,287

DocuSign, Inc. | 2024 Form 10-Q | 36

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of July 31, 2023, we had cash, cash equivalents and investments totaling $1.5 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.8 million decrease of the fair value of our investment portfolio as of July 31, 2023. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

We had no exposure to changes in interest rates from debt obligations at July 31, 2023 as our 2023 Notes and 2024 Notes were issued at fixed rates of 0.5% and 0.0%. The fair value of the Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of July 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the second quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DocuSign, Inc. | 2024 Form 10-Q | 37

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

DocuSign, Inc. | 2024 Form 10-Q | 38

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
DocuSign, Inc. | 2024 Form 10-Q | 39

Springer alleges that he was wrongfully terminated as Chief Executive Officer; asserts related claims against DocuSign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief. DocuSign has engaged legal counsel to defend the matter, and on March 10, 2023, submitted a motion to dismiss several of the causes of action asserted in the demand. Mr. Springer opposed the motion, which was granted in part and denied in part. Discovery is ongoing.

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
DocuSign, Inc. | 2024 Form 10-Q | 40

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
DocuSign, Inc. | 2024 Form 10-Q | 41

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

Many of our competitors have longer operating histories than us, significantly greater financial, technical, marketing and other resources, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may also offer lower pricing than we do or bundle certain competing products and services at a lower price. Further, we could lose customers if our competitors develop new competitive products and solutions, acquire competitive products, reduce prices, form strategic alliances with other companies, are acquired by third parties with greater resources or develop and market new technologies that render our existing or future products less competitive, unmarketable or obsolete. For example, disruptive technologies such as generative artificial intelligence (“AI”) may fundamentally alter the market for our services in unpredictable ways and reduce customer demand. If we are unable to effectively compete, our business, operating results and financial condition would be harmed.

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

DocuSign, Inc. | 2024 Form 10-Q | 42

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
DocuSign, Inc. | 2024 Form 10-Q | 43

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

New products, solutions or enhancements to our existing products and solutions could also fail to attain sufficient market acceptance for many reasons, including:

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

For example, we have made, and intend to continue making, significant investments in developing products that incorporate AI, and while we are optimistic that such new products will drive future growth of our business, the development of such new features could result in significant risks and costs, and there is no guarantee that any such offerings will ultimately be successful. If the release of these or other new and enhanced products, solutions or functionalities do not meet customer needs or if our customers do not accept them, our business, operating results and financial condition would be harmed. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred.

DocuSign, Inc. | 2024 Form 10-Q | 44

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

DocuSign, Inc. | 2024 Form 10-Q | 45

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

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. In the last 12 months, there have been significant changes to our senior leadership team. For example, in June 2022, Dan Springer, our President and Chief Executive Officer resigned from the Company, and in October 2022, Allan Thygesen was appointed as our new President and Chief Executive Officer. Additionally, in June 2023, Cynthia Gaylor, our Chief Financial Officer, resigned from the Company, and in June 2023, Blake Grayson was appointed as our new Chief Financial Officer.

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

Our future success, and our ability to achieve our operational and business objectives, depends in large part on the successful recruitment, integration and continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are essential to the
DocuSign, Inc. | 2024 Form 10-Q | 46

development of our technology, platform, future vision, and strategic direction. Our senior management and key employees are employed on an at-will basis, meaning that we may terminate their employment at any time, with or without cause, and they may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, integrate, retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed. For example, in September 2022, in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we authorized a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 9%. The execution of this restructuring plan was substantially completed at the end of fiscal 2023. Additionally, in February 2023, in an effort to support our growth, scale and profitability objectives, we authorized an additional restructuring plan, which included a restructuring and reduction of the current workforce by approximately 10%. As of July 31, 2023, the execution of this restructuring plan was substantially completed. These restructuring plans could negatively impact our ability to attract, integrate, retain and motivate key employees.

We also are dependent on the continued service of our existing software engineers because of the complexity of our products and solutions. In particular, we compete with many other companies for software developers with high levels of experience and skilled sales and operations professionals in a tight U.S. labor market. We also require skilled product development, marketing, sales, finance and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in our principal U.S. locations in the San Francisco Bay Area and Seattle. Additionally, while we currently employ a hybrid model where employees have the flexibility to work from home, changes to our workplace arrangements could impact our ability to maintain our corporate culture or productivity, increase attrition or limit our ability to attract employees if individuals prefer to work full time at home or in the office. Competition for employees in our industry (and especially in our principal U.S. locations) is intense, and many of the companies we compete with for experienced personnel have greater resources than we do. To remain competitive, we may experience increased compensation-related expenses.

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
DocuSign, Inc. | 2024 Form 10-Q | 47

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
DocuSign, Inc. | 2024 Form 10-Q | 48

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

For example, in fiscal 2023, we launched a new enterprise resource planning (“ERP”) system, which is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. ERP system implementations are complex projects that require significant investment of capital and human resources, the reengineering of many business processes and the attention of many employees who would otherwise be focused on other aspects of our business. While we have implemented our new ERP system, we may experience difficulties as part of this transition, which could disrupt our operations, the management of our finances and the reporting of our financial results. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, could harm our business, financial condition, and operating results. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For example, in September 2022, in response to changing economic conditions and in an effort to support our growth, scale and profitability objectives, reduce our operational costs and improve our organizational efficiency, we authorized a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 9%. The execution of this restructuring plan was substantially completed at the end of fiscal 2023. Additionally, in February 2023, in an effort to support our growth, scale and profitability objectives, we authorized an additional restructuring plan which included a restructuring and reduction of the current workforce by approximately 10%, primarily in our sales organization. As of July 31, 2023, the execution of this restructuring plan was substantially completed. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively
DocuSign, Inc. | 2024 Form 10-Q | 49

realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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
DocuSign, Inc. | 2024 Form 10-Q | 50

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
DocuSign, Inc. | 2024 Form 10-Q | 51

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

We generated net income of $7.9 million in the six months ended July 31, 2023 and a net loss of $72.5 million in the six months ended July 31, 2022, and as of July 31, 2023, we had an accumulated deficit of $1.7 billion.

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
DocuSign, Inc. | 2024 Form 10-Q | 52

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2023, 2022 and 2021 total revenue generated from customers outside the U.S. was 25%, 23% and 20% of our total revenue. As of July 31, 2023, we have offices in 12 countries and approximately 32% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
DocuSign, Inc. | 2024 Form 10-Q | 53

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of July 31, 2023, we had outstanding $37.1 million aggregate principal amount of the 2023 Notes, $690.0 million aggregate principal amount of the 2024 Notes (the 2023 Notes together with the 2024 Notes, the “Notes”) and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

As of July 31, 2023, we had $37.1 million principal amount of indebtedness outstanding under our 2023 Notes, $690.0 million principal amount of indebtedness outstanding under our 2024 Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:

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
DocuSign, Inc. | 2024 Form 10-Q | 54

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

We have accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

As of January 31, 2023, we had accumulated net operating loss carryforwards of $2.9 billion at the federal level and $1.4 billion for state level, respectively. Approximately $2.7 billion of our federal net operating loss carryforwards is carried forward indefinitely but is limited to 80% of taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2025 and 2027, respectively. As of January 31, 2023, we also had foreign net operating loss carryforwards of $171.9 million, which do not expire under local law.

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

A successful assertion by one or more states or foreign jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Any imposition by state or local
DocuSign, Inc. | 2024 Form 10-Q | 55

governments or other jurisdictions of sales tax collection obligations on out-of-state or -jurisdiction sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

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
DocuSign, Inc. | 2024 Form 10-Q | 56

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

DocuSign, Inc. | 2024 Form 10-Q | 57

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
DocuSign, Inc. | 2024 Form 10-Q | 58

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
DocuSign, Inc. | 2024 Form 10-Q | 59

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
DocuSign, Inc. | 2024 Form 10-Q | 60

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

DocuSign, Inc. | 2024 Form 10-Q | 61

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

DocuSign, Inc. | 2024 Form 10-Q | 62

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

DocuSign, Inc. | 2024 Form 10-Q | 63

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
DocuSign, Inc. | 2024 Form 10-Q | 64

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended July 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
May 1 - May 31	—	—	—	$96,496
June 1 - June 30	366,900	$51.85	366,900	$77,472
July 1 - July 31	216,507	$50.68	216,507	$66,500
Total	583,407		583,407	$66,500

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

DocuSign, Inc. | 2024 Form 10-Q | 65

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. Other Information

During the three months ended July 31, 2023, the following officers and directors of the Company entered into trading plans during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies on insider trading:

Name	Title	Adoption Date	Earliest Sale Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased
Daniel Springer	Director	July 7, 2023	October 6, 2023	July 31, 2024	Up to 869,000	N/A
Allan Thygesen	Chief Executive Officer	July 10, 2023	December 11, 2023	December 31, 2024	Up to 367,910	N/A
Inhi Cho Suh	President, Product and Technology	July 10, 2023	October 9, 2023	July 10, 2024	Up to 142,390	N/A
James Shaughnessy	Chief Legal Officer	July 10, 2023	December 12, 2023	September 18, 2024	Up to 44,800	N/A

Each of the 10b5-1 plans in the above table included a representation from the director or officer to the broker administering the plan that such individual was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company in connection with the adoption of the plan under the Company’s insider trading policy. Those representations were made as of the date of adoption of the 10b5-1 plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the director or officer was unaware, or with respect to any material nonpublic information acquired by the director or officer or the Company after the date of the representation.

ITEM 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

DocuSign, Inc. | 2024 Form 10-Q | 66

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 10, 2022
4.1	First Amendment to Credit Agreement, dated as of May 26, 2023, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and First-Citizens Bank & Trust, and the lenders thereunder.	10-Q	001-38465	4.1	June 8, 2023
10.1#	Non-Employee Director Compensation Policy, amended and restated as of August 29, 2023.			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan, contract or agreement
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

DocuSign, Inc. | 2024 Form 10-Q | 67

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2023

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Blake Grayson
Blake Grayson
Chief Financial Officer
(Principal Accounting and Financial Officer)

DocuSign, Inc. | 2024 Form 10-Q | 68