Form 10-Q
period 2023-10-31
DOCUSIGN, INC.
filed 2023-12-08
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 203,933,894 shares of common stock, par value $0.0001, outstanding at November 30, 2023.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, rising and fluctuating interest rates, instability in the global banking sector, and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market; our ability to compete effectively in an evolving and competitive market; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to effectively sustain and manage our growth and future expenses and achieve and maintain future profitability; our ability to attract new customers and maintain and expand our existing customer base; our ability to effectively implement and execute our restructuring plans; our ability to scale and update our platform to respond to customers’ needs and rapid technological change, including our ability to successfully incorporate generative artificial intelligence into our existing and future products; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to retain our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our ability to realize the anticipated benefits of our stock repurchase program; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

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
DocuSign, Inc. | 2024 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	October 31, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,188,578	$721,895
Investments—current	401,639	309,771
Accounts receivable, net of allowance for doubtful accounts of $7,075 and $6,011 as of October 31, 2023 and January 31, 2023	360,456	516,914
Contract assets—current	19,381	12,437
Prepaid expenses and other current assets	72,629	69,987
Total current assets	2,042,683	1,631,004
Investments—noncurrent	55,448	186,049
Property and equipment, net	230,963	199,892
Operating lease right-of-use assets	126,198	141,493
Goodwill	351,493	353,619
Intangible assets, net	55,605	70,280
Deferred contract acquisition costs—noncurrent	383,205	350,899
Other assets—noncurrent	92,032	79,484
Total assets	$3,337,627	$3,012,720
Liabilities and Equity
Current liabilities
Accounts payable	$14,787	$24,393
Accrued expenses and other current liabilities	99,642	100,987
Accrued compensation	159,381	163,133
Convertible senior notes—current	689,111	722,887
Contract liabilities—current	1,204,599	1,172,867
Operating lease liabilities—current	21,701	24,055
Total current liabilities	2,189,221	2,208,322
Contract liabilities—noncurrent	22,069	16,925
Operating lease liabilities—noncurrent	124,551	141,348
Deferred tax liability—noncurrent	17,160	10,723
Other liabilities—noncurrent	19,593	18,115
Total liabilities	2,372,594	2,395,433
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of October 31, 2023 and January 31, 2023	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 203,922 shares outstanding as of October 31, 2023; 500,000 shares authorized, 201,904 shares outstanding as of January 31, 2023	20	20
Treasury stock, at cost: 18 shares as of October 31, 2023; 10 shares as of January 31, 2023	(2,164)	(1,785)
Additional paid-in capital	2,693,124	2,240,732
Accumulated other comprehensive loss	(28,487)	(22,996)
Accumulated deficit	(1,697,460)	(1,598,684)
Total stockholders’ equity	965,033	617,287
Total liabilities and equity	$3,337,627	$3,012,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue:
Subscription	$682,352	$624,055	$1,991,026	$1,798,500
Professional services and other	18,069	21,408	58,470	57,839
Total revenue	700,421	645,463	2,049,496	1,856,339
Cost of revenue:
Subscription	114,227	102,524	339,354	315,614
Professional services and other	28,418	27,018	85,360	83,048
Total cost of revenue	142,645	129,542	424,714	398,662
Gross profit	557,776	515,921	1,624,782	1,457,677
Operating expenses:
Sales and marketing	292,473	313,783	867,916	938,062
Research and development	136,640	115,934	387,964	354,693
General and administrative	108,215	85,553	316,910	224,587
Restructuring and other related charges	710	28,082	30,293	28,082
Total operating expenses	538,038	543,352	1,603,083	1,545,424
Income (loss) from operations	19,738	(27,431)	21,699	(87,747)
Interest expense	(1,577)	(1,456)	(5,135)	(4,737)
Interest income and other income (expense), net	17,673	820	47,373	(2,827)
Income (loss) before provision for (benefit from) income taxes	35,834	(28,067)	63,937	(95,311)
Provision for (benefit from) income taxes	(2,971)	1,799	17,198	7,006
Net income (loss)	$38,805	$(29,866)	$46,739	$(102,317)
Net income (loss) per share attributable to common stockholders:
Basic	$0.19	$(0.15)	$0.23	$(0.51)
Diluted	$0.19	$(0.15)	$0.23	$(0.51)
Weighted-average shares used in computing net income (loss) per share:
Basic	204,456	201,393	203,609	200,569
Diluted	208,054	201,393	208,317	200,569

Comprehensive income (loss):
Foreign currency translation loss, net of tax	$(10,029)	$(6,787)	$(7,523)	$(23,641)
Unrealized gains (losses) on investments, net of tax	1,078	(3,011)	2,032	(5,794)
Other comprehensive loss	(8,951)	(9,798)	(5,491)	(29,435)
Comprehensive income (loss)	$29,854	$(39,664)	$41,248	$(131,752)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$13,705	$11,665	$38,143	$35,272
Cost of revenue—professional services and other	7,343	6,767	21,359	18,327
Sales and marketing	53,715	57,925	150,604	166,574
Research and development	48,310	35,506	129,458	108,689
General and administrative	36,337	23,384	111,271	58,314
Restructuring and other related charges	8	5,590	4,996	5,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at July 31, 2023	203,197	$20	$2,530,532	$(2,027)	$(19,536)	$(1,661,230)	$847,759
Exercise of stock options	693	—	12,375	—	—	—	12,375
Settlement of restricted stock units and employee stock purchase plan	2,130	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(752)	—	(33,673)	(137)	—	—	(33,810)
Employee stock purchase plan	419	—	14,603	—	—	—	14,603
Repurchases of common stock	(1,765)	—	—	—	—	(75,035)	(75,035)
Employee stock-based compensation	—	—	169,287	—	—	—	169,287
Net income	—	—	—	—	—	38,805	38,805
Other comprehensive loss, net	—	—	—	—	(8,951)	—	(8,951)
Balances at October 31, 2023	203,922	$20	$2,693,124	$(2,164)	$(28,487)	$(1,697,460)	$965,033

Balances at July 31, 2022	200,771	$20	$1,968,852	$(1,648)	$(24,446)	$(1,535,647)	$407,131
Exercise of stock options	36	—	383	—	—	—	383
Settlement of restricted stock units and employee stock purchase plan	733	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(21,470)	(137)	—	—	(21,607)
Employee stock purchase plan	270	—	12,375	—	—	—	12,375
Repurchases of common stock	(741)	—	—	—	—	(38,034)	(38,034)
Employee stock-based compensation	—	—	147,922	—	—	—	147,922
Net loss	—	—	—	—	—	(29,866)	(29,866)
Other comprehensive loss, net	—	—	—	—	(9,798)	—	(9,798)
Balances at October 31, 2022	201,069	$20	$2,108,062	$(1,785)	$(34,244)	$(1,603,547)	$468,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2024 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2023	201,904	$20	$2,240,732	$(1,785)	$(22,996)	$(1,598,684)	$617,287
Exercise of stock options	769	—	13,207	—	—	—	13,207
Settlement of restricted stock units and employee stock purchase plan	5,415	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,947)	—	(98,533)	(379)	—	—	(98,912)
Employee stock purchase plan	839	—	32,993	—	—	—	32,993
Repurchases of common stock	(3,058)	—	—	—	—	(145,515)	(145,515)
Settlement of capped calls, net of related costs	—	—	23,688	—	—	—	23,688
Employee stock-based compensation	—	—	481,037	—	—	—	481,037
Net income	—	—	—	—	—	46,739	46,739
Other comprehensive loss, net	—	—	—	—	(5,491)	—	(5,491)
Balances at October 31, 2023	203,922	$20	$2,693,124	$(2,164)	$(28,487)	$(1,697,460)	$965,033

Balances at January 31, 2022	198,834	$20	$1,720,013	$(1,532)	$(4,809)	$(1,438,189)	$275,503
Exercise of stock options	755	—	11,009	—	—	—	11,009
Settlement of restricted stock units and employee stock purchase plan	2,081	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	—	—	(68,826)	(253)	—	—	(69,079)
Employee stock purchase plan	534	—	36,526	—	—	—	36,526
Repurchases of common stock	(1,135)	—	—	—	—	(63,041)	(63,041)
Employee stock-based compensation	—	—	409,340	—	—	—	409,340
Net loss	—	—	—	—	—	(102,317)	(102,317)
Other comprehensive loss, net	—	—	—	—	(29,435)	—	(29,435)
Balances at October 31, 2022	201,069	$20	$2,108,062	$(1,785)	$(34,244)	$(1,603,547)	$468,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DocuSign, Inc. | 2024 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$46,739	$(102,317)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,429	63,976
Amortization of deferred contract acquisition and fulfillment costs	147,781	134,381
Amortization of debt discount and transaction costs	3,722	3,725
Non-cash operating lease costs	16,499	20,468
Stock-based compensation expense	455,831	392,765
Deferred income taxes	7,265	3,045
Other	(1,353)	13,540
Changes in operating assets and liabilities:
Accounts receivable	152,902	18,338
Prepaid expenses and other current assets	(7,957)	(7,593)
Deferred contract acquisition and fulfillment costs	(176,510)	(161,620)
Other assets	(14,019)	(15,707)
Accounts payable	(9,089)	(1,739)
Accrued expenses and other liabilities	2,372	873
Accrued compensation	(4,368)	(15,827)
Contract liabilities	36,876	56,824
Operating lease liabilities	(19,292)	(33,430)
Net cash provided by operating activities	708,828	369,702
Cash flows from investing activities:
Purchases of marketable securities	(203,346)	(402,249)
Maturities of marketable securities	251,517	311,769
Purchases of strategic and other investments	(520)	(3,625)
Purchases of property and equipment	(70,277)	(53,590)
Net cash used in investing activities	(22,626)	(147,695)
Cash flows from financing activities:
Repayments of convertible senior notes	(37,083)	(16)
Repurchases of common stock	(145,515)	(63,041)
Settlement of capped calls, net of related costs	23,688	—
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(98,296)	(67,120)
Proceeds from exercise of stock options	13,207	11,009
Proceeds from employee stock purchase plan	32,994	36,526
Net cash used in financing activities	(211,005)	(82,642)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(4,897)	(14,652)
Net increase in cash, cash equivalents and restricted cash	470,300	124,713
Cash, cash equivalents and restricted cash at beginning of period (1)	723,201	509,679
Cash, cash equivalents and restricted cash at end of period (1)	$1,193,501	$634,392
(1) $4.9 million and $1.3 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent at October 31, 2023 and January 31, 2023. $1.8 million of restricted cash was included in Other assets—noncurrent at October 31, 2022. $0.6 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent at January 31, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
DocuSign, Inc. | 2024 Form 10-Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended October 31,
(in thousands)	2023	2022
Supplemental disclosure:
Cash paid for interest	$185	$185
Cash paid for operating lease liabilities	27,115	28,063
Cash paid for income taxes	8,747	5,630
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$1,318	$726
Operating lease right-of-use assets exchanged for lease obligations	1,573	930
Fair value of shares issued as part of the repayments of convertible senior notes	—	2

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2023 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for the year ending January 31, 2024.

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
DocuSign, Inc. | 2024 Form 10-Q | 11

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% of our revenue in each of the three and nine month periods ended October 31, 2023 and 2022.

Performance Obligations

As of October 31, 2023, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.0 billion. Beginning in the third quarter of fiscal 2024, we are including two immaterial international subsidiaries to our remaining performance obligations disclosure. We expect to recognize 58% of the transaction price allocated to remaining performance obligations within the 12 months following October 31, 2023 in our condensed consolidated statement of operations and comprehensive income (loss).

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $19.4 million and $12.4 million as of October 31, 2023 and January 31, 2023. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the nine months ended October 31, 2023 and 2022 we recognized revenue of $1.1 billion and $951.2 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

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

Geographic Information

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
U.S.	$515,050	$488,280	$1,516,092	$1,401,355
International	185,371	157,183	533,404	454,984
Total revenue	$700,421	$645,463	$2,049,496	$1,856,339
DocuSign, Inc. | 2024 Form 10-Q | 12

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	October 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$697,467	$—	$—	$697,467
Level 2:
Cash equivalents(1)
Commercial paper	26,950	—	(5)	26,945
U.S. governmental securities	38,784	—	—	38,784
Available-for-sale securities
Commercial paper	96,544	—	(37)	96,507
Corporate notes and bonds	257,224	—	(2,074)	255,150
U.S. governmental securities	105,680	—	(250)	105,430
Level 2 total	525,182	—	(2,366)	522,816
Total	$1,222,649	$—	$(2,366)	$1,220,283

	January 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$133,009	$—	$—	$133,009
Level 2:
Cash equivalents(1)
Commercial paper	9,992	—	(2)	9,990
Available-for-sale securities
Commercial paper	85,957	—	(258)	85,699
Corporate notes and bonds	367,930	101	(3,771)	364,260
Municipal notes and bonds	7,983	—	(65)	7,918
U.S. governmental securities	38,344	4	(405)	37,943
Level 2 total	510,206	105	(4,501)	505,810
Total	$643,215	$105	$(4,501)	$638,819

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of October 31, 2023 and January 31, 2023, in addition to cash of $425.4 million and $578.9 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair values of our available-for-sale securities as of October 31, 2023, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$401,639
Due in one to two years	55,448
$457,087

DocuSign, Inc. | 2024 Form 10-Q | 13

As of October 31, 2023 and January 31, 2023, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of October 31, 2023 and January 31, 2023.

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

(in thousands)	October 31, 2023	January 31, 2023
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$—	$37,083
Fair value amount	—	38,981

0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000	$690,000
Fair value amount	680,326	655,666

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	October 31, 2023	January 31, 2023
Computer and network equipment	$139,680	$138,869
Software, including capitalized software development costs	158,923	114,524
Furniture and office equipment	18,091	20,897
Leasehold improvements	57,716	73,415
	374,410	347,705
Less: Accumulated depreciation	(228,522)	(210,781)
	145,888	136,924
Work in progress	85,075	62,968
Total	$230,963	$199,892

Depreciation and amortization expense associated with property and equipment was $18.6 million and $16.4 million for the three months ended October 31, 2023 and 2022, and $56.8 million and $48.2 million for the nine months ended October 31, 2023 and 2022. This included amortization expense related to capitalized internally-developed software costs of $9.5 million and $4.1 million for the three months ended October 31, 2023 and 2022, and $25.1 million and $13.9 million for the nine months ended October 31, 2023 and 2022.

For the three months ended October 31, 2023 and 2022, we capitalized $26.5 million and $20.7 million of internally developed software, including $8.8 million and $6.1 million of capitalized stock-based compensation expense in the three months ended October 31, 2023 and 2022. For the nine months ended October 31, 2023 and 2022, we capitalized $70.4 million and $47.7 million of internally developed software, including $22.5 million and $13.8 million of capitalized stock-based compensation expense in the nine months ended October 31, 2023 and 2022.

DocuSign, Inc. | 2024 Form 10-Q | 14

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Nine Months Ended October 31,
(in thousands)	2023	2022
Deferred Contract Acquisition Costs:
Beginning balance	$355,389	$315,158
Additions to deferred contract acquisition costs	143,321	127,071
Amortization of deferred contract acquisition costs	(114,151)	(99,535)
Cumulative translation adjustment	(1,212)	(8,001)
Ending balance	$383,347	$334,693

Deferred Contract Fulfillment Costs:
Beginning balance	$21,076	$19,088
Additions to deferred contract fulfillment costs	33,189	34,548
Amortization of deferred contract fulfillment costs	(33,630)	(34,846)
Cumulative translation adjustment	(268)	(1,088)
Ending balance	$20,367	$17,702

Note 6. Debt

Convertible Senior Notes

In September 2018, we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023 (“2023 Notes”). The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs. Based upon the reported sales price of our common stock, the 2023 Notes became convertible on August 1, 2020 and were convertible through July 31, 2022. Subsequently, the 2023 Notes became convertible at the option of the holders at any time on or after June 15, 2023, until the close of business on September 13, 2023. We have not received conversion notices on our 2023 Notes in the nine months ending October 31, 2023.

We repaid in cash $37.1 million in aggregate principal amount of the 2023 Notes on their maturity date, September 15, 2023.

In January 2021, we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024 (“2024 Notes,” and together with the 2023 Notes, the “Notes”). The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs. The 2024 Notes became convertible at the option of the holders at any time on or after October 15, 2023 and will remain convertible until the close of business on January 11, 2024. As a result, the 2024 Notes were convertible as of October 31, 2023. We have not received conversion notices on our 2024 Notes in the nine months ending October 31, 2023.

DocuSign, Inc. | 2024 Form 10-Q | 15

Net Carrying Amounts of the Liability Components

As of January 31, 2023, the 2023 Notes were within one year of maturity and were therefore classified as current liabilities in our consolidated balance sheets. The 2023 Notes matured September 15, 2023. As of October 31, 2023 and January 31, 2023, the 2024 Notes are within one year of maturity and are therefore classified as current liabilities in our consolidated balance sheets. The 2024 Notes mature January 15, 2024. The net carrying amounts of the Notes were as follows:

(in thousands)	October 31, 2023	January 31, 2023
2023 Notes:
Principal	$—	$37,083
Less: unamortized transaction costs	—	(118)
Net carrying value of liability component	$—	$36,965

2024 Notes:
Principal	$690,000	$690,000
Less: unamortized transaction costs	(889)	(4,078)
Net carrying value of liability component	$689,111	$685,922

The effective interest rate on the 2023 Notes was 1.0%. The effective interest rate on the 2024 Notes was 0.6%. Interest expense recognized related to the Notes was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Contractual interest expense	$22	$46	$425	$139
Amortization of transaction costs	1,089	1,105	3,308	3,309
Total	$1,111	$1,151	$3,733	$3,448

Capped Calls

To minimize the potential economic dilution to our common stock upon conversion of the Notes, we entered into privately-negotiated capped call transactions (“Capped Calls”) with certain counterparties.

The material terms of the capped call transactions were as follows:

(in thousands, except per share amounts)	2024 Notes
Aggregate cost of capped calls	$31,395
Initial strike price per share (1)	$420.24
Initial cap price per share (1)	$525.30
Shares of our common stock covered by the capped calls (1)	1,642
(1) Subject to adjustments for certain events, such as merger events and tender offers, and anti-dilution adjustments

In the first quarter of fiscal 2024, we unwound $23.7 million of the Capped Calls in relation to our 2023 Notes and received cash from the counterparties. During three months ended October 31, 2023, the remaining associated Capped Calls expired.

Impact on Net Income (Loss) Per Share

In periods when we have net income, the shares of our common stock subject to the Notes outstanding during the period are included in our diluted earnings per share under the if-converted method. Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive.

Upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the cap prices listed above in the Capped Calls section, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price. As of October 31, 2023, the market price of our common stock did not exceed the $525.30 cap price associated with the 2024 Notes; therefore, the Notes would not have caused economic dilution if converted.
DocuSign, Inc. | 2024 Form 10-Q | 16

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

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2023. As of October 31, 2023, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 7. Commitments and Contingencies

As of October 31, 2023, we had unused letters of credit outstanding totaling $2.3 million, the majority of which are associated with our various operating leases.

We have entered into certain noncancellable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of October 31, 2023, our future noncancellable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2024, remainder	$14,014
2025	55,600
2026	41,485
2027	5,865
2028	1,663
Thereafter	1,622
Total	$120,249

In May 2022, we entered into an agreement with a public cloud computing service provider. Under the agreement, our minimum commitment is $175.0 million through fiscal 2028. As of October 31, 2023, the remaining commitment, which is excluded from the table above, was $138.4 million.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of October 31, 2023, and January 31, 2023. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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
DocuSign, Inc. | 2024 Form 10-Q | 17

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

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. DocuSign, Inc. and Mary Agnes Wilderotter. In the demand, Mr. Springer alleges that he was wrongfully terminated as Chief Executive Officer; asserts related claims against DocuSign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief. DocuSign has engaged legal counsel to defend the matter, and on March 10, 2023, submitted a motion to dismiss several of the causes of action asserted in the demand. Mr. Springer opposed the motion, which was granted in part and denied in part. Fact discovery is substantially completed, and the arbitration hearing is scheduled to occur in March 2024.

DocuSign, Inc. | 2024 Form 10-Q | 18

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”), the Amended and Restated 2011 Equity Incentive Plan and the Amended and Restated 2003 Stock Plan.

As of October 31, 2023, 35.7 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the nine months ended October 31, 2023 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2023	17,621	$81.30
Granted	18,095	54.50
Vested	(5,929)	83.90
Canceled	(2,191)	88.83
Unvested at October 31, 2023	27,596	$62.58

As of October 31, 2023, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions was $117.9 million.

As of October 31, 2023, our total unrecognized compensation cost related to RSUs was $1.3 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 3.2 years.

Stock Options

Option activity for the nine months ended October 31, 2023 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2023, all vested and exercisable	2,228	$17.11	3.60	$96,839
Exercised	(769)	17.18
Canceled/expired	(3)	17.48
Outstanding at October 31, 2023, all vested and exercisable	1,456	$17.07	2.80	$31,677

As of October 31, 2023, there was no remaining unrecognized compensation cost related to stock option grants.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of October 31, 2023, 10.6 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $4.2 million and $5.4 million for the three months ended October 31, 2023 and 2022, and $12.8 million and $17.3 million for the nine months ended October 31, 2023 and 2022.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. Subsequently, in September 2023, our board of directors authorized an increase to its existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock.
DocuSign, Inc. | 2024 Form 10-Q | 19

During the three months ended October 31, 2023, we repurchased and cancelled 1.8 million shares of common stock at an average price of $42.48 per share, for an aggregate amount of $75.0 million. During the nine months ended October 31, 2023, we repurchased and cancelled 3.1 million shares of common stock at an average price of $47.57 per share, for an aggregate amount of $145.5 million.

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

2024 Restructuring Plan

During the first quarter of fiscal 2024, the board of directors authorized a restructuring plan (the “2024 Restructuring Plan”) designed to support our growth, scale and profitability objectives. We incurred costs associated with the 2024 Restructuring Plan related to employee termination benefits and other costs mainly in the first quarter of fiscal 2024. As of the second quarter of fiscal 2024, the 2024 Restructuring Plan had been substantially completed.

These amounts are recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive income (loss) as they are incurred.

For the three months ended October 31, 2023 restructuring and other related charges were $0.7 million. For the nine months ended October 31, 2023, restructuring and other related charges were $30.3 million and were primarily composed of $28.7 million for employee termination benefits, including stock-based compensation expense of $5.0 million. For the three and nine months ended October 31, 2022, restructuring and other related charges were $28.1 million, and primarily composed of $27.0 million for employee termination benefits, which included stock-based compensation expense of $5.6 million.

Restructuring liability activities during the nine months ended October 31, 2023:

(in thousands)	January 31, 2023	Accruals	Cash Payments	October 31, 2023
2023 Restructuring Plan
Employee termination benefits	$384	$1,640	$(1,455)	$569
Other	158	20	(178)	—
Total	$542	$1,660	$(1,633)	$569

2024 Restructuring Plan
Employee termination benefits	$—	$21,837	$(21,798)	$39
Other	—	1,548	(1,426)	122
Total	$—	$23,385	$(23,224)	$161

DocuSign, Inc. | 2024 Form 10-Q | 20

Note 10. Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders, basic	$38,805	$(29,866)	$46,739	$(102,317)
Add: Interest expense on convertible senior notes	22	—	425	—
Net income (loss) attributable to common stockholders, diluted	$38,827	$(29,866)	$47,164	$(102,317)
Denominator:
Weighted-average common shares outstanding, basic	204,456	201,393	203,609	200,569
Effect of dilutive securities	3,598	—	4,708	—
Weighted-average common shares outstanding, diluted	208,054	201,393	208,317	200,569
Net income (loss) per share attributable to common stockholders:
Basic	$0.19	$(0.15)	$0.23	$(0.51)
Diluted	$0.19	$(0.15)	$0.23	$(0.51)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
RSUs	22,913	15,201	13,045	15,201
Stock options	—	2,340	—	2,340
ESPP	—	551	—	551
Convertible senior notes	—	2,161	—	2,161
Total antidilutive securities	22,913	20,253	13,045	20,253

Note 11. Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate as prescribed under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment, which results in a provision or benefit from income taxes in current or subsequent quarters. There were no material discrete items in the quarter.

Our income tax benefit and income tax provision was $3.0 million and $1.8 million for the three months ended October 31, 2023 and 2022, respectively. The income tax benefit of $3.0 million for the three months ended October 31, 2023 is primarily due to changes in the forecasted annual effective tax rate. Our income tax provision was $17.2 million and $7.0 million for the nine months ended October 31, 2023 and 2022, respectively. The increase in income tax expense in the current year is a result of higher pre-tax income and limitations on net operating losses allowed to reduce taxable income.

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
DocuSign, Inc. | 2024 Form 10-Q | 21

As of October 31, 2023, our gross unrecognized tax benefits totaled $57.0 million, excluding related accrued interest and penalties, of which $10.5 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through October 31, 2023 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are under examination by the Irish Revenue Commissioners for the period February 1, 2020 through January 31, 2021. We are not under examination in any other material jurisdictions. We believe that adequate amounts have been reserved in all jurisdictions.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% of our revenue in each of the three and nine month periods ended October 31, 2023 and 2022. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in the three and nine months ended October 31, 2023 and 2022. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

We offer subscriptions to our products to businesses at all scales, from global enterprise down to local, very small businesses (“VSBs”). We have an omnichannel go-to-market approach that consists of direct, partners to sell to our customers, and digital self-serve. We offer more than 400 off-the-shelf, prebuilt integrations with the applications that many of our customers already use—including those offered by Google, Microsoft, Oracle, Salesforce, SAP, and ServiceNow—so that they can create, sign, send and manage agreements directly within these applications. We have a
DocuSign, Inc. | 2024 Form 10-Q | 22

diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the periods presented.

We focused initially on selling our products to commercial businesses and VSBs, and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value has decreased from 1,052 customers as of October 31, 2022 to 1,051 customers as of October 31, 2023. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three and Nine Months Ended October 31, 2023 and 2022

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Total revenue	$700,421	$645,463	$2,049,496	$1,856,339
Total costs and expenses	680,683	672,894	2,027,797	1,944,086
Total stock-based compensation expense	159,418	140,837	455,831	392,766
Income (loss) from operations	19,738	(27,431)	21,699	(87,747)
Net income (loss)	38,805	(29,866)	46,739	(102,317)
Net cash provided by operating activities	264,177	52,537	708,828	369,702
Purchases of property and equipment	(23,841)	(16,477)	(70,277)	(53,590)

Cash, cash equivalents, restricted cash and investments were $1.7 billion as of October 31, 2023.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest in our go-to-market efforts involving an omnichannel approach that consists of direct sales, partner-assisted sales and digital self-service purchasing. As of October 31, 2023, we had a total of over 1.4 million customers, including approximately 233,000 enterprise and commercial customers, compared to over 1.3 million customers and approximately 202,000 enterprise and commercial customers as of October 31, 2022. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and medium-sized businesses (“SMBs”) which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define VSBs as companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

DocuSign, Inc. | 2024 Form 10-Q | 23

Increasing International Revenue

Our international revenue represented 26% of total revenue in each of the three and nine months ended October 31, 2023 compared to 24% and 25% of total revenue in the three and nine months ended October 31, 2022.

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
DocuSign, Inc. | 2024 Form 10-Q | 24

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

DocuSign, Inc. | 2024 Form 10-Q | 25

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments, changes in fair value of our strategic investments and foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes consists of income taxes in the U.S. and certain foreign jurisdictions where we conduct business, and tax benefits arising from deductions for stock-based compensation. We have a valuation allowance against our U.S. consolidated group and certain foreign deferred tax assets. We expect to maintain this valuation allowance for the foreseeable future or until it becomes more likely than not that the benefit of these U.S. and foreign deferred tax assets will be realized by way of expected future taxable income.

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2023	As % of revenue	2022	As % of revenue	2023	As % of revenue	2022	As % of revenue
Revenue:
Subscription	$682,352	97%	$624,055	97%	$1,991,026	97%	$1,798,500	97%
Professional services and other	18,069	3	21,408	3	58,470	3	57,839	3
Total revenue	700,421	100	645,463	100	2,049,496	100	1,856,339	100
Cost of revenue:
Subscription	114,227	16	102,524	16	339,354	17	315,614	17
Professional services and other	28,418	4	27,018	4	85,360	4	83,048	4
Total cost of revenue	142,645	20	129,542	20	424,714	21	398,662	21
Gross profit	557,776	80	515,921	80	1,624,782	79	1,457,677	79
Operating expenses:
Sales and marketing	292,473	42	313,783	49	867,916	42	938,062	51
Research and development	136,640	20	115,934	18	387,964	19	354,693	19
General and administrative	108,215	15	85,553	13	316,910	15	224,587	12
Restructuring and other related charges	710	—	28,082	4	30,293	2	28,082	1
Total operating expenses	538,038	77	543,352	84	1,603,083	78	1,545,424	83
Income (loss) from operations	19,738	3	(27,431)	(4)	21,699	1	(87,747)	(4)
Interest expense	(1,577)	—	(1,456)	—	(5,135)	—	(4,737)	—
Interest income and other income (expense), net	17,673	2	820	—	47,373	2	(2,827)	(1)
Income (loss) before provision for (benefit from) income taxes	35,834	5	(28,067)	(4)	63,937	3	(95,311)	(5)
Provision for (benefit from) income taxes	(2,971)	(1)	1,799	1	17,198	1	7,006	1
Net income (loss)	$38,805	6%	$(29,866)	(5)%	$46,739	2%	$(102,317)	(6)%

The following discussion and analysis is for the three and nine months ended October 31, 2023, compared to the same period in 2022, unless otherwise stated.
DocuSign, Inc. | 2024 Form 10-Q | 26

Revenue

	Three Months Ended October 31,		2023 versus 2022	Nine Months Ended October 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
Revenue:
Subscription	$682,352	$624,055	9%	$1,991,026	$1,798,500	11%
Professional services and other	18,069	21,408	(16)%	58,470	57,839	1%
Total revenue	$700,421	$645,463	9%	$2,049,496	$1,856,339	10%

Subscription revenue increased by $58.3 million, or 9%, in the three months ended October 31, 2023 and by $192.5 million, or 11%, in the nine months ended October 31, 2023. The increase was primarily due to the expansion of revenue from existing customers and the addition of new customers, as well as an increase in sales to our commercial and enterprise customers through our direct and indirect go-to-market initiatives. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		2023 versus 2022		Nine Months Ended October 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022			2023	2022
Cost of revenue:
Subscription	$114,227	$102,524	11%		$339,354	$315,614	8%
Professional services and other	28,418	27,018	5%		85,360	83,048	3%
Total cost of revenue	$142,645	$129,542	10%		$424,714	$398,662	7%
Gross margin:
Subscription	83%	84%	(1)	pts	83%	82%	1	pts
Professional services and other	(57)%	(26)%	(31)	pts	(46)%	(44)%	(2)	pts
Total gross margin	80%	80%	—	pts	79%	79%	—	pts

Cost of subscription revenue increased by $11.7 million, or 11%, in the three months ended October 31, 2023, and by $23.7 million, or 8%, in the nine months ended October 31, 2023, primarily driven by higher costs to support our growing customer base.

Increases in the three months ended October 31, 2023, primarily consisted of increases in personnel costs due to annual salary increase and stock-based compensation expense due to merit increases as well as increases in operating costs to support our platform and revenue growth.

Increases in the nine months ended October 31, 2023, primarily consisted of:
▪$12.3 million in operating costs to support our platform and revenue growth, including an increase in hosting costs;
▪$5.7 million due to higher information technology costs; and
▪$5.2 million increase in depreciation on our capitalized software projects.

Sales and Marketing

	Three Months Ended October 31,		2023 versus 2022	Nine Months Ended October 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
Sales and marketing	$292,473	$313,783	(7)%	$867,916	$938,062	(7)%
Percentage of revenue	42%	49%		42%	51%

Sales and marketing expenses decreased by $21.3 million, or 7%, in the three months ended October 31, 2023, and by $70.1 million, or 7%, in the nine months ended October 31, 2023, primarily driven by savings on personnel costs from the restructuring plans implemented during the third quarter of fiscal 2023 and the first quarter of fiscal 2024 as well as shifts in the allocation of resources for our go-to-market initiatives.

DocuSign, Inc. | 2024 Form 10-Q | 27

Decreases in the three months ended October 31, 2023, primarily consisted of:
▪$8.2 million in personnel costs and $4.2 million in stock-based compensation expense due to lower headcount, partially offset by higher commissions in line with higher sales and annual merit increases; and
▪$6.9 million in marketing and advertising costs due to reduced spending on paid media and in line with our go-to-market strategy and expansion of our self-serve experience.

Decreases in the nine months ended October 31, 2023, primarily consisted of:
▪$25.1 million in marketing and advertising costs due to reduced spending on paid media in line with our go-to-market strategy and expansion of our self-serve experience; and
▪$24.8 million in personnel costs and $16.0 million in stock-based compensation expense due to lower headcount, partially offset by higher commissions in line with higher sales and annual merit increases.

Research and Development

	Three Months Ended October 31,		2023 versus 2022	Nine Months Ended October 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
Research and development	$136,640	$115,934	18%	$387,964	$354,693	9%
Percentage of revenue	20%	18%		19%	19%

Research and development expenses increased by $20.7 million, or 18%, in the three months ended October 31, 2023, and by $33.3 million, or 9%, in the nine months ended October 31, 2023, primarily due to investments in our workforce and to drive product innovation.

Increases in the three months ended October 31, 2023, primarily consisted of $12.8 million increase in stock-based compensation expense due to annual merit increases and $5.2 million in personnel costs due to annual salary increases.

Increases in the nine months ended October 31, 2023, primarily consisted of:
▪$20.8 million in stock-based compensation expense due to annual merit increases and $6.0 million due to annual salary increases; and
▪$8.7 million due to higher information technology costs to drive product innovation.

General and Administrative

	Three Months Ended October 31,		2023 versus 2022	Nine Months Ended October 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
General and administrative	$108,215	$85,553	26%	$316,910	$224,587	41%
Percentage of revenue	15%	13%		15%	12%

General and administrative expenses increased by $22.7 million, or 26%, in the three months ended October 31, 2023 and by $92.3 million, or 41%, in the nine months ended October 31, 2023, primarily due to investments in workforce and increased spend on professional services.

Increases in the three months ended October 31, 2023, primarily consisted of:
•$13.0 million in stock-based compensation expense driven by charges due to executive new hire grants and transitions, and annual merit increases; and
•$6.5 million in personnel costs driven by annual salary increases to align with the increasing cost of labor.

Increases in the nine months ended October 31, 2023, primarily consisted of:
•$52.9 million in stock-based compensation expense driven by charges due to executive new hire grants and transitions and annual merit increases;
•$20.8 million in personnel costs driven by annual salary increases to align with the increasing cost of labor;
•$7.9 million due to higher information technology costs; and
•$5.3 million in professional fees due to an increase in audit, consulting and tax fees.

DocuSign, Inc. | 2024 Form 10-Q | 28

Restructuring and Other Related Charges

Restructuring and other related charges decreased by $27.4 million, or 97%, in the three months ended October 31, 2023, primarily driven by the 2023 Restructuring Plan implemented in the third quarter of fiscal 2023.

Other Income and Expense

	Three Months Ended October 31,		2023 versus 2022	Nine Months Ended October 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
Interest expense	$1,577	$1,456	8%	$5,135	$4,737	8%
Percentage of revenue	—%	—%		—%	—%

Interest income and other income (expense), net	$17,673	$820	2,055%	$47,373	$(2,827)	(1,776)%
Percentage of revenue	2%	—%		2%	(1)%

Interest income and other income (expense), net increased by $16.9 million in the three months ended October 31, 2023 and $50.2 million in the nine months ended October 31, 2023.

The increase in the three months ended October 31, 2023 was primarily due to rising interest rates, which resulted in an increase in interest income by $12.1 million in the three months ended October 31, 2023.

Increases in the nine months ended October 31, 2023 primarily consisted of:
▪$32.7 million increase in interest income due to rising interest rates;
▪$9.3 million reduction of our net foreign currency exchange loss due to the strengthening of the euro and British pound compared to the U.S. dollar; and
▪$8.1 million increase in accretion of investments purchased at a discount as the investments near maturity.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		2023 versus 2022	Nine Months Ended October 31,		2023 versus 2022
(in thousands, except for percentages)	2023	2022		2023	2022
Provision for (benefit from) income taxes	$(2,971)	$1,799	(265)%	$17,198	$7,006	145%
Percentage of revenue	(1)%	1%		1%	1%

The income tax benefit decreased by $4.8 million in the three months ended October 31, 2023. The income tax benefit of $3.0 million for the three months ended October 31, 2023 is primarily due to changes in the forecasted annual effective tax rate.

The provision for income taxes increased by $10.2 million in the nine months ended October 31, 2023. The increase in the provision for income taxes in the current year is a result of higher pre-tax income and limitations on net operating losses allowed to reduce taxable income.
DocuSign, Inc. | 2024 Form 10-Q | 29

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments, as well as cash generated from operations. As of October 31, 2023, we had $1.6 billion in cash and cash equivalents and short-term investments. We also had $55.4 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financing.

In January 2021, we entered into a $500.0 million credit facility, as amended in May 2023, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of October 31, 2023.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023, which were fully repaid on September 15, 2023 with a cash payment of $37.1 million. In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024. We believe that our sources of liquidity, including our cash, cash equivalents and investments, and expected future operating cash flows, and borrowing capacity available to us from our credit facility, are adequate to meet the potential cash commitments for the foreseeable future, including upcoming maturity of our 2024 Notes on January 15, 2024, as well as other lease obligations.

Further details of these transactions are described in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We were in compliance with all debt covenants at October 31, 2023.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations in the recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.7 billion as of October 31, 2023. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

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

DocuSign, Inc. | 2024 Form 10-Q | 30

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$708,828	$369,702
Investing activities	(22,626)	(147,695)
Financing activities	(211,005)	(82,642)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(4,897)	(14,652)
Net change in cash, cash equivalents and restricted cash	$470,300	$124,713

Cash Flows from Operating Activities

Cash provided by operating activities was $708.8 million in the nine months ended October 31, 2023. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income due to favorable interest rates. Our primary uses of cash include the payment of employee salaries and benefits, including the payment of termination benefits under the 2024 Restructuring Plan implemented in the first quarter of fiscal 2024, in addition to vendor payments.

Cash provided by operating activities was $369.7 million for the nine months ended October 31, 2022. Our primary sources of cash provided by operating activities were cash collections and higher net income adjusted for certain non-cash items, including stock-based compensation, which increased due to increased headcount. These cash inflows were partially offset by higher operating costs to support growth and decreased contract liabilities.

Cash Flows from Investing Activities

For the nine months ended October 31, 2023, net cash used in investing activities of $22.6 million was primarily driven by $48.2 million net purchases of marketable securities and $70.3 million purchases of property and equipment as we continued to support operations at our data centers and invest in capitalized software development projects.

For the nine months ended October 31, 2022, cash used in investing activities of $147.7 million was primarily driven by $90.5 million net purchases of marketable securities and $53.6 million in purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects.

Cash Flows from Financing Activities

For the nine months ended October 31, 2023, cash used in financing activities of $211.0 million was primarily driven by our stock repurchase program, payments related to our equity plans, and the maturity of our 2023 Notes. We used $145.5 million to repurchase 3.1 million shares of common stock at an average price of $47.57 per share through our stock repurchase program. In addition, we made $52.1 million payments for tax withholding on share settlements, net of proceeds associated with equity plans. We also fully repaid our 2023 Notes at maturity in September 2023 for $37.1 million. These cash outflows were partially offset by $23.7 million received in connection with the settlement of our Capped Calls in relation to our 2023 Notes.

For the nine months ended October 31, 2022, cash used in financing activities of $82.6 million was primarily driven by $63.0 million used to repurchase 1.1 million shares of common stock at an average price of $55.52 per share through our stock repurchase program which commenced in the second quarter of fiscal 2023, and $19.6 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

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

DocuSign, Inc. | 2024 Form 10-Q | 31

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
DocuSign, Inc. | 2024 Form 10-Q | 32

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

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
GAAP gross profit	$557,776	$515,921	$1,624,782	$1,457,677
Add: Stock-based compensation	21,048	18,432	59,502	53,599
Add: Amortization of acquisition-related intangibles	2,070	2,425	6,787	7,232
Add: Employer payroll tax on employee stock transactions	537	471	1,925	1,792
Add: Lease-related impairment and lease-related charges	—	413	721	678
Non-GAAP gross profit	$581,431	$537,662	$1,693,717	$1,520,978
GAAP gross margin	80%	80%	79%	79%
Non-GAAP adjustments	3%	3%	4%	3%
Non-GAAP gross margin	83%	83%	83%	82%

GAAP subscription gross profit	$568,125	$521,531	$1,651,672	$1,482,886
Add: Stock-based compensation	13,705	11,665	38,143	35,272
Add: Amortization of acquisition-related intangibles	2,070	2,425	6,787	7,232
Add: Employer payroll tax on employee stock transactions	301	310	1,232	1,150
Add: Lease-related impairment and lease-related charges	—	127	505	321
Non-GAAP subscription gross profit	$584,201	$536,058	$1,698,339	$1,526,861
GAAP subscription gross margin	83%	84%	83%	82%
Non-GAAP adjustments	3%	2%	2%	3%
Non-GAAP subscription gross margin	86%	86%	85%	85%

GAAP professional services and other gross loss	$(10,349)	$(5,610)	$(26,890)	$(25,209)
Add: Stock-based compensation	7,343	6,767	21,359	18,327
Add: Employer payroll tax on employee stock transactions	236	161	693	642
Add: Lease-related impairment and lease-related charges	—	286	216	357
Non-GAAP professional services and other gross profit (loss)	$(2,770)	$1,604	$(4,622)	$(5,883)
GAAP professional services and other gross margin	(57)%	(26)%	(46)%	(44)%
Non-GAAP adjustments	42%	33%	38%	34%
Non-GAAP professional services and other gross margin	(15)%	7%	(8)%	(10)%

DocuSign, Inc. | 2024 Form 10-Q | 33

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
GAAP income (loss) from operations	$19,738	$(27,431)	$21,699	$(87,747)
Add: Stock-based compensation	159,410	135,247	450,835	387,176
Add: Amortization of acquisition-related intangibles	4,699	5,113	14,675	15,754
Add: Employer payroll tax on employee stock transactions	2,852	2,536	11,082	10,977
Add: Restructuring and other related charges	710	28,082	30,293	28,082
Add: Executive transition costs	—	830	—	2,634
Add: Lease-related impairment and lease-related charges	—	2,677	4,460	4,505
Non-GAAP income from operations	$187,409	$147,054	$533,044	$361,381
GAAP operating margin	3%	(4)%	1%	(5)%
Non-GAAP adjustments	24%	27%	25%	24%
Non-GAAP operating margin	27%	23%	26%	19%

Reconciliation of net income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
GAAP net income (loss)	$38,805	$(29,866)	$46,739	$(102,317)
Add: Stock-based compensation	159,410	135,247	450,835	387,176
Add: Amortization of acquisition-related intangibles	4,699	5,113	14,675	15,754
Add: Employer payroll tax on employee stock transactions	2,852	2,536	11,082	10,977
Add: Amortization of debt discount and issuance costs	1,250	1,197	4,149	3,679
Add: Fair value adjustments to strategic investments	—	45	119	(384)
Add: Restructuring and other related charges	710	28,082	30,293	28,082
Add: Executive transition costs	—	830	—	2,634
Add: Lease-related impairment and lease-related charges	—	2,677	4,460	4,505
Add: Income tax effect of non-GAAP adjustments	(43,922)	(27,733)	(98,712)	(64,416)
Non-GAAP net income	$163,804	$118,128	$463,640	$285,690

Computation of free cash flow:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$264,177	$52,537	$708,828	$369,702
Less: Purchases of property and equipment	(23,841)	(16,477)	(70,277)	(53,590)
Non-GAAP free cash flow	$240,336	$36,060	$638,551	$316,112
Net cash provided by (used in) investing activities	$34,285	$(1,843)	$(22,626)	$(147,695)
Net cash used in financing activities	$(120,754)	$(48,539)	$(211,005)	$(82,642)

DocuSign, Inc. | 2024 Form 10-Q | 34

Computation of billings:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Revenue	$700,421	$645,463	$2,049,496	$1,856,339
Add: Contract liabilities and refund liability, end of period	1,228,174	1,113,131	1,228,174	1,113,131
Less: Contract liabilities and refund liability, beginning of period	(1,233,894)	(1,094,939)	(1,191,269)	(1,049,106)
Add: Contract assets and unbilled accounts receivable, beginning of period	22,358	13,695	16,615	18,273
Less: Contract assets and unbilled accounts receivable, end of period	(25,253)	(17,945)	(25,253)	(17,945)
Non-GAAP billings	$691,806	$659,405	$2,077,763	$1,920,692

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of October 31, 2023, we had cash, cash equivalents and investments totaling $1.6 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $1.9 million decrease of the fair value of our investment portfolio as of October 31, 2023. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

We had no exposure to changes in interest rates from debt obligations at October 31, 2023 as our 2024 Notes were issued at a fixed rate of 0.0%. The fair value of the 2024 Notes changes when the market price of our stock fluctuates or interest rates change. However, we carry the 2024 Notes at face value less unamortized discount on our balance sheet and present the fair value for required disclosure purposes only.

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

DocuSign, Inc. | 2024 Form 10-Q | 35

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of October 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the third quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DocuSign, Inc. | 2024 Form 10-Q | 37

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. DocuSign, Inc. and Mary Agnes Wilderotter. In the demand, Mr. Springer alleges that he was wrongfully terminated as Chief Executive Officer; asserts related claims against DocuSign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief. DocuSign has engaged legal counsel to defend the matter, and on March 10, 2023, submitted a motion to dismiss several of the causes of action asserted in the demand. Mr. Springer opposed the motion, which was granted in part and denied in part. Fact discovery is substantially complete, and the arbitration hearing is scheduled to occur in March 2024.

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

DocuSign, Inc. | 2024 Form 10-Q | 38

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
▪our inability to release enhanced versions of our DocuSign eSignature product on a timely basis; and
▪macro- and micro-economic factors, including inflation, rising interest rates, increased debt and equity market volatility, instability in the global banking sector, and the impact of regional or global conflicts or other public health crises.

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
DocuSign, Inc. | 2024 Form 10-Q | 39

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

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users with our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic and global market conditions, including as a result of inflation, rising interest rates, instability in the global banking sector, increased debt and equity market volatility and the impact of regional or global conflicts or other public health crises. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

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

DocuSign, Inc. | 2024 Form 10-Q | 40

While we have security measures in place designed to protect our production, development and other systems, maintain the integrity of customer, company, partner and employee information, and prevent data loss, misappropriation and other security breaches and incidents, we have faced security incidents in the past. In these cases, upon detection, we took prompt action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies. These efforts may not completely eliminate potential risks from such incidents, however. Furthermore, there can be no assurance that there will be no impact to our operations from these or similar incidents in the future. Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business.

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

DocuSign, Inc. | 2024 Form 10-Q | 42

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

DocuSign, Inc. | 2024 Form 10-Q | 43

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

In addition to third-party data centers and cloud providers, we also rely on our own technical operations infrastructure to support and serve our rapidly growing customer base. We must maintain sufficient excess capacity in our operations infrastructure to ensure that our products and solutions are accessible within an acceptable load time. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our products and solutions. Any interruptions or delays in our service, whether or not caused by our products, whether as a result of third-party error, our own error, natural disasters and the effects of climate change, operational disruptions related to labor shortages, public health crises or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.

We rely on the performance of highly skilled personnel, including our management and other key employees, and failing to attract, integrate, or retain such employees could harm our business.

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. In the last 12 months, there have been significant changes to our senior leadership team. For example, in June 2023, Cynthia Gaylor, our Chief Financial Officer, resigned from the Company, and in June 2023, Blake Grayson was appointed as our new Chief Financial Officer.

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
DocuSign, Inc. | 2024 Form 10-Q | 44

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

We sell to U.S. federal, state and local, as well as foreign, government agencies and public sector customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks, including those related to our status as a service provider to U.S. state and federal governmental agencies. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict. Further, government certification requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of macro-economic factors, including inflation, rising interest rates, a potential U.S. government shutdown, instability in the global banking sector, regional or global conflicts and public health crises, may adversely affect public sector demand for our products and solutions.

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
DocuSign, Inc. | 2024 Form 10-Q | 45

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
DocuSign, Inc. | 2024 Form 10-Q | 46

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
DocuSign, Inc. | 2024 Form 10-Q | 47

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
DocuSign, Inc. | 2024 Form 10-Q | 48

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
DocuSign, Inc. | 2024 Form 10-Q | 49

▪the effectiveness of our sales force;
▪the discretionary nature of purchasing and budget cycles and decisions;
▪the obstacles placed by customers’ procurement process;
▪economic conditions, including due to inflation, rising interest rates, a potential U.S. government shutdown, increased debt and equity market volatility, and other factors impacting customer budgets;
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

We have historically experienced operating losses and may not achieve or sustain profitability in the future.

We began operations in 2003 and, until recently, we have historically experienced net losses.

We generated net income of $46.7 million in the nine months ended October 31, 2023 and a net loss of $102.3 million in the nine months ended October 31, 2022, and as of October 31, 2023, we had an accumulated deficit of $1.7 billion.

We will need to continue to generate and sustain increased revenue levels in future periods to become or remain profitable and, even in periods in which we generate net income, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, increase our sales headcount and marketing activities, and grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this “Risk Factors” section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve or sustain profitability in the future, the value of our business and common stock may significantly decrease.

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.
DocuSign, Inc. | 2024 Form 10-Q | 50

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2023, 2022 and 2021 total revenue generated from customers outside the U.S. was 25%, 23% and 20% of our total revenue. As of October 31, 2023, we have offices in 12 countries and approximately 33% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
DocuSign, Inc. | 2024 Form 10-Q | 51

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of October 31, 2023, we had outstanding $690.0 million aggregate principal amount of the 2024 Notes (the “Notes”) and available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

As of October 31, 2023, we had $690.0 million principal amount of indebtedness outstanding under our Notes and available borrowing capacity of $500.0 million under our credit facility. Our indebtedness may:

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
DocuSign, Inc. | 2024 Form 10-Q | 52

▪increase our vulnerability to the impact of adverse economic and industry conditions, including inflation, rising interest rates and instability in the global banking sector; and
▪require us to consume a portion of our liquidity to settle the Notes in the next quarter.

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

Additionally, global events as well as geopolitical developments, including regional conflicts in Europe and the Middle East, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. We have not engaged in the hedging of foreign currency transactions to date, so we may not be able to effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our operating results.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.

A successful assertion by one or more states or foreign jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Any imposition by state or local governments or other jurisdictions of sales tax collection obligations on out-of-state or -jurisdiction sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar
DocuSign, Inc. | 2024 Form 10-Q | 53

obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

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

Subject to certain conditions, holders of the Notes may require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid regular or special interest, if any. In addition, if a make-whole fundamental change (as defined in the respective indentures for the Notes) occurs prior to the respective maturity dates of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Upon a conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. For instance, the Notes will mature January 15, 2024, and we may be required to consume a significant portion of our liquidity or raise additional financing in adverse capital markets conditions.

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
DocuSign, Inc. | 2024 Form 10-Q | 54

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

We expect that new laws, regulations and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, electronic signatures, consumer communications and information security in the U.S., the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Changes in the regulatory landscape relating to new and evolving technologies, such as generative AI, and future restrictions on the collection, use, sharing or disclosure of data, or additional requirements for the express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our products and solutions, possibly in a material manner, and could limit our ability to develop new functionality. For example, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and our inability to appropriately respond to this evolving landscape could result in legal liability, regulatory action, or brand and reputational harm.

DocuSign, Inc. | 2024 Form 10-Q | 55

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
DocuSign, Inc. | 2024 Form 10-Q | 56

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
DocuSign, Inc. | 2024 Form 10-Q | 57

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
DocuSign, Inc. | 2024 Form 10-Q | 58

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

DocuSign, Inc. | 2024 Form 10-Q | 59

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

DocuSign, Inc. | 2024 Form 10-Q | 60

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

DocuSign, Inc. | 2024 Form 10-Q | 61

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
DocuSign, Inc. | 2024 Form 10-Q | 62

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

We rely heavily on our network infrastructure and information technology systems, including our ERP system, for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, public health crisis, power loss, telecommunications failure or other similar catastrophic event, including as a result of the effects of climate change, could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our products and solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, including any errors, defects or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our operating results. Additionally, while we believe our exposure from the recent conflicts in Ukraine and the Middle East is limited, we could experience unanticipated disruptions to our business as a result of current or future regional and global conflicts, including sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions, increased risks of potential cyberattacks, related impacts to our customers, or micro- or macro-economic effects on the global economy.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended October 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
August 1 - August 31	—	—	—	$66,500
September 1 - September 30	911,259	$43.13	911,259	$327,201
October 1 - October 31	854,197	$41.80	854,197	$291,500
Total	1,765,456		1,765,456	$291,500

(1) In March 2022, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. In September 2023, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock. Repurchases of our common stock may be effected from time to time, either on the open market, block trades, in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. See Note 8 of this Quarterly Report on Form 10-Q for additional information related to stock repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

DocuSign, Inc. | 2024 Form 10-Q | 63

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. Other Information

During the three months ended October 31, 2023, the following officers and directors of the Company entered into trading plans during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies on insider trading:

Name	Title	Adoption Date	Earliest Sale Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased
Teresa Briggs	Director	September 14, 2023	December 14, 2023	September 14, 2024	Up to 1,995	N/A
Blake Grayson	Chief Financial Officer	September 15, 2023	December 15, 2023	September 30, 2024	Up to 138,843	N/A

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

On September 28, 2023, Inhi Cho Suh, President, Product and Technology, terminated her 10b5-1 trading plan that had been adopted on July 10, 2023 and was set to expire on July 10, 2024. The adoption of such 10b5-1 trading plan, and its subsequent termination, each occurred during an open insider trading window and complied with the Company’s policies on insider trading.

ITEM 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

DocuSign, Inc. | 2024 Form 10-Q | 64

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 10, 2022
10.1#	Non-Employee Director Compensation Policy, amended and restated as of August 29, 2023.	10-Q	001-38465	10.1	September 7, 2023
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan, contract or agreement
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

DocuSign, Inc. | 2024 Form 10-Q | 65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2023

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Blake Grayson
Blake Grayson
Chief Financial Officer
(Principal Accounting and Financial Officer)

DocuSign, Inc. | 2024 Form 10-Q | 66