Form 10-K
period 2024-01-31
DOCUSIGN, INC.
filed 2024-03-21
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report.    Yes  ☒    No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2023, based on the closing price of $53.82 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on that date, was approximately $10.8 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant has 205,415,129 shares of common stock, par value $0.0001, outstanding at February 29, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission (“the SEC”), within 120 days of the fiscal year ended January 31, 2024.

DOCUSIGN, INC.
FORM 10-K
Fiscal Year Ended January 31, 2024

DocuSign, Inc.| 2024 Form 10-K | 2

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

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, volatile interest rates, instability in the global banking sector, and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market; our ability to compete effectively in an evolving and competitive market; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to effectively sustain and manage our growth and future expenses and achieve and maintain future profitability; our ability to attract new customers and maintain and expand our existing customer base; our ability to effectively implement and execute our restructuring plans; our ability to scale and update our platform to respond to customers' needs and rapid technological change, including our ability to successfully incorporate generative artificial intelligence into our existing and future products; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to retain our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our ability to realize the anticipated benefits of our stock repurchase program; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

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
DocuSign, Inc.| 2024 Form 10-K | 3

PART I - FINANCIAL INFORMATION

ITEM 1. BUSINESS

Overview

DocuSign offers products that address agreement workflows and digital transformation as part of its agreement management platform, enabling agreements to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. DocuSign’s core product offerings, including the world’s leading electronic signature product, allow organizations to do business faster with less risk and at a lower cost, while providing a better experience for customers. DocuSign also offers contract lifecycle management software that automates pre- and post-signature workflows. This includes automatically generating an agreement from data in other systems, supporting negotiation workflows, verifying identities, enabling remote online notarization, collecting payment after signatures, and using artificial intelligence (“AI”) to analyze a collection of agreements for risks and opportunities.

At the core of every business is a series of agreements and every agreement involves a workflow that guides how we create, commit, and manage agreements. However, traditional agreement processes are slow, expensive and error-prone as they involve many manual steps, disconnected systems, and paper signing. Our value proposition is simple to understand: eliminate the paper-based processes, automate agreement workflows, and connect to the applications and systems where work gets done. DocuSign has over 900 active partner integrations, so businesses can easily integrate mission-critical business processes with agreement workflows. This allows organizations to reduce turnaround times and costs, largely eliminate errors, and deliver a streamlined customer experience.

As of January 31, 2024, over 1.5 million customers and more than a billion users in over 180 countries use our products and solutions to accelerate and simplify the process of doing business.

We offer subscriptions to our products, which include editions with varying functionality for different customers’ needs, as well as products and features specific to particular geographies or industries. We also focus on customer adoption, success and expansion. This helps us deliver continued value and creates opportunities for increased usage.

Our customer base is broad and diverse ranging from the largest global enterprises to very small businesses (“VSBs”) and nonprofits, across virtually all industries globally. The world’s leading brands trust DocuSign, including global leaders in energy, industrials, consumer goods, and multiple federal and state government agencies. Within a given organization, our technology is adopted across many business functions and for many use cases including: generating contracts for sales, signing employment offers for human resources, and analyzing commercial agreements for legal, among many others. The global reach and broad applicability of eSignature across business functions, combined with our offering of end-to-end contract lifecycle management applications represents an addressable market of approximately $50 billion, according to our estimates.

To capitalize on this opportunity, our sales and marketing strategy focuses on attracting new businesses, as well as expanding our use cases within existing customers. We rely on our direct sales force and partnerships to sell to enterprises and commercial businesses. We also rely on a digital self-service channel to attract new customers in a more cost-effective manner, in particular those customers in segments or markets that may not be currently or easily serviced by our direct sales or partner efforts. As a result of our product-led-growth initiatives, we expect the portion of business that comes from our digital self-service channel to continue to increase.

The Benefits of Using DocuSign

DocuSign leverages our core strength in eSignature to deliver easier, smarter and more trusted agreements. We help organizations connect and automate agreement workflows with our industry leading product offerings that span the entire agreement lifecycle to enhance the customer experience while enabling the digital transformation of agreements.

In addition to what we do, we believe we are differentiated by how we do it:
•Simple to use. A key reason for our customer loyalty is our products’ ease of use. Our eSignature product allows users to send and sign an agreement from practically anywhere to any device, delivering greater efficiency and faster time to value for our customers. We are widely known for our ease of use and customer satisfaction. For example, as of January 2024, our eSignature app had more than 700,000 ratings with an average score of 4.9 out of 5 stars on Apple's App Store.
•Developer-friendly. Our extensive application programming interfaces (“APIs”) enable our products to be quickly embedded into or connected with an organization’s own apps, systems and processes. Our platform has more than
DocuSign, Inc.| 2024 Form 10-K | 4

900 active partner integrations with business systems where work gets done. In the case of eSignature, this has led to the majority of transactions being driven through our APIs today. By integrating with the other systems our customers use to do business—as opposed to simply being a standalone app—we promote greater usage and engagement with our products.
•Vertical offerings. We offer enhanced solutions tailored to particular industries, such as financial services, government, life sciences, and real estate. In some cases, these may be variants of a product like eSignature, such as our eSignature Life Sciences Modules for assisting with compliance with U.S. Food and Drug Administration regulations. In other cases, it may be a distinct product for an industry, such as Rooms for Real Estate, which includes task management, templates, and workflow for real estate transactions. Finally, it may include a combination of additional capabilities and authorizations such as FedRAMP Moderate, which enables us to support various use cases within federal government agencies.
•Globally adopted. Our expertise in electronic signature and other agreement technologies is truly global. This is key, given that different regions have different laws, standards and cultural norms. We assist multiple parties in different jurisdictions to complete agreements and other documents in a legally valid manner. For example, in Europe, we have offerings tailored for the European Union’s (“EU”) electronic Identification, Authentication and Trust Services (“eIDAS”) regulations, as well as for verifying European eIDs.
•Highly auditable. With eSignature, every signed document is backed by a unique, auditable Certificate of Completion, automatically capturing key signing details to help authenticate the document. It includes party names, email addresses, public IP addresses, and a time-stamped record of individuals’ interactions with the document. This level of evidence and auditability exceeds what is possible with traditional ink-on-paper signatures.
•Stringent security standards. We seek to meet the industry’s most rigorous security certification standards and use the strongest data encryption technologies that are commercially available. Our systems and processes for data protection, transmission and secure storage are certified for the globally recognized security standard, ISO 27001, among many other key privacy and security certifications.
•Scaled infrastructure. Our main infrastructure is powered by near real-time data synchronization across a ring of four geo-dispersed data centers in the United States (“U.S.”), and a similar ring of data centers in the EU. This infrastructure has enabled us to deliver over 99.9% availability to our eSignature customers and users worldwide over the past 12 months.

We believe customers benefit from working with us in many ways, including:
•Doing business faster. By replacing manual, paper-driven processes with automated digital workflows, DocuSign can substantially reduce the time and labor necessary to complete agreements. In fiscal 2024, 76% of all transactions using eSignature were completed in less than 24 hours and 41% within 15 minutes. Our eSignature product also saves customers time by allowing users to review and sign agreements quickly from mobile devices. Our other products also contribute to faster turnaround times, such as less time spent creating new agreements or less time spent finding completed agreements. By streamlining workflows, DocuSign enables businesses to save valuable time and resources, resulting in increased productivity and cost savings.
•Better customer and employee experience. Organizations that use DocuSign services internally and externally can deliver a simpler, more streamlined experience for their own customers and employees. For example, eSignature replaces the hassle and costs of faxing, printing, scanning, emailing, and other manual activities with a few clicks or taps—which can be done from practically anywhere, at any time. Our Contract Lifecycle Management (“CLM”) software consolidates and automates every step of the agreement process from generation through negotiation, signature, ongoing management and storage.
•Reduced risk. Organizations that rely on manual, paper-based agreement processes may be prone to error and difficult to audit. Using DocuSign, organizations can centralize, standardize, and automate agreement workflows—so employees have an easy way to use approved processes and templates, with audit trails generated automatically. Also, AI technologies can help employees identify risks within large sets of existing agreements that would otherwise be impractical for manual review. Finally, fewer manual interactions during an agreement’s lifecycle means fewer opportunities for mishandling or improper access.
•Minimized environmental impact. Environmental sustainability has been an important part of the DocuSign story since its inception. eSignature not only reduces the use of paper, but also significant amounts of the waste, water, carbon, and wood required to make that paper. We believe that DocuSign has an important role in creating a low-carbon, sustainable future and our products can help our customers incorporate sustainability into their business operations. DocuSign solutions have helped our customers digitize agreement processes, saving the equivalent of 93 billion sheets of paper, 9 billion gallons of water, 7 billion pounds of carbon-dioxide and 545 million pounds of waste, as of January 31, 2024.

DocuSign, Inc.| 2024 Form 10-K | 5

Our Growth Strategy

We intend to drive the growth of our business by executing on the following strategies:
•Invest in innovation and expansion of our products. We expect to continue investing in research and development to enhance our offerings, as well as to develop new solutions that further augment DocuSign’s product offerings. In addition, we expect to continue to use partnerships to offer new integrations and, in some cases, products for resale. We leverage sophisticated AI models for contract analysis and automation of some agreement workflows and plan to continue investing into generative AI for data and pattern recognition to further increase productivity and reduce friction for our customers. Finally, we have acquired and may continue to acquire additional capabilities and make investments in key technologies.
•Expand our install base through new use cases and adoption of additional products, features and functionality. A company’s first exposure to DocuSign is often through the use of eSignature in accelerating the execution of agreements. Our strategy aims to expand beyond the initial eSignature use case to facilitate digital transformation across agreement workflows. At every step of this process, we also see an opportunity to expand across the organization—for example, going from sales into services, human resources, finance, and other functions—thereby increasing the overall number of agreement workflows that are automated. Our largest and most advanced customers have hundreds of use cases deployed, but the vast majority of our customers have only deployed a few use cases. Thus, we believe there is strong potential to expand within our existing customer base.
•Drive new eSignature and CLM customer acquisition. We offer the world’s leading electronic signature product and CLM software. Our portfolio of products have successfully streamlined the agreement process for our customers and have automated many of the workflows before and after the signature. We believe there is a $50 billion market opportunity for customer expansion for eSignature, CLM, and our other DocuSign products, in both the U.S. and non-U.S. markets.
•Expand self-serve capabilities. We believe all customers can leverage our products and do business in a more automated way. Our self-service digital sales strategy begins with a 30-day free trial to experience our eSignature product. We have created a frictionless digital onboarding experience to allow customers to engage the way they prefer, enabling them to buy and manage their DocuSign relationship in a low-touch way. Our goal is to enable a seamless and world class self-service experience.
•Accelerate international expansion. In the year ended January 31, 2024, we derived 26% of our revenue from customers outside the U.S. We believe there is a substantial opportunity for us to increase our international customer base by leveraging and expanding investments in our technology, direct sales force and strategic partnerships around the world, as well as helping existing U.S.-based customers manage agreements across their international businesses. In fiscal 2024, we made additional investments in two high-potential countries, Germany and Japan, which included localized sales, support, and content. We deploy a digital-first strategy in many emerging markets to more efficiently reach potential customers that may not otherwise be serviced by our direct sales force.
•Strengthen and foster our developer community. With over 400,000 developer sandboxes created to enable product development and testing in isolated environments, and the majority of transactions on eSignature processed via our APIs today, we believe we have a strong developer community. Our easy-to-use and robust APIs allow developers to extend and integrate DocuSign products into their own applications. These developers help expand DocuSign functionality to other systems, thus driving greater usage of our platform and offerings. We intend to continue investing in our APIs and other forms of support to further drive this virtuous cycle of value creation between developers and DocuSign.

DocuSign, Inc.| 2024 Form 10-K | 6

Our Products

DocuSign enables businesses to address each aspect of the agreement process with our product offerings, which are tailored for each step in the agreement lifecycle and, in some cases, for particular market segments, industries or geographic regions. We focus on meeting customer needs by providing them a variety of products and solutions to address their needs.

Some key products include:
•eSignature, our anchor product, enables sending and signing of agreements on a wide variety of devices, from virtually anywhere in the world, securely. We offer multiple editions and add-ons that can be combined to fit the needs of different organizational sizes, industries and regions.
•CLM orchestrates workflows across the entire agreement process. It provides organizations the flexibility to automate complex processes for generating, negotiating, and storing agreements, as well as the ability to leverage AI-powered contract analytics to discover risks and opportunities hidden within agreements. We offer multiple editions of CLM, each tailored to meet the needs of customers with different organizational sizes and contracting complexity.
•Gen for Salesforce allows sales representatives to automatically generate polished, customizable agreements with a few clicks from within Salesforce, and is optimized for small to mid-sized businesses who value a simplified solution that is easy to install and maintain.
•Document Generation streamlines the process of generating new, custom agreements. It allows customers to build and maintain templates to generate custom, accurate and professional-looking agreements quickly by using a centralized template hub, an intuitive template builder, and dynamic merge fields and tables.
•Identify is a family of enhanced signer-identification options, such as for checking government-issued IDs.
•Standards-Based Signatures (“SBS”) support electronic signatures that utilize digital certificates, including those specified in the EU’s eIDAS regulations for advanced and qualified electronic signatures (also known as digital signatures).
•Monitor uses advanced analytics to track DocuSign eSignature web, mobile and API account activity across the customer’s organization to provide near real-time visibility and strengthen security.
•Notary combines our eSignature and ID verification tools to enable notaries public to conduct remote online notarization (“RON”) transactions. Notary is Mortgage Industry Standards Maintenance Organization Certified for RON transactions.
•Web Forms accelerate contract drafting time by providing DocuSign customers with interactive web forms to quickly draft agreements using pre-populated data from completed forms or external systems via APIs.

Our industry-specific DocuSign offerings include:
•Real Estate: Rooms for Real Estate provides a way for real estate brokers, agents and customers to manage the entire real estate transaction digitally. It enables the creation and editing of documents; custom approval processes and workflows for sharing and signing those documents; integration with zipForm and other providers to simplify the completion of paperless forms; and an API to ensure easy connection with Customer Relationship Management (“CRM”) systems, accounting software and other real estate related systems.
•U.S. Federal, State and Local Government customers: For federal civilian agency customers, DocuSign maintains a Federal Risk and Authorization Management Program (“FedRAMP”) Impact Level Moderate environment for eSignature and CLM commercial products, running within dedicated data centers and system boundaries that offer heightened security in the storage, transmission and encryption of data. For U.S. Department of Defense (“DoD”) customers, DocuSign maintains an Impact Level-4 authorization for eSignature and CLM, having demonstrated our ability to meet DoD’s rigorous security requirements for storing and handling controlled unclassified information.
•Health and Life Sciences: Modules for 21 CFR Part 11 are add-ons for eSignature that support compliance with the electronic signature practices established by the U.S. Food and Drug Administration’s 21 CFR Part 11 regulations.

Different pricing structures apply to different products. For example, we price our eSignature subscriptions based on the functionality required by our customers and the quantity of Envelopes provisioned. Similar to how physical agreements were mailed for signature in paper envelopes historically, we refer to an Envelope as a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, such as buying a home, multiple Envelopes could be used.
DocuSign, Inc.| 2024 Form 10-K | 7

Our Technology, Infrastructure and Operations

Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our product offerings. We focus on innovation in global security and privacy management, high availability, enterprise-class manageability, extensible identity proofing, digital transaction processing and integration into companies' systems and workflows. This infrastructure supports over one billion people and 1.5 million customers, including some of the world’s largest companies, and underpins our product offerings.

Our operations are based on stringent global industry security standards and we maintain compliance with ISO27K, PCI, and SSAE 18 standards. For example, our eSignature and CLM products are FedRAMP-authorized, which means they operate in an environment that meets 325 National Institute of Standards and Technology (“NIST”) Special Publication 800-53 (“NIST 800-53) security and privacy controls. In addition, we offer a range of options for authenticating users and proving their identities and have a robust digital transaction processing platform that captures signatures and tags. DocuSign is a Trust Service Provider (“TSP”) in the EU. As a TSP, DocuSign France provides qualified electronic signatures, qualified time stamps, advanced electronic signatures, and advanced seals recognized by all EU member states. DocuSign France is listed as a qualified TSP in the Trusted List managed by the French IT Security Agency, ANSSI.

Our flagship eSignature product is designed as an always-on, geographically redundant and distributed cloud solution that runs in SSAE 18 audited data centers in the U.S. and EU. Recognizing that our customers often depend on DocuSign for their day-to-day operations, we have provided best-in-class availability, with over 99.9% eSignature availability to our customers and users over the past 12 months. Our company operates co-location data centers in several locations and we also leverage public cloud infrastructure for an increasing number of services. Companies can also integrate DocuSign into their systems and workflows using one of more than 900 active partner integrations.

Research and Development

Since inception, we have invested in research and development (“R&D”) to innovate our product offerings, including the world’s leading electronic signature solution. Our product and engineering team is responsible for the design, development, testing and certification of our products.

Our Customers

As of January 31, 2024, we had over 1.5 million paying customers globally, serving the needs of some of the largest enterprises and governmental organizations down to sole proprietors and individual end users. No single customer accounted for more than 10% of our revenues in fiscal 2024.

Sales, Marketing and Customer Success

Our sales and marketing teams are focused on driving adoption and expanded use of DocuSign’s products by customers and prospects across the globe. We benefit greatly from our strong brand recognition given our association with positive signing moments in people’s lives—such as accepting a job or buying a house—which can influence the adoption of our solutions at their companies. Given that our offerings are designed to solve the needs of organizations of all sizes and across all industries and geographies, we sell to customer bases ranging from global enterprises to sole proprietors. Our go-to-market strategy leverages our direct sales force, digital motions, and partnerships to sell to enterprises and commercial businesses, and our digital self-service channel to sell primarily to VSBs, which is the most cost-effective way to reach our smallest customers. We also employ tailored go-to-market strategies by industry verticals. We focus on bringing value to every function inside those verticals.

Sales

Our go-to-market model involves a combination of direct sales, partner-assisted sales, and digital self-service purchasing:

Direct Sales: We sell subscriptions primarily through our direct sales force across our field offices around the world. Our account executives and account managers focus on new and existing enterprise and commercial customers. Our direct sales team focuses on companies looking to streamline front office operations (e.g., sales, services or marketing) and back office operations (e.g., human resources, procurement, finance, or legal). By expanding within an organization, we believe we can generate large amounts of incremental revenue through the addition of new users and Envelopes, plan upgrades, expansions, and additional offerings to other functions or business units.
DocuSign, Inc.| 2024 Form 10-K | 8

Partner-assisted Sales:
▪Global partners: We have partnerships with some of the world’s foremost technology providers including Google, Microsoft, Oracle, Salesforce, SAP, and ServiceNow—that help us sell into a far greater number of accounts than we could do alone. These partnerships are multi-dimensional and involve joint investments, technology integrations, co-marketing agreements, membership in partner programs, and go-to-market commitments.
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
▪Distributors and resellers: As part of our evolving go-to-market strategy, we have distribution partnerships with global industry leaders like Ingram Micro enabling us to reach tens of thousands of resellers. We also have partnerships with solution providers such as Deutsche Telekom and others that have expertise in specific vertical and regional markets, enabling us to add further value directly to those markets.
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

In addition to account-based marketing aimed directly at our high-value customers and industry-specific marketing by our industry vertical teams, we also deploy a range of other marketing strategies and tactics across the globe. These include broader digital demand generation campaigns; corporate communications and analyst relations; first-party events, such as our annual set of roadshows gathering customers, prospects, developers and partners; participation in third-party events, such as Salesforce’s Dreamforce; comprehensive customer evidence and advocacy programs; developer relations programs; cooperative marketing with strategic partners; and a comprehensive webinar series, among many other things. We also believe the ability for prospects to easily try eSignature from our website or when interacting with our product creates awareness that extends beyond the acquisition of new VSB customers.

Customer Success & Customer Support

We believe that our Customer Success and Customer Support efforts are critical to retaining and expanding our customer base.

Customer Success helps onboard customers by designing, integrating, training, and deploying solutions that meet their needs. Our solutions engineers and technical experts can also design tailored solutions to help customers improve workflow and automate business processes. Once customers are onboarded, Customer Success continues to guide them through their DocuSign journeys using motions such as health checks, account planning and renewal management.

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

DocuSign, Inc.| 2024 Form 10-K | 9

Human Capital Management

At DocuSign, we foster an inclusive culture that celebrates and harnesses the strength of diversity, recognizing that every individual brings unique perspectives and experiences to the table. Our values are reflected in six pillars:
•Trust: We are honest, ethical, and transparent with each other, our customers, and our partners. We operate with integrity, empathy, and respect;
•Customer Focus: We are customer-centric, everything we do begins and ends with creating seamless experiences that drive customer value;
•Simplicity: We aspire to delight our customers and eliminate complexity. We are easy to work with and eliminate friction;
•Innovation: We foster a culture of creativity, experimentation, and continuous improvement as we pioneer the way the world agrees;
•Unity: We are inclusive and share common values. We debate and commit to executing decisions with agility and speed, working together in service of our shared mission;
•Sustainability: We use technology and drive awareness that can make the world healthier and more sustainable.
In addition, our mission is to redefine how the world comes together and agrees. We are committed to delivering against these values for our employees, customers and the communities in which we live and work. We have several initiatives and strategies in place that reflect this commitment to our core values and to our employees.

We are a global organization with an increasingly international footprint. As we continue to grow in new markets, we anticipate continuing to recruit in new geographies. As of January 31, 2024, we had 6,840 employees, of which approximately 52% were in sales, marketing and customer success, 30% in engineering, product development and customer operations, and 18% in general and administrative. We had approximately 67% of our employees based in the U.S. and the remainder in international locations. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages. We consider our relations with our employees to be positive, and we measure employee satisfaction through bi-annual engagement surveys.

Talent and Career Development

We empower our people to constantly learn, develop, and contribute to their full potential. We value and embrace ideas, encouraging innovation and creativity at every level, while staying true to our mission and core values to drive positive change in everything we do. We offer a number of resources to eligible employees to help engage and develop our employees including career development coursework, frameworks and education assistance.

DocuSign is recognized as a company where employees can develop their careers. During fiscal 2024, we were recognized as one of Newsweek’s Greatest Workplaces for Women in America 2023, as well as one of the Most Trustworthy Companies in America 2023.

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

Diversity, Equity and Inclusion

We believe that having diverse teams working in an inclusive environment will help us achieve better business results — across product innovation, customer experience and employee success.

DocuSign, Inc.| 2024 Form 10-K | 10

The key pillars to our diversity, equity and inclusion (“DEI”) strategy include:
•Accountability: Senior leader accountability and engagement with DEI is key to operationalizing the work globally. This is driven through the existence of DEI plans for every business function and owned by each member of the Executive Leadership Team.
•Transparency: We publish employee diversity information by gender and race/ethnicity on our website to promote accountability and underscore our commitment to diversity. In September 2023, we launched our first internal DEI and Experience report, which highlighted our three-pronged approach to DEI (A.I.M. - Act, Include, Mobilize), workforce and workplace milestones towards progress-representation and workplace inclusion, areas of continued focus, review of external partnerships and internal programs, spotlight our Employee Resource Groups (“ERGs”) and share what is next in our journey towards an inclusive and diverse DocuSign that fosters equitable experiences for all.
•Pipeline: We seek to increase the diversity of individual candidates applying to help us develop our products and our business.
•Candidate Experience: We have developed specialized interview training in which employees learn how to interrupt bias and understand the importance of building diverse candidate slates and interviewer panels.
•Education: Through management training, speaker series, and online learning, we are actively raising awareness, cultivating an inclusive culture, and building practical skills for mitigating bias.
•Community: DocuSign’s ERGs serve as culture carriers and provide employees a way for colleagues to connect, network and build cross team collaboration. Through our ERG program, employees are able to participate in external recruitment events to diversify our pipeline, personal and professional learning and development and give back to the community through volunteering, donation drives and awareness campaigns.

Engagement with our Communities

DocuSign is dedicated to corporate responsibility and putting our values into action. We believe that this engagement with our communities is an important aspect of our company culture and brings long-term value to our stockholders, while making the world a better place. With DocuSign IMPACT, we are committed to harnessing the power of DocuSign's people, products, and profits to make a difference in the global communities where our employees and customers live and work. In 2018, we committed to donating at least $30 million in cash or stock to DocuSign IMPACT over the next 10 years. In addition, the use of our products is associated with decreased paper use for our customers and we specifically donate to forest-protection and other environmental impact causes. Since we launched DocuSign for Forests in 2019, we have donated over $2.8 million to date to organizations doing critical work to preserve the world’s forests.

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

Our Competition

Our primary global competitor for eSignature is currently Adobe, which offers an electronic signature solution known as Adobe Acrobat Sign as well as other global software companies that have or may elect to include an electronic signature capability in their products. We also face competition from a select number of vendors that focus on specific industries, geographies, or product areas such as contract lifecycle management and advanced contract analytics.

We believe the principal factors that drive competition between vendors in the future will include:
•breadth and depth of innovative product functionality (including proprietary product differentiators);
•breadth and depth of integrations with the applications and systems customers already use;
•availability and reliability;
•security;
•ease of use and deployment;
DocuSign, Inc.| 2024 Form 10-K | 11

•brand awareness and reputation;
•unit costs and total cost of ownership;
•level of customer satisfaction; and
•ability to address legal, regulatory, and cultural matters associated with e-signature across jurisdictions.

We believe that we generally compete favorably on the basis of the factors listed above.

Intellectual Property

We own and develop significant intellectual property (“IP”) and related IP rights around the world that support our products, services, R&D, and other activities and assets. Our IP portfolio includes patents, copyrights, trade secrets, trademarks, and other rights. We actively seek to protect our global IP rights and to deter unauthorized use of our IP and other assets. We have obtained patents in the U.S. and other countries. As we expand our product offerings into new areas, we also seek to extend our patent coverage to such products. In addition to developing patents based on our own R&D efforts, we may purchase or license patents from third parties.

The software that we embed within our products, as well as software that we distribute, also is entitled to copyright and other IP protection. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

In addition, we seek to protect our IP rights by requiring our employees, independent contractors, and business partners involved in development of IP on our behalf to enter into agreements acknowledging that all works or other IP generated or conceived by them on our behalf are our property, and assigning to us any rights, including IP rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

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
DocuSign, Inc.| 2024 Form 10-K | 12

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
•The implementation of AI in our business and challenges with properly governing its use.

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

DocuSign, Inc.| 2024 Form 10-K | 13

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all the other information in this Annual Report on Form 10-K, including in the preceding Risk Factors Summary, and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Business and Industry Risks

We derive a majority of our revenue from our eSignature product, and slower or declining adoption of our eSignature product, without a corresponding increase in the use of our other products and solutions, could cause our operating results to suffer.

Sales of subscriptions to our eSignature product account for substantially all of our subscription revenue and are the source of substantially all of our professional services revenue. Although we continue to add to our suite of products and solutions for automating the agreement process, we expect that we will be substantially dependent on our eSignature product to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:

▪any decline in demand for our eSignature product;
▪the failure of our eSignature product to maintain market acceptance;
▪the market for electronic signatures failing to grow, or growing more slowly than we expect;
▪new products and technologies from our competitors that replace or represent an improvement over our eSignature product;
▪new technological innovations or standards that our eSignature product does not address;
▪changes in regulations;
▪sensitivity to our current or future pricing;
▪our inability to release enhanced versions of our eSignature product on a timely basis; and
▪macro- and micro-economic factors, including inflation, volatile interest rates, increased debt and equity market volatility, actual or perceived instability in the global banking sector, and the impact of regional or global conflicts or other public health crises.

We have experienced, and may continue to experience, declines and fluctuations in the demand for our eSignature product due to a number of factors, including changing patterns of customer adoption and retention, shifts in customer spending levels, a highly competitive market, and general economic and global market conditions. We will need to maintain or increase sales of subscriptions to our eSignature product, in addition to increasing the usage and adoption of our other product offerings, in order to support our growth and operating objectives. If customer adoption and expansion of our eSignature product falls below our expectations, our business, financial condition, and operating results would be adversely affected.

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

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users with our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic and global market conditions, including as a result of inflation, volatile interest rates,
DocuSign, Inc.| 2024 Form 10-K | 14

actual or perceived instability in the global banking sector, increased debt and equity market volatility and the impact of regional or global conflicts or other public health crises. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

The market in which we participate is evolving and highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.

Our products and solutions address a market that is evolving and highly competitive. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. We intend to continue to expand our sales efforts internationally, where many countries may have less familiarity with and acceptance of e-signature products. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers and international customers, about the uses and benefits of our products and solutions. Additionally, we face competition from different companies depending on the product or solution. For example, our primary global e-signature competitor is currently Adobe Sign. We also face competition from a select number of vendors that focus on specific industries, geographies or product areas such as contract lifecycle management and advanced contract analytics. As we attempt to sell our products and solutions to new and existing customers, we must convince them that our products and solutions are superior to the solutions that their organizations have used in the past.

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

Our operations involve the storage and transmission of customer data, personal data and other sensitive information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships, as well as a wide variety of our own internal company, partner and employee information. Our employees, service providers and third parties often work on a remote or hybrid arrangement basis, which may involve relying on less secure systems and may increase the risk of cybersecurity related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures as those deployed in our physical offices. We also rely on third-party and public-cloud infrastructure, and we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data. Our ability to monitor our third-party service providers’ data security is limited and any breach of our providers’ security measures may result in unauthorized access to, or misuse, loss or destruction of, our and our customers’ data.

While we have security measures in place designed to protect our production and development environment and other systems, maintain the integrity of customer, company, partner and employee information, and prevent data loss, misappropriation and other security breaches and incidents, we have faced security incidents in the past that did not have a material impact on our operations. In these cases, upon detection, we took prompt action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies. These efforts may not completely eliminate potential risks from such incidents. Furthermore, there can be no assurance that there will be no impact to our operations from these or similar incidents in the future. Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business.

DocuSign, Inc.| 2024 Form 10-K | 15

Like other organizations providing valuable technology and services, we are subject to increasing cyberattacks from malicious third parties using a wide variety of tactics. The frequency and sophistication of such threats continues to increase and often becomes further heightened in connection with geopolitical tensions. In addition, we face increased risk to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers. Advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks and other methods including credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms), and many other techniques that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments and identity theft. If bad actors gain improper access to our systems or databases or those of our partners, service providers, and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom.

If our security measures, or the security measures of our partners, service providers, or customers, are compromised, our reputation could be damaged, our ability to attract and retain customers could be adversely affected, we could be subject to negative publicity, increased costs to remedy any problems and otherwise respond to any incident, monetary and other losses for us or our customers, identity theft for our customers, the inability to expand our business, additional scrutiny, restrictions, fines or penalties from regulatory or governmental authorities, loss of customers and customer confidence in our services, ongoing regulatory oversight, assessments and audits, exposure to civil litigation, and/or a breach of our contracts with third parties, all of which could expose us to significant liability and harm our business, financial condition, and operating results.

Despite significant efforts to identify vulnerabilities and create security barriers to such threats, it is virtually impossible for us, our service providers, our partners and our customers to entirely mitigate these risks. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs, investigating and remediating any information security vulnerabilities, complying with data breach notification obligations and applicable laws, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition, and operating results. In July 2023, the Securities and Exchange Commission (the “SEC”) also adopted a new cybersecurity rule (effective in December 2023) requiring companies subject to SEC reporting requirements to formally report material cyber security incidents, where failure to report may result in the SEC imposing injunctions, fines and other penalties. Additionally, there can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate in the event of a security breach or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

We also cannot be sure that our existing general liability insurance coverage, our cybersecurity coverage, and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that insurers will not deny coverage as to any future claim. Security breaches may result in increased costs for such insurance as well. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or coinsurance requirements, could have an adverse effect on our business, operating results and financial condition.

We obtain and process a large amount of sensitive customer data. Any actual or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.

We receive, store and process personal information and other data from and about our customers, employees, partners and service providers. In addition, customers use our products and solutions to obtain and store personal information, health information (including protected health information) and personal financial information. Our handling of data is thus subject to a variety of laws and regulations around the world, including regulation by various government agencies, such as the respective Data Protection Authorities of the United Kingdom and other EU member states who enforce the General Data Protection Regulation, the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Health and Human Services Office for Civil Rights (the “OCR”), the California Privacy Protection Agency, and other various state, local and foreign agencies and other authorities, such as each U.S. state’s attorney general. Our data handling also is subject to contractual obligations and industry standards.

We have internal and publicly posted policies, notices, and other related documentation regarding our collection, data categorization or identification, processing, use, disclosure, deletion and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy notices and other related documentation that provide commitments about data privacy and security can subject us to potential actions if they are found to be non-compliant, deceptive, unfair, or otherwise
DocuSign, Inc.| 2024 Form 10-K | 16

misrepresent our actual practices, which could materially and adversely affect our business, financial condition and results of operations.

We are subject to various evolving laws and regulations governing our use of our business data. For more information on these laws and regulations, see the risk factor “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations, in particular those related to privacy and data protection, could also result in additional costs and liabilities to us or inhibit sales of our software.” If we are not able to comply with these laws or regulations or if we become liable under these evolving laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, operating results and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

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
▪negative customer perception of our sales-directed strategies, including the pricing of new products or enhancements; and
▪introduction or anticipated introduction of competing products by our competitors.

For example, we have made, and intend to continue making, significant investments in developing products that incorporate AI, and while we believe that such new products will drive future growth of our business, the development of such new features involves significant risks and costs, and there is no guarantee that any such offerings will ultimately be successful. If the release of these or other new and enhanced products, solutions or functionalities do not meet customer needs or if our customers do not accept them, our business, operating results and financial condition would be harmed. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred.

Our prior rapid growth may not be indicative of our future growth.

Our revenue grew from $2.5 billion in the fiscal year ended January 31, 2023 to $2.8 billion in the fiscal year ended January 31, 2024. We expect that, in the future, as our revenue increases, our revenue growth rate could decline as the scale of our business increases.

DocuSign, Inc.| 2024 Form 10-K | 17

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
▪expand our product offerings for our customers, including our ability to successfully implement such product offerings and ensure successful adoption of new or enhanced product offerings by our customers;
▪effectively implement our sales strategies, including the expansion of self-serve capabilities;
▪continue to introduce our products and solutions to new markets outside of the U.S.;
▪mitigate and effectively manage the increased pace of the digital transformation of business and the costs of monitoring and complying with evolving governmental mandates;
▪hire, retain, train, and integrate our employee base including our sales force, customer success, research and development teams and key employees;
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
DocuSign, Inc.| 2024 Form 10-K | 18

delays in performance of our products and solutions could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve our customers from third-party data center hosting facilities and cloud service providers. Our customers need to be able to access our products at any time, without interruption or degradation of performance. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. As a result, we depend, in part, on our providers’ ability to protect our service supply chain against damage or interruption, including from natural disasters, regional or global conflicts, power or telecommunications failures, criminal acts and similar events. In the event that our data center and service arrangements are terminated, or if there are any lapses of service or damage to a data center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our disaster recovery planning may not account for all eventualities and our business could be harmed.

In addition to third-party data centers and cloud service providers, we also rely on our own technical operations infrastructure to support and serve our increasing customer base. We must maintain sufficient excess capacity in our operations infrastructure to ensure that our products and solutions are accessible within an acceptable load time. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our products and solutions. Any interruptions or delays in our service, whether or not caused by our products, whether as a result of third-party error, our own error, natural disasters and the effects of climate change, operational disruptions related to labor shortages, public health crises, or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.

We rely on the performance of highly skilled personnel, including our management and other key employees, and failing to attract, integrate, or retain such employees could harm our business.

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. In the last 12 months, there have been significant changes to our senior leadership team. For example, in June 2023, Cynthia Gaylor, our Chief Financial Officer, resigned from the Company and Blake Grayson was appointed as our new Chief Financial Officer, and in January 2024, Inhi Cho Suh, our President, Product and Engineering, departed the Company.

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

Our future success, and our ability to achieve our operational and business objectives, depends in large part on the successful recruitment, integration and continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are essential to the development of our technology, platform, future vision, and strategic direction. Our senior management and key employees are employed on an at-will basis, meaning that we may terminate their employment at any time, with or without cause, and they may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, integrate, retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed. For example, in September 2022, in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we authorized a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 9%. The execution of this restructuring plan was substantially completed at the end of fiscal 2023. Additionally, in February 2023, in an effort to support our growth, scale and profitability objectives, we authorized an additional restructuring plan, which included a restructuring and reduction of the current workforce by approximately 10%. The execution of this restructuring plan was substantially completed at the end of the second quarter of fiscal 2024. Further, in February 2024, in an effort to strengthen and support our financial and operational efficiency while continuing to invest in product and related initiatives, we authorized an additional restructuring plan, which included a restructuring and reduction of the current workforce by approximately 6%. We expect this restructuring plan to be completed during
DocuSign, Inc.| 2024 Form 10-K | 19

the first and second quarters of fiscal 2025. These restructuring plans could negatively impact our ability to attract, integrate, retain and motivate key employees.

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

We sell to U.S. federal, state and local, as well as foreign, government agencies and public sector customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks, including those related to our status as a service provider to U.S. state and federal governmental agencies. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense to meet unique compliance requirements, some of which may be statutory or regulatory, without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict. Further, government compliance requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Failure to meet government contract compliance obligations can create the risk of statutory penalties as well as standard breach of contract risk. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of macro-economic factors, including inflation, volatile interest rates, a potential U.S. government shutdown, actual or perceived instability in the global banking sector, regional or global conflicts and public health crises, may adversely affect public sector demand for our products and solutions.

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

DocuSign, Inc.| 2024 Form 10-K | 20

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
DocuSign, Inc.| 2024 Form 10-K | 21

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

For example, in fiscal 2023, we launched a new enterprise resource planning (“ERP”) system, which is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. ERP system implementations are complex projects that require significant investment of capital and human resources, the reengineering of many business processes and the attention of many employees who would otherwise be focused on other aspects of our business. Our failure to improve our systems and processes or their failure to operate in the intended manner, could harm our business, financial condition, and operating results. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For more information on reductions in force, see the risk factor above “We rely on the performance of highly skilled personnel, including our management and other key employees, and failing to attract, integrate, or retain such employees could harm our business.” If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

If our products and solutions fail to perform properly and if we fail to develop enhancements to resolve any defect or other problems, we could lose customers or become subject to service performance or warranty claims and our market share could decline.

Our operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure in order to maintain the performance of our products and solutions. The applications underlying our products and solutions are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and solutions and may discover additional defects in the future that could result in data unavailability or unauthorized access or other harm to, or loss or corruption of, our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to reasonably anticipate and correct defects or errors before implementing our products and solutions. Consequently, we or our customers may discover defects or errors after our products and solutions have been employed. If we fail to perform
DocuSign, Inc.| 2024 Form 10-K | 22

timely maintenance or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect to not renew their subscriptions, delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties, and potential customers may not adopt our products and solutions and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and solutions may be substantial and could adversely affect our operating results.

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

▪general economic, market and industry conditions, including resulting from regional or global conflicts and as a result of inflation, volatile interest rates, actual or perceived instability in the global banking sector and increased debt and equity market volatility;
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
DocuSign, Inc.| 2024 Form 10-K | 23

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
▪economic conditions, including due to inflation, volatile interest rates, a potential U.S. government shutdown, increased debt and equity market volatility, and other factors impacting customer budgets;
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

DocuSign, Inc.| 2024 Form 10-K | 24

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

We generated net income of $74.0 million in the year ended January 31, 2024 and a net loss of $97.5 million and $70.0 million in the years ended January 31, 2023 and 2022, respectively. As of January 31, 2024, we had an accumulated deficit of $1.7 billion.

We will need to continue to generate and sustain increased revenue levels in future periods to become or remain profitable and, even in periods in which we generate net income, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant expenses to support growth, further develop and enhance our products and solutions, expand our infrastructure and technology, incentivize and enable our sales organization and marketing activities, and grow our international operations and customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this “Risk Factors” section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve or sustain profitability in the future, the value of our business and common stock may significantly decrease.

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2024, 2023, and 2022 total revenue generated from customers outside the U.S. was 26%, 25%, and 23% of our total revenue. As of January 31, 2024, we have offices in 12 countries and approximately 33% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
DocuSign, Inc.| 2024 Form 10-K | 25

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
▪adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash; and
▪exposure to regional or global public health issues, and to travel restrictions and other measures undertaken by governments in response to such issues.

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

DocuSign, Inc.| 2024 Form 10-K | 26

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of January 31, 2024, we had available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments are sufficient to fund our current operating expenses and capital expenditure requirements based on historical forecasts. We have based this assessment on assumptions that may prove to be wrong, and it is possible that we could use our capital resources sooner than we currently expect. This estimate does not reflect the possibility that we may not be able to access a material portion of our existing cash, cash equivalents and investments due to market conditions. For example, if banks or financial institutions wind down and liquidate, enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

We have in the past incurred substantial indebtedness and may in the future incur substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, which may adversely affect our operations and financial results.

As of January 31, 2024, we had available borrowing capacity of $500.0 million under our credit facility. If we decide to borrow a portion or the full amount under our credit facility, such indebtedness may:

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
▪place us at a competitive disadvantage compared to our less leveraged competitors; and
▪increase our vulnerability to the impact of adverse economic and industry conditions, including inflation and volatile interest rates, and actual or perceived instability in the global banking sector.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of January 31, 2024, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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
DocuSign, Inc.| 2024 Form 10-K | 27

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

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the U.S., which could adversely affect our operating results. In addition, an increasing portion of our operating revenues and operating expenses is earned or incurred outside of the U.S., and an increasing portion of our assets is held outside of the U.S. These operating revenues, expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully manage, or to implement strategies to manage, against the risks associated with currency fluctuations, our operating results could be adversely affected.

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

▪The Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm-Leach-Bliley Act, and state laws relating to privacy and data security.

▪Additionally, the FTC and many U.S. state attorney generals are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of personal information. For example, California has enacted the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), that subjects businesses to new regulations promulgated through a recently created enforcement agency called the California Privacy Protection Agency.
DocuSign, Inc.| 2024 Form 10-K | 28

Other states have passed comparable legislation, and some may pass similar legislation with potentially greater penalties, and more rigorous compliance requirements relevant to our business.

▪The Health Insurance Portability and Accountability Act (“HIPAA”) in the U.S. (as amended and supplemented by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”)), and even more stringent state health information privacy laws, impose mandatory contractual terms and other obligations with respect to safeguarding the privacy, security and transmission of protected health information and de-identified health information. We may function as a HIPAA business associate for certain of our customers and, as such, are subject to applicable privacy and data security requirements. Failure to comply with applicable HIPAA requirements can result in significant civil monetary penalties and, in certain circumstances, criminal penalties and fines.

Additionally, we are subject to various other laws and regulations affecting our business. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require mandatory disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy and governance. In March 2024, the SEC also adopted amendments that will require us to disclose certain climate-related information in our annual reports beginning with our annual report covering fiscal year ended January 31, 2026. Additionally, California recently adopted the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, each of which mandate certain climate-related public disclosure requirements.

We expect that new laws, regulations and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, electronic signatures, consumer communications and information security in the U.S., the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. For example, changes in the regulatory landscape relating to new and evolving technologies, such as generative AI, and future restrictions on the collection, use, sharing or disclosure of data, or additional requirements for the express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our products and solutions, possibly in a material manner, and could limit our ability to develop new functionality. Any actual or perceived failure to comply with these or other laws or regulations could harm our business, and result in legal liability, regulatory action, or brand and reputational harm.

Complying with laws and regulations related to privacy and data protection could result in additional costs and liabilities to us or inhibit sales of our software.

Internationally, many countries have established their own data privacy and security legal framework with which we, our customers and partners may need to comply. For example, in Europe, the General Data Protection Regulation (the “GDPR”) has been enacted as national legislation for respective member states and contains robust obligations on data controllers and processors and fulsome documentation requirements for data protection compliance programs by companies. As a result of our presence in Europe and the United Kingdom (“UK”) and our products and services being offered in the EU and the UK, we are subject to the GDPR, UK GDPR, the UK Data Protection Act 2018, and other similar regional European data protection regulations, all of which impose stringent data protection and cybersecurity requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. We are also certified as a Privacy Rights Processor under the Asia-Pacific Economic Cooperation. A breach of the GDPR, UK GDPR or other such data protection regulations, could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). Such penalties, which may include fines up to the greater of €20 million (£17.5 million) or 4% of global turnover, are in addition to any civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Additionally, both the GDPR and UK GDPR impose strict rules on the transfer of personal data out of the EU and the UK to a “third country,” or a country whose laws do not ensure an adequate level of data protection safeguards (such as the U.S.). These obligations may evolve, be interpreted or applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. For example, in June 2023, the European Commission adopted an adequacy decision (“UK Adequacy Decision”) which facilitates personal data sharing from the European Economic Area (“EEA”) to the UK without the need for additional data protection safeguards. The UK Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the UK continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the UK deviates from the level of protection presently in place. If this adequacy decision is reversed by the European Commission, it would require that companies implement protection measures such as the approved Standard Contractual Clauses for data transfers between the EU and the UK.
DocuSign, Inc.| 2024 Form 10-K | 29

Legal developments in Europe continue to evolve, creating complexity and uncertainty regarding transfers of personal data from the EU and the UK to the U.S. On June 4, 2021, the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect. The UK Information Commissioner’s Office of the Data Protection Authority published the UK version of the Standard Contractual Clauses, and by March 2024, we will be required to use and honor these clauses for transfers of UK residents’ personal data to a foreign country that does not have adequate data protection. On July 10, 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework (a new cooperative effort between U.S. and European officials to overcome the security issues raised by the EU-U.S. Privacy Shield regarding personal transfers from the EU to the U.S.). In October 2023, the UK ICO adopted the UK-U.S. data bridge to allow self-certifying companies to effect personal data transfers from the UK to the U.S. without additional safeguards. This new Data Privacy Framework could be subject to legal challenge in front of the Court of Justice of the European Union, which had previously invalidated the Privacy Shield. We currently utilize respective Binding Corporate Rules and Standard Contractual Clauses as the approved data transfer mechanisms by the EU Commission for corresponding applicable data transfer activity. While we do not anticipate any immediate changes in our current operations, we will continue to monitor these legal developments.

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
DocuSign, Inc.| 2024 Form 10-K | 30

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect and enforce these rights, including through litigation. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and solutions, impair the functionality of our products and solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products and solutions or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be less effective. If we fail to adequately protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

Many of our customers deploy our products and solutions globally, and our products and solutions must comply with certain legal and regulatory requirements in varying countries. If our products and solutions fail to meet these requirements, we could incur significant liabilities and our financial condition may suffer.

Many customers use our products and solutions globally to comply with safe harbors and other legislation in the countries in which they transact business. For example, some of our customers rely on government authorizations we maintain, such as FedRAMP in the U.S, or certifications such as our qualification as a Trust Service Provider under eIDAS in the EU to help satisfy their own legal and regulatory compliance requirements. If a court or regulatory body determines that our products and solutions are inadequate to meet these requirements, documents executed through our products and solutions could, in some instances, be rendered unenforceable, resulting in potential loss of customers, liability under customer contracts, and brand and reputational damage.

We use AI in our business, and challenges with properly governing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We currently use AI-powered tools and services as part of operating our business, and also incorporate AI features and applications into our products and solutions and are making further investments in expanding AI capabilities in our products and solutions. AI technologies can be complex and are presently rapidly evolving, and while we believe that product features powered by next generation AI technologies, such as generative AI, will help drive the future growth of our business, there is no guarantee that such new product features will ultimately be successful, and our competitors and other third parties may incorporate AI into their products more quickly or more successfully than us, all of which could impair our ability to compete effectively and may adversely affect our results of operations. This use of AI in our products and solutions may present new and evolving challenges, including reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

DocuSign, Inc.| 2024 Form 10-K | 31

The development and use of AI features and applications present various intellectual property, data privacy, security and reliability risks that may impact our business. We may choose to significantly invest in the development and maintenance of proprietary datasets and training models, and development of appropriate protections, safeguards, and policies for handling the processing of data with our AI features and applications, which may be costly, subject us to legal liability, and negatively impact our business, financial condition, and results of operations.

Existing laws and regulations may be interpreted, or new laws and regulations regarding AI may be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the European Parliament, the European Commission and Council reached a political agreement on December 8, 2023, regarding the EU Artificial Intelligence Act that, once finalized and entered into force, would prohibit certain AI applications and systems with unacceptable risk and impose additional requirements on the use of other high-risk or limited-risk AI applications or systems. Intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. For example, the U.S. Federal Trade Commission initiated multiple AI-related inquiries in 2023 and 2024 and sent requests to technology companies, including DocuSign, seeking additional information about their AI usage and policies. The rapid evolution of AI technologies will require significant resources in research and development in order to develop, test and maintain our platform and products to minimize any potential harmful impact on our business, financial condition, and results of operations.

The continued use in our business and incorporation of AI-powered features and applications into our products and solutions may subject us to new and evolving regulatory scrutiny, litigation, social or ethical concerns, or other risks that could harm our business, reputation, brand, and our results of operations. For example, if the content, analyses, or recommendations arising from our AI product offerings are, or are alleged to be, inaccurate, deficient, offensive, or biased, or if they have a perceived or actual negative impact on human rights, privacy rights, employment, or in other social contexts, we may experience brand and reputational harm or legal liability, and our business, financial condition, and results of operations may be adversely affected. Additionally, AI technology may involve significant technical complexity, which will require specialized expertise and may increase compensation-related expenses. Competition for specialized personnel in the AI industry is intense, and failing to attract, integrate, or retain such specialized expertise in AI could adversely affect our business and results of operations.

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
DocuSign, Inc.| 2024 Form 10-K | 32

indemnification claim brought by our customers could result in damage to our reputation and harm our business and operating results.

Changes in tax laws, rulings and interpretations may subject us to potential adverse tax consequences, which could negatively affect our financial position and results of operations.

We operate globally and are subject to taxes in the U.S. and numerous other jurisdictions throughout the world, and the tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. The U.S., other jurisdictions or governmental bodies, such as the European Commission of the European Union, and intergovernmental economic organizations, such as the Organization for Economic Cooperation and Development, have made or could make unprecedented assertions about how taxation is determined and, in some cases, have proposed or enacted new laws that are contrary to the way in which rules and regulations have historically been interpreted and applied.

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
DocuSign, Inc.| 2024 Form 10-K | 33

decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities or shareholder litigation.

In addition, as we continue to scale and improve our operations, including our internal systems and processes, we currently utilize, and in the future may seek to implement, a variety of critical systems, such as billing, human resource, financial reporting and accounting systems. The implementation and transition to any new critical system, such as the ERP system we implemented in 2023, may be disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations and result in compromised internal reporting and processes. Moreover, since most of our employees (including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting) are working and are expected to continue to work for the near term, in either a fully remote or a hybrid environment, risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment or distribution of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. Additionally, sanctions regimes are rapidly changing as a result of regional or global conflicts. While we take precautions to prevent our products and solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

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

Foreign governments also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted, and may in the future enact, sanctions and laws that could limit our ability to distribute our products and solutions or could limit our end-customers’ ability to implement our products and solutions in those countries. Changes in our products and solutions or future changes in export and import regulations may create delays in the introduction of our products and solutions in international markets, prevent our end-customers with international operations from deploying our products and solutions globally or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products and solutions by, or in our decreased ability to export or sell our products and solutions to, existing or potential end-customers with international operations. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would adversely affect our business, operating results and prospects.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. As we increase our international sales and business and sales to the public sector internationally, we may engage with business partners and third-party intermediaries to market our products and solutions and to obtain necessary permits,
DocuSign, Inc.| 2024 Form 10-K | 34

licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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
▪rumors and market speculation made by external parties that involve us or other companies in our industry;
▪our involvement in any litigation;
▪future sales of our common stock or other securities by us or our stockholders;
▪the consummation, and the anticipated benefits, of our stock repurchase program;
▪the trading volume of our common stock;
▪changes in the anticipated future size and growth rate of our market;
▪changes in the political climate in the U.S.; and
▪terrorist attacks, natural disasters and the effects of climate change, regional and global conflicts, sanctions, laws and regulations that prohibit or limit operations in certain jurisdictions, public health crises or other such events impacting countries where we have operations.

In addition, broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been subject to, and may in the future be, subject to this type of litigation, which could result in substantial costs, divert our management’s attention from our business and adversely affect our business.

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
DocuSign, Inc.| 2024 Form 10-K | 35

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
DocuSign, Inc.| 2024 Form 10-K | 36

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and potential profitability of our business depend on demand for our products and solutions. Current or future economic and global market uncertainties or downturns could adversely affect our business and operating results. Economic uncertainty and associated macro-economic conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products. Negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from inflation, changes in interest rates, actual or perceived instability in the global banking sector, gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes and the effects of climate change, public health crises, regional and global conflicts and terrorist attacks in the U.S., Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, unfavorable conditions in certain industry sectors could impact customers or partners disproportionately, which could also impact the demand for our products. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, data security breaches, regional or global conflicts, and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems, including our security-related or ERP systems, for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, public health crisis, power loss, telecommunications failure or other similar catastrophic event, including as a result of the effects of climate change, could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our products and solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, including any errors, defects or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our operating results. Additionally, while we believe our exposure from the recent conflicts in Ukraine and the Middle East is limited, we could experience unanticipated disruptions to our business as a result of current or future regional and global conflicts, including
DocuSign, Inc.| 2024 Form 10-K | 37

sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions, increased risks of potential cyberattacks, related impacts to our customers, or micro- or macro-economic effects on the global economy.

DocuSign, Inc.| 2024 Form 10-K | 38

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is guided by industry standards developed by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”), and other relevant organizations.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and utilizes common reporting channels and governance processes that apply across other risk areas. While everyone at our company plays a part in managing cybersecurity risks, as discussed in more detail under “Cybersecurity Governance” below, our board of directors, both directly and through delegation to our Audit Committee (the “Audit Committee”), and our senior management team are actively involved in the oversight of our cybersecurity risk management program. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Our cybersecurity risk management and strategy includes:

•Our dedicated Security team, which performs periodic risk assessments to identify and assess cybersecurity threats, vulnerabilities, their severities, and potential mitigations. The team leverages both top-down and bottom-up risk processes and technologies to identify, manage and monitor cyber threats and vulnerabilities. The team also manages our response to cybersecurity incidents.
•Incident Response Playbooks and Standard Operating Procedures (“SOP”) outlining procedures for detecting, responding to, and mitigating cybersecurity incidents. Depending on the nature and severity of an incident, this process provides for escalating notification to our CEO and the board of directors.
•The use of external service providers, where appropriate, to assess, test or otherwise assist with certain aspects of our security controls and processes, as well as maturity assessments of our cybersecurity program.
•Implementation of new hire and annual data privacy and cybersecurity training of all employees, including senior management; annual role-based training of employees with specific access to systems, devices, or locations, and targeted cybersecurity simulation training held on a recurring basis.
•A third-party risk management process that identifies and mitigates cybersecurity threats associated with our use of third-party service providers. Such service providers are subject to risk tiering, security risk assessments, continuous monitoring including investigation of security incidents that have impacted our third party service providers, as applicable.

We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. While we have experienced cybersecurity incidents in the past, we believe our current processes, systems and oversight with respect to the management of risks associated with cybersecurity threats are effective. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding the risks we face from cybersecurity threats see “Risk Factors.”

Cybersecurity Governance

Securing the information of our customers, employees, contractors, and third party service providers is important to us. We have adopted physical, technological, and administrative controls on data security, and have defined procedures for data incident detection, containment, response, and remediation. While everyone at our company plays a part in managing these risks, oversight responsibility is shared by our board of directors, our Audit Committee, and management. Accordingly, our management team provides regular cybersecurity updates to our board of directors and
DocuSign, Inc.| 2024 Form 10-K | 39

regular updates on cyber risk management to the Audit Committee. We also maintain information security risk insurance coverage.

We have recently also established a Security Governance Council (“Council”) that provides strategic guidance for the protection of our information, technology, and physical assets, including the definition of security risks and the prioritization of the implementation of associated controls. The Council membership is led by the Chief Information Security Officer (“CISO”) and includes relevant senior executives and has begun to meet at least quarterly, and will reconvene on an emergency basis when necessary to respond to potentially material cybersecurity incidents. The CISO reports to the Chief Information Officer (“CIO”) and is responsible for management of cybersecurity risks and the protection and defense of our networks, systems and data. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Our CISO has over 20 years of experience in IT and Information Security across security architecture, incident response, and threat intelligence programs. Our CISO also holds a bachelor’s degree in computer science and maintains Certified Information Systems Security Professional (“CISSP”) certification.

Members of executive leadership are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described herein, including the operation of our incident response plan. Our program is regularly evaluated by internal and external experts with the results of those reviews reported to members of executive leadership, and the Audit Committee. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

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

DocuSign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our then-current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our motion to dismiss the case at the pleading stage was denied by the U.S. District Court on April 18, 2023 and the suit is now proceeding.

An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

DocuSign, Inc.| 2024 Form 10-K | 40

Five putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; on September 20, 2022 in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343; and on March 7, 2024 in the Delaware Court of Chancery, captioned Roy v. Alhadeff, et al., Case No. C.A. 2024-0223-JTL. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, then-current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, gross mismanagement, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The Delaware suit (Pottetti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022 staying the action in light of the securities class action and no response to the complaint will be due unless and until the stay is lifted. We anticipate seeking a stay of the newly filed Delaware suit (Roy) on similar terms.

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

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. DocuSign, Inc. and Mary Agnes Wilderotter. In the demand, Mr. Springer alleges that he was wrongfully terminated as Chief Executive Officer; asserts related claims against DocuSign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief. The arbitration hearing for this case took place from March 11-15, 2024, and a final order from the arbitrator is expected on or before June 30, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

Market Price of our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol DOCU.

Holders of our Common Stock

As of February 29, 2024, there were 84 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy
DocuSign, Inc.| 2024 Form 10-K | 41

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of DocuSign, Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index for the five years ended January 31, 2024. The graph assumes $100 was invested on January 31, 2019, in our common stock and in each of the S&P 500 Index and the S&P 500 Information Technology Index. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

$500
$400
$300
$200
$100
$0
01/19
01/20
01/21
01/22
01/23
01/24
DOCU
S&P 500
S&P 500 IT

DocuSign, Inc.| 2024 Form 10-K | 42

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In March 2022, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. In September 2023, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock. Repurchases of our common stock may be effected from time to time, either on the open market, in block trades, in privately negotiated transactions, and through other transactions in accordance with applicable securities laws. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. No repurchases occurred under the program during the three months ended January 31, 2024. As of January 31, 2024, the approximate dollar value of shares that may yet be purchased under the stock repurchase program was $291.5 million. See Note 10 of this Annual Report on Form 10-K for additional information related to stock repurchases.

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

Executive Overview of Fiscal 2024 Results

Overview

DocuSign offers products that address agreement workflows and digital transformation as part of its agreement management platform, enabling agreements to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. DocuSign’s core product offerings, including the world’s leading electronic signature product, allow organizations to do business faster with less risk and at a lower cost, while providing a better experience for customers. As a result, over 1.5 million customers and more than a billion users worldwide utilize our platform to accelerate and simplify the process of doing business.

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

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% of our revenue in each of the years ended January 31, 2024, 2023 and 2022. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

DocuSign, Inc.| 2024 Form 10-K | 43

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in each of the years ended January 31, 2024, 2023 and 2022. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

We offer subscriptions to our products to businesses at all scales, from global enterprise down to local, VSBs. We have an omnichannel go-to-market approach that consists of direct sales, partners to sell to our customers, and digital self-serve. We offer more than 900 active partner integrations with the applications that many of our customers already use so that they can create, commit, and manage agreements directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the years presented.

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,060 customers as of January 31, 2024 compared to 1,080 customers as of January 31, 2023. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Year Ended January 31, 2024

(in thousands)	Year Ended January 31, 2024
Total revenue	$2,761,882
Total costs and expenses	2,730,248
Total stock-based compensation expense	616,847
Income from operations	31,634
Net income	73,980
Cash provided by operating activities	979,526
Capital expenditures	(92,391)

Cash, cash equivalents, restricted cash and investments were $1.2 billion as of January 31, 2024.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to support further growth. This includes optimizing our go-to-market efforts to focus on attractive growth opportunities and investing in research and development to drive product innovation and meet customer needs at scale. We also continue to assess and evaluate strategic acquisitions and investments. As we focus on infrastructure and technology that best serve our customers across industries, we will prioritize initiatives that accelerate our product capabilities and expand our product solutions.

We believe these collective activities will help us retain and expand within our current customers’ organizations and attract new customers.
DocuSign, Inc.| 2024 Form 10-K | 44

Growing Customer Base

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest in our go-to-market efforts involving an omnichannel approach that consists of direct sales, partner-assisted sales and digital self-service purchasing. As of January 31, 2024, we had a total of over 1.5 million customers, including approximately 242,000 enterprise and commercial customers, compared to over 1.3 million customers and approximately 211,000 enterprise and commercial customers as of January 31, 2023. We define enterprise customers as companies generally included in the Global 2000. We define commercial customers to include both mid-market companies, which includes companies outside the Global 2000 that have greater than 250 employees, and medium-sized businesses (“SMBs”) which are companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define VSBs as companies with fewer than 10 employees. We refer to total customers as all enterprises, commercial businesses and VSBs.

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

Increasing International Revenue

Our international revenue represented 26%, 25% and 23% of our total revenue in each of the years ended January 31, 2024, 2023, and 2022.

We started our international selling efforts in English-speaking common law countries, such as Canada, the UK and Australia, where we were able to leverage our core technologies due to similar approaches to electronic signature in these jurisdictions and the U.S. We have since made significant investments to be able to offer our products in select civil law countries. For example, in Europe, we offer SBS technology tailored for the EU’s eIDAS regulations. SBS supports signatures that involve digital certificates, including those specified in the EU’s eIDAS regulations for advanced and qualified electronic signatures.

We believe there is a substantial opportunity for us to increase our international customer base by leveraging and expanding investments in our technology, direct sales force and strategic partnerships around the world, as well as helping existing U.S.-based customers manage agreements across their international businesses. We have experienced increased demand across multiple regions and are focusing our sales and marketing resources to capitalize on the potential growth of these markets. Additionally, we expect to continue to develop and enhance our strategic partnerships in key international markets as we grow internationally.

DocuSign, Inc.| 2024 Form 10-K | 45

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

DocuSign, Inc.| 2024 Form 10-K | 46

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
General and Administrative Expense
General and administrative expense consists primarily of employee-related costs for those employees providing administrative services such as legal, human resources, information technology related to internal systems, accounting and finance. These expenses also include certain third-party consulting services, certain facilities costs, allocated overhead costs and lease-related charges. We expect general and administrative expense to increase in absolute dollars to support the overall growth of our operations.

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

Interest Expense

Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our Convertible Senior Notes due 2023 and our Convertible Senior Notes due 2024 (collectively, the “Notes”).

Interest Income and Other Income, Net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, changes in fair value of our strategic investments and foreign currency transaction gains and losses.

Provision for Income Taxes

Our provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business and U.S. income taxes from a tax law change related to mandatory capitalization of research and development expenses for tax years starting January 1, 2022. We have a valuation allowance against our U.S. consolidated group and certain foreign deferred tax assets and will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. Depending on our operating results in the future, we may release the valuation allowance associated with the U.S. deferred tax assets within the next year. The timing and amount of the valuation allowance release could vary based on our assessment of all available evidence. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and may result in a material decrease to income tax expense for the period the release is recorded.

DocuSign, Inc.| 2024 Form 10-K | 47

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Year Ended January 31,
(in thousands)	2024	As % of Revenue	2023	As % of Revenue
Revenue:
Subscription	$2,686,708	97%	$2,442,177	97%
Professional services and other	75,174	3	73,738	3
Total revenue	2,761,882	100	2,515,915	100
Cost of revenue:
Subscription	459,905	17	426,077	17
Professional services and other	112,716	4	110,011	4
Total cost of revenue	572,621	21	536,088	21
Gross profit	2,189,261	79	1,979,827	79
Operating expenses:
Sales and marketing	1,168,137	42	1,242,711	49
Research and development	539,488	20	480,584	19
General and administrative	419,621	15	316,228	13
Restructuring and other related charges	30,381	1	28,335	1
Total operating expenses	2,157,627	78	2,067,858	82
Income (loss) from operations	31,634	1	(88,031)	(3)
Interest expense	(6,844)	—	(6,389)	(1)
Interest income and other income, net	68,889	2	4,539	—
Income (loss) before provision for income taxes	93,679	3	(89,881)	(4)
Provision for income taxes	19,699	—	7,573	—
Net income (loss)	$73,980	3%	$(97,454)	(4)%

For a comparison of our results of operations for the fiscal years ended January 31, 2023 and 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 27, 2023.

Revenue

	Year Ended January 31,				2024 vs 2023
(in thousands)	2024	As % of Revenue	2023	As % of Revenue
Revenue:
Subscription	$2,686,708	97%	$2,442,177	97%	10%
Professional services and other	75,174	3	73,738	3	2%
Total revenue	$2,761,882	100%	$2,515,915	100%	10%

Subscription revenue increased $244.5 million, or 10%, in the year ended January 31, 2024. The increase was primarily due to the expansion of revenue from existing customers and the addition of new customers, as well as an increase in sales to our commercial and enterprise customers through our direct and indirect go-to-market initiatives. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.
DocuSign, Inc.| 2024 Form 10-K | 48

Cost of Revenue and Gross Margin

	Year Ended January 31,		2024 vs 2023
(in thousands)	2024	2023
Cost of revenue:
Subscription	$459,905	$426,077	8%
Professional services and other	112,716	110,011	2%
Total cost of revenue	$572,621	$536,088	7%
Gross margin:
Subscription	83%	83%	—	pts
Professional services and other	(50)%	(49)%	(1)	pts
Total gross margin	79%	79%	—	pts

Cost of subscription revenue increased $33.8 million, or 8%, in the year ended January 31, 2024, primarily driven by higher costs to support our growing customer base. Increases primarily consisted of:
•$13.3 million in operating costs to support our platform and revenue growth, including increases in hosting costs as well as processing and authentication costs;
•$7.1 million due to higher information technology costs; and
•$6.9 million in depreciation on our capitalized software projects.

Sales and Marketing

	Year Ended January 31,		2024 vs 2023
(in thousands)	2024	2023
Sales and marketing	$1,168,137	$1,242,711	(6)%
Percentage of revenue	42%	49%

Sales and marketing expenses decreased $74.6 million, or 6%, in the year ended January 31, 2024, primarily driven by savings on personnel costs from the restructuring plans implemented during the third quarter of fiscal 2023 and the first quarter of fiscal 2024 as well as shifts in the allocation of resources for our go-to-market initiatives. Decreases primarily consisted of:
•$31.5 million in marketing and advertising costs due to reduced spending on paid media in line with our go-to-market strategy and expansion of our self-serve experience; and
•$21.3 million in personnel costs and $18.5 million in stock-based compensation expense due to lower headcount, partially offset by higher commissions in line with higher sales and annual merit increases.

Research and Development

	Year Ended January 31,		2024 vs 2023
(in thousands)	2024	2023
Research and development	$539,488	$480,584	12%
Percentage of revenue	20%	19%

Research and development expenses increased $58.9 million, or 12%, in the year ended January 31, 2024, primarily due to investments in our workforce and product innovation. Increases primarily consisted of:

•$34.2 million in stock-based compensation expense and $15.1 million in personnel costs due to annual merit increases; and
•$11.9 million due to higher information technology costs to drive product innovation.

DocuSign, Inc.| 2024 Form 10-K | 49

General and Administrative

	Year Ended January 31,		2024 vs 2023
(in thousands)	2024	2023
General and administrative	$419,621	$316,228	33%
Percentage of revenue	15%	13%

General and administrative expenses increased $103.4 million, or 33%, in the year ended January 31, 2024, primarily due to investments in workforce and information technology. Increases primarily consisted of:

•$55.6 million in stock-based compensation expense driven by charges due to executive new hire grants and transitions and annual merit increases;
•$27.8 million in personnel costs driven by annual salary increases to align with the increasing cost of labor; and
•$11.4 million due to higher information technology costs.

Other Income and Expense

	Year Ended January 31,		2024 vs 2023
(in thousands)	2024	2023
Interest expense	$(6,844)	$(6,389)	7%
Percentage of revenue	—%	(1)%

Interest income and other income, net	$68,889	$4,539	1,418%
Percentage of revenue	2%	—%

Interest income and other income, net increased by $64.4 million in the year ended January 31, 2024. Increases primarily consisted of:
•$44.3 million increase in interest income due to rising interest rates;
•$8.8 million increase in accretion of investments purchased at a discount as the investments near maturity; and
•$7.4 million reduction of our net foreign currency exchange loss due to the strengthening of the euro and British pound compared to the U.S. dollar.

Provision for Income Taxes

	Year Ended January 31,		2024 vs 2023
(in thousands)	2024	2023
Provision for income taxes	$19,699	$7,573	160%
Percentage of revenue	—%	—%

The provision for income taxes increased by $12.1 million in the year ended January 31, 2024 . The increase in the provision for income taxes in the current year is a result of higher pre-tax income and limitations on net operating losses allowed to reduce taxable income.
DocuSign, Inc.| 2024 Form 10-K | 50

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of January 31, 2024, we had $1.0 billion in cash and cash equivalents and short-term investments. We also had $122.0 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services and through debt financing.

In January 2021 we entered into a $500.0 million credit facility, as amended in May 2023, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026 to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of January 31, 2024.

In September 2018, we issued and sold $575.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due 2023 (the “2023 Notes”). In January 2021, we issued and sold $690.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2024 (the “2024 Notes”). We fully settled the outstanding principal of the 2023 Notes and 2024 Notes and during the year ended January 31, 2024. We believe that our sources of liquidity, including our cash, cash equivalents and investments, and expected future operating cash flows, and borrowing capacity available to us from our credit facility, are adequate to meet the potential cash commitments for the foreseeable future, including upcoming maturities in the next 12 months related to our lease obligations.

Further details of these transactions are described in Note 7 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

We were in compliance with all debt covenants at January 31, 2024.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months. While we generated positive cash flows from operations in the recent years, we have generated losses from operations in the past as reflected in our accumulated deficit of $1.7 billion as of January 31, 2024. We may continue to incur operating losses in the foreseeable future due to the investments we intend to make and may require additional capital resources to execute strategic initiatives to grow our business.

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

DocuSign, Inc.| 2024 Form 10-K | 51

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$979,526	$506,759
Investing activities	44,612	(191,197)
Financing activities	(946,039)	(98,256)
Effect of foreign exchange on cash, cash equivalents and restricted cash	199	(3,784)
Net change in cash, cash equivalents and restricted cash	$78,298	$213,522

Cash Flows from Operating Activities

Cash provided by operating activities was $979.5 million for the year ended January 31, 2024. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income due to favorable interest rates. Our primary uses of cash include the payment of employee salaries and benefits, including the payment of termination benefits under the 2024 Restructuring plan, in addition to vendor payments.

Cash provided by operating activities was $506.8 million for the year ended January 31, 2023. Cash provided by operating activities increased slightly due to increases in collections of accounts receivable and higher revenues, partially offset by a decrease in amounts billed to customers and recognized as contract liabilities.

Cash Flows from Investing Activities

For the year ended January 31, 2024, cash provided by investing activities of $44.6 million was primarily driven by $137.6 million net maturities of marketable securities. The increase was partially offset by purchases of property and equipment of $92.4 million as we continue to support operations at our data centers and invest in capitalized software development projects.

For the year ended January 31, 2023, cash used in investing activities of $191.2 million was primarily driven by $109.8 million net purchases of marketable securities and $77.7 million purchases of property and equipment as we continued to invest in data center build outs to support our growing operations and capitalized software development projects.

Cash Flows from Financing Activities

For the year ended January 31, 2024, cash used in financing activities of $946.0 million was primarily driven by the maturity of the Notes, stock repurchase program, and payments related to our equity plans. We fully repaid the 2023 Notes and 2024 Notes during fiscal 2024 for $727.0 million. We also used $145.5 million to repurchase 3.1 million shares of common stock at an average of $47.57 per share through our stock repurchase program. In addition, we made $97.2 million payments for tax withholding on share settlements, net of proceeds associated with our equity plans.These cash outflows were partially offset by $23.7 million received in connection with the settlement of our Capped Calls in relation to our 2023 Notes.

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

Obligations and Commitments

Our principal contractual obligations and commitments consist of operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 7, Note 8 and Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

DocuSign, Inc.| 2024 Form 10-K | 52

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

Period of Benefit of Deferred Contract Acquisition Costs

Contract acquisition costs are amortized on a straight-line basis over their period of benefit. To determine the period of benefit, we evaluate the type of costs incurred, the nature of the related benefit, and the specific facts and circumstances of our arrangements. The period of benefit for commissions paid for the acquisition of the initial subscription contract is determined by considering our customer life and the technological life of our software platform and related significant features. The period of benefit for commissions on renewal subscription contracts is determined by considering the weighted average contractual term for our renewal contracts. Periodically, we evaluate these factors and review whether events or changes in circumstances have occurred that could impact the period of benefit. Any future changes in circumstances around our customer life and weighted average contractual terms of renewal contracts may materially change the periods of benefit and therefore the amortization amounts recognized in our consolidated statement of operations and comprehensive income (loss).

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

DocuSign, Inc.| 2024 Form 10-K | 53

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

In recognizing tax benefits from uncertain tax positions, we assess whether it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items, and as a result, we may record unrecognized tax benefits in the future. At that time, we would make adjustments to these potential future reserves when facts and circumstances change, such as the closing of a tax audit or when the refinement of an estimate is appropriate. Our estimate of the potential outcome of any uncertain tax position is subject to management's assessment of relevant risks, facts and circumstances existing at that time. To the extent that the final tax outcome of these matters would be different to the amounts we may potentially record in the future, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

DocuSign, Inc.| 2024 Form 10-K | 54

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, acquisition-related expenses, fair value adjustments to strategic investments, executive transition costs, lease-related impairment and lease-related charges, restructuring and other related charges and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For fiscal 2023 and fiscal 2024, we have determined the projected non-GAAP tax rate to be 20%.

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

Billings: We define billings as total revenues plus the change in our contract liabilities and refund liability less contract assets and unbilled accounts receivable in a given period. Billings reflects sales to new customers plus subscription renewals and additional sales to existing customers. Only amounts invoiced to a customer in a given period are included in billings. We believe billings can be used to measure our periodic performance, when taking into consideration the timing aspects of customer renewals, which represents a large component of our business. Given that most of our customers pay in annual installments one year in advance, but we typically recognize a majority of the related revenue ratably over time, we use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers.

DocuSign, Inc.| 2024 Form 10-K | 55

Reconciliation of gross profit (loss) and gross margin:

	Year Ended January 31,
(in thousands)	2024	2023	2022
GAAP gross profit	$2,189,261	$1,979,827	$1,640,762
Add: Stock-based compensation	79,996	72,674	58,499
Add: Amortization of acquisition-related intangibles	8,857	9,613	11,670
Add: Employer payroll tax on employee stock transactions	2,262	2,184	7,524
Add: Lease-related impairment and lease-related charges	721	1,090	—
Non-GAAP gross profit	$2,281,097	$2,065,388	$1,718,455
GAAP gross margin	79%	79%	78%
Non-GAAP adjustments	4%	3%	4%
Non-GAAP gross margin	83%	82%	82%

GAAP subscription gross profit	$2,226,803	$2,016,100	$1,693,611
Add: Stock-based compensation	51,660	46,916	31,152
Add: Amortization of acquisition-related intangibles	8,857	9,613	11,670
Add: Employer payroll tax on employee stock transactions	1,464	1,393	3,703
Add: Lease-related impairment and lease-related charges	505	447	—
Non-GAAP subscription gross profit	$2,289,289	$2,074,469	$1,740,136
GAAP subscription gross margin	83%	83%	83%
Non-GAAP adjustments	2%	2%	2%
Non-GAAP subscription gross margin	85%	85%	85%

GAAP professional services and other gross loss	$(37,542)	$(36,273)	$(52,849)
Add: Stock-based compensation	28,336	25,758	27,347
Add: Employer payroll tax on employee stock transactions	798	791	3,821
Add: Lease-related impairment and lease-related charges	216	643	—
Non-GAAP professional services and other gross loss	$(8,192)	$(9,081)	$(21,681)
GAAP professional services and other gross margin	(50)%	(49)%	(76)%
Non-GAAP adjustments	39%	37%	45%
Non-GAAP professional services and other gross margin	(11)%	(12)%	(31)%

Reconciliation of income (loss) from operations and operating margin:

	Year Ended January 31,
(in thousands)	2024	2023	2022
GAAP income (loss) from operations	$31,634	$(88,031)	$(61,884)
Add: Stock-based compensation	611,835	533,100	408,542
Add: Amortization of acquisition-related intangibles	19,375	20,706	24,770
Add: Employer payroll tax on employee stock transactions	13,682	12,921	42,192
Add: Restructuring and other related charges	30,381	28,335	—
Add: Lease-related impairment and lease-related charges	4,460	7,181	5,099
Add: Executive transition costs	—	2,634	—
Add: Acquisition-related expenses	—	—	387
Non-GAAP income from operations	$711,367	$516,846	$419,106
GAAP operating margin	1%	(3)%	(3)%
Non-GAAP adjustments	25%	24%	23%
Non-GAAP operating margin	26%	21%	20%
DocuSign, Inc.| 2024 Form 10-K | 56

Reconciliation of net income (loss):

	Year Ended January 31,
(in thousands, except per share data)	2024	2023	2022
GAAP net income (loss)	$73,980	$(97,454)	$(69,976)
Add: Stock-based compensation	611,835	533,100	408,542
Add: Amortization of acquisition-related intangibles	19,375	20,706	24,770
Add: Employer payroll tax on employee stock transactions	13,682	12,921	42,192
Add: Amortization of debt discount and issuance costs	5,175	4,970	5,098
Add: Fair value adjustments to strategic investments	22	3,689	(5,270)
Add: Restructuring and other related charges	30,381	28,335	—
Add: Lease-related impairment and lease-related charges	4,460	7,181	5,099
Add: Executive transition costs	—	2,634	—
Add: Acquisition-related expenses	—	—	387
Add: Income Tax effect of non-GAAP adjustments(1)	(136,023)	(97,158)	—
Non-GAAP net income	$622,887	$418,924	$410,842
(1)Represents the income tax adjustment using our estimated non-GAAP tax rate of 20%. Estimating a non-GAAP tax rate of 20%, the income tax effect of non-GAAP adjustments was $79.7 million for the year ended January 31, 2022.

Computation of free cash flow:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$979,526	$506,759	$506,467
Less: Purchases of property and equipment	(92,391)	(77,654)	(61,396)
Non-GAAP free cash flow	$887,135	$429,105	$445,071
Net cash provided by (used in) investing activities	$44,612	$(191,197)	$(162,909)
Net cash used in financing activities	$(946,039)	$(98,256)	$(394,621)

Computation of billings:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Revenue	$2,761,882	$2,515,915	$2,107,213
Add: Contract liabilities and refund liability, end of period	1,343,792	1,191,269	1,049,106
Less: Contract liabilities and refund liability, beginning of period	(1,191,269)	(1,049,106)	(800,940)
Add: Contract assets and unbilled accounts receivable, beginning of period	16,615	18,273	21,021
Less: Contract assets and unbilled accounts receivable, end of period	(20,189)	(16,615)	(18,273)
Non-GAAP billings	$2,910,831	$2,659,736	$2,358,127

DocuSign, Inc.| 2024 Form 10-K | 57

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of January 31, 2024, we had cash, cash equivalents and investments totaling $1.2 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.6 million decrease of the fair value of our investment portfolio as of January 31, 2024. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had no exposure to changes in interest rates from the Notes as of January 31, 2024 since the Notes were extinguished during fiscal 2024. Additionally, our revolving credit facility, which is undrawn as of January 31, 2024, can be borrowed based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. A strengthening or weakening of the U.S. dollar against the other currencies may negatively or positively affect our operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of “Accumulated other comprehensive loss” within “Stockholders’ equity”. Gains or losses due to remeasurements of transactions denominated in foreign currencies are included in “Interest income and other income, net” in our consolidated statements of operations and comprehensive income (loss). We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
DocuSign, Inc.| 2024 Form 10-K | 58

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

DocuSign, Inc.| 2024 Form 10-K | 59

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DocuSign, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DocuSign, Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
DocuSign, Inc.| 2024 Form 10-K | 60

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

Revenue Recognition - Identifying and Evaluating Terms and Conditions in Contracts

As described in Note 1 to the consolidated financial statements, revenue recognition is determined by management through the following steps: (i) identification of the contract, or contracts, with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation in the contract; and (v) recognition of the revenue when, or as, the Company satisfies a performance obligation. Management applies significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended January 31, 2024, the Company’s revenue was $2.76 billion.

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
March 21, 2024

We have served as the Company’s auditor since 2009, which includes periods before the Company became subject to SEC reporting requirements.

DocuSign, Inc.| 2024 Form 10-K | 61

DOCUSIGN, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$797,060	$721,895
Investments—current	248,402	309,771
Accounts receivable, net of allowance for doubtful accounts of $5,499 and $6,011 as of January 31, 2024 and 2023	439,299	516,914
Contract assets—current	15,922	12,437
Prepaid expenses and other current assets	66,984	69,987
Total current assets	1,567,667	1,631,004
Investments—noncurrent	121,977	186,049
Property and equipment, net	245,173	199,892
Operating lease right-of-use assets	123,188	141,493
Goodwill	353,138	353,619
Intangible assets, net	50,905	70,280
Deferred contract acquisition costs—noncurrent	409,627	350,899
Other assets—noncurrent	99,615	79,484
Total assets	$2,971,290	$3,012,720
Liabilities and Equity
Current liabilities
Accounts payable	$19,029	$24,393
Accrued expenses and other current liabilities	104,037	100,987
Accrued compensation	195,266	163,133
Convertible senior notes—current	—	722,887
Contract liabilities—current	1,320,059	1,172,867
Operating lease liabilities—current	22,230	24,055
Total current liabilities	1,660,621	2,208,322
Contract liabilities—noncurrent	21,980	16,925
Operating lease liabilities—noncurrent	120,823	141,348
Deferred tax liability—noncurrent	16,795	10,723
Other liabilities—noncurrent	21,332	18,115
Total liabilities	1,841,551	2,395,433
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of January 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 205,326 shares outstanding as of January 31, 2024; 500,000 shares authorized, 201,904 shares outstanding as of January 31, 2023	21	20
Treasury stock, at cost: 18 shares as of January 31, 2024; 10 shares as of January 31, 2023	(2,164)	(1,785)
Additional paid-in capital	2,821,461	2,240,732
Accumulated other comprehensive loss	(19,360)	(22,996)
Accumulated deficit	(1,670,219)	(1,598,684)
Total stockholders’ equity	1,129,739	617,287
Total liabilities and equity	$2,971,290	$3,012,720

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2024 Form 10-K | 62

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended January 31,
(in thousands, except per share data)	2024	2023	2022
Revenue:
Subscription	$2,686,708	$2,442,177	$2,037,272
Professional services and other	75,174	73,738	69,941
Total revenue	2,761,882	2,515,915	2,107,213
Cost of revenue:
Subscription	459,905	426,077	343,661
Professional services and other	112,716	110,011	122,790
Total cost of revenue	572,621	536,088	466,451
Gross profit	2,189,261	1,979,827	1,640,762
Operating expenses:
Sales and marketing	1,168,137	1,242,711	1,076,527
Research and development	539,488	480,584	393,362
General and administrative	419,621	316,228	232,757
Restructuring and other related charges	30,381	28,335	—
Total operating expenses	2,157,627	2,067,858	1,702,646
Income (loss) from operations	31,634	(88,031)	(61,884)
Interest expense	(6,844)	(6,389)	(6,443)
Interest income and other income, net	68,889	4,539	1,413
Income (loss) before provision for income taxes	93,679	(89,881)	(66,914)
Provision for income taxes	19,699	7,573	3,062
Net income (loss)	$73,980	$(97,454)	$(69,976)
Net income (loss) per share attributable to common stockholders:
Basic	$0.36	$(0.49)	$(0.36)
Diluted	$0.36	$(0.49)	$(0.36)
Weighted-average shares used in computing net income (loss) per share:
Basic	204,070	200,903	196,675
Diluted	208,950	200,903	196,675

Other comprehensive income (loss):
Foreign currency translation losses, net of tax	$(254)	$(15,336)	$(7,935)
Unrealized gains (losses) on investments, net of tax	3,890	(2,851)	(1,838)
Other comprehensive income (loss)	3,636	(18,187)	(9,773)
Comprehensive income (loss)	$77,616	$(115,641)	$(79,749)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$51,660	$46,916	$31,152
Cost of revenue—professional services and other	28,336	25,758	27,347
Sales and marketing	203,855	222,334	186,759
Research and development	184,211	149,967	108,523
General and administrative	143,773	88,125	54,761
Restructuring and other related charges	5,012	5,626	—

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2024 Form 10-K | 63

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2021	192,807	$19	$1,702,254	$(1,048)	$4,964	$(1,380,452)	$325,737
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(86,144)	—	—	12,239	(73,905)
Settlement of convertible senior notes due in 2023	749	—	(873)	—	—	—	(873)
Exercise of stock options	1,693	—	23,729	—	—	—	23,729
Settlement of restricted stock units	5,071	1	(1)	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,760)	—	(388,915)	(484)	—	—	(389,399)
Employee stock purchase plan	264	—	46,077	—	—	—	46,077
Charitable donation of common stock	10	—	3,000	—	—	—	3,000
Employee stock-based compensation	—	—	420,886	—	—	—	420,886
Net loss	—	—	—	—	—	(69,976)	(69,976)
Other comprehensive loss, net	—	—	—	—	(9,773)	—	(9,773)
Balances at January 31, 2022	198,834	20	1,720,013	(1,532)	(4,809)	(1,438,189)	275,503
Exercise of stock options	868	—	12,678	—	—	—	12,678
Settlement of restricted stock units	4,230	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,428)	—	(88,900)	(253)	—	—	(89,153)
Employee stock purchase plan	535	—	36,526	—	—	—	36,526
Repurchases of common stock	(1,135)	—	—	—	—	(63,041)	(63,041)
Employee stock-based compensation	—	—	560,415	—	—	—	560,415
Net loss	—	—	—	—	—	(97,454)	(97,454)
Other comprehensive loss, net	—	—	—	—	(18,187)	—	(18,187)
Balances at January 31, 2023	201,904	$20	$2,240,732	$(1,785)	$(22,996)	$(1,598,684)	$617,287

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2024 Form 10-K | 64

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2023	201,904	20	2,240,732	(1,785)	(22,996)	(1,598,684)	617,287
Settlement of convertible senior notes due in 2024	—	—	104	—	—	—	104
Exercise of stock options	840	—	13,991	—	—	—	13,991
Settlement of restricted stock units	7,523	1	—	—	—	—	1
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(2,722)	—	(141,994)	(379)	—	—	(142,373)
Employee stock purchase plan	839	—	32,993	—	—	—	32,993
Repurchases of common stock	(3,058)	—	—	—	—	(145,515)	(145,515)
Settlement of capped calls, net of related costs	—	—	23,688	—	—	—	23,688
Employee stock-based compensation	—	—	651,947	—	—	—	651,947
Net income	—	—	—	—	—	73,980	73,980
Other comprehensive income, net	—	—	—	—	3,636	—	3,636
Balances at January 31, 2024	205,326	$21	$2,821,461	$(2,164)	$(19,360)	$(1,670,219)	$1,129,739

The accompanying notes are an integral part of these consolidated financial statements.

DocuSign, Inc.| 2024 Form 10-K | 65

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$73,980	$(97,454)	$(69,976)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	95,062	86,255	81,913
Amortization of deferred contract acquisition and fulfillment costs	200,163	185,045	144,442
Amortization of debt discount and transaction costs	4,749	4,970	5,098
Non-cash operating lease costs	21,310	27,501	26,819
Stock-based compensation expense	616,847	538,726	408,542
Deferred income taxes	6,292	1,697	1,369
Other	(1,904)	15,723	9,871
Changes in operating assets and liabilities
Accounts receivable	71,681	(75,964)	(117,380)
Prepaid expenses and other current assets	(657)	(5,038)	(7,074)
Deferred contract acquisition and fulfillment costs	(255,159)	(232,315)	(207,393)
Other assets	(15,432)	(22,319)	(11,496)
Accounts payable	(4,826)	(26,440)	12,148
Accrued expenses and other liabilities	6,473	7,340	10,828
Accrued compensation	33,979	(1,781)	1,128
Contract liabilities	152,247	143,177	250,482
Operating lease liabilities	(25,279)	(42,364)	(32,854)
Net cash provided by operating activities	979,526	506,759	506,467
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	—	—	(6,388)
Purchases of marketable securities	(336,221)	(533,710)	(384,128)
Sales of marketable securities	—	—	7,569
Maturities of marketable securities	473,869	423,917	283,184
Purchases of strategic and other investments	(645)	(3,750)	(1,750)
Purchases of property and equipment	(92,391)	(77,654)	(61,396)
Net cash provided by (used in) investing activities	44,612	(191,197)	(162,909)
Cash flows from financing activities:
Repayments of convertible senior notes	(726,979)	(16)	(77,906)
Repurchases of common stock	(145,515)	(63,041)	—
Settlement of capped calls, net of related costs	23,688	—	—
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(144,218)	(84,403)	(386,521)
Proceeds from exercise of stock options	13,991	12,678	23,729
Proceeds from employee stock purchase plan	32,994	36,526	46,077
Net cash used in financing activities	(946,039)	(98,256)	(394,621)
Effect of foreign exchange on cash, cash equivalents and restricted cash	199	(3,784)	(5,594)
Net increase (decrease) in cash, cash equivalents and restricted cash	78,298	213,522	(56,657)
Cash, cash equivalents and restricted cash at beginning of period	723,201	509,679	566,336
Cash, cash equivalents and restricted cash at end of period	$801,499	$723,201	$509,679

The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2024 Form 10-K | 66

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended January 31,
(in thousands)	2024	2023	2022
Supplemental disclosure:
Cash paid for interest	$185	$185	$349
Cash paid for operating lease liabilities	34,845	38,873	40,552
Cash paid for income taxes	10,460	10,416	6,940
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2,879	$4,757	$11,285
Operating lease right-of-use assets exchanged for lease obligations	3,149	63,086	2,749
Fair value of shares issued as part of the repayments of convertible senior notes	—	2	174,230
The accompanying notes are an integral part of these consolidated financial statements.
DocuSign, Inc.| 2024 Form 10-K | 67

DOCUSIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

DocuSign, Inc. (“we,” “our” or “us”) was incorporated in the State of Washington in April 2003. We merged with and into DocuSign, Inc., a Delaware corporation, in March 2015.

DocuSign offers products that address agreement workflows and digital transformation as part of its agreement management platform, enabling agreements to be signed electronically on a wide variety of devices, from virtually anywhere in the world, securely. DocuSign’s core product offerings, including the world’s leading electronic signature product, allow organizations to do business faster with less risk and at a lower cost, while providing a better experience for customers.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include those of DocuSign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our fiscal year ends on January 31. References to fiscal 2024, for example, are to the fiscal year ended January 31, 2024.

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

No customer individually accounted for more than 10% of our revenues in the years ended January 31, 2024, 2023, and 2022 or for more than 10% of our accounts receivable as of January 31, 2024 and 2023. We perform ongoing credit evaluations of our customers, do not require collateral and maintain allowances for potential credit losses on customers’ accounts using the expected loss model.

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

DocuSign, Inc.| 2024 Form 10-K | 68

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
DocuSign, Inc.| 2024 Form 10-K | 69

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

These deferred commissions are amortized on a straight-line basis over the periods of benefit, commensurate with the pattern of revenue recognition. Commissions paid for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rates between new and renewal contracts. The period of benefit for commissions paid for the acquisition of the initial subscription contract, of five years, is determined by taking into consideration our initial estimated customer life and the technological life of our software platform and related significant features. The period of benefit for renewal subscription contracts, of two years, is determined by the weighted average contractual term for renewal contracts.

Commissions paid on professional services contracts are amortized over the period of benefit, being the period the associated revenue is earned as the commissions paid on new and renewal professional services contracts are commensurate with each other.

Amortization of deferred contract acquisition costs is primarily included in the “Sales and marketing” expense in the consolidated statements of operations and comprehensive income (loss).

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
DocuSign, Inc.| 2024 Form 10-K | 70

“Professional services and other” cost of revenue consists primarily of personnel costs for our professional services delivery team, travel-related costs and allocated overhead.

Advertising

Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in our consolidated statements of operations and comprehensive income (loss). Advertising expense was $95.0 million, $128.3 million and $115.7 million in the years ended January 31, 2024, 2023 and 2022.

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
DocuSign, Inc.| 2024 Form 10-K | 71

Foreign Currency

The functional currency of our foreign entities and branches is generally the local currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity's functional currency are remeasured into its functional currency using current exchange rates at each balance sheet date. Nonmonetary assets and liabilities are not remeasured. We recognize gains and losses from such adjustments within “Interest income and other income, net” in the consolidated statements of operations and comprehensive income (loss) in the period of occurrence.

We present our financial statements in U.S. dollars. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on our consolidated statements of comprehensive income (loss), net of tax. All assets and liabilities denominated in a foreign currency are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using the historical exchange rate.

Net Income (Loss) Per Share Attributable to Common Stockholders

In periods when we have net income, we compute basic and diluted net income per share in conformity with the two-class method required for participating securities. The undistributed earnings are allocated between common stock and participating securities as if all earnings had been distributed during the period presented.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is computed by giving effect to all potential shares of common stock, including shares underlying our convertible senior notes, unvested stock awards, outstanding stock options, ESPP purchase rights, convertible preferred stock, and warrants to purchase common stock and convertible preferred stock, to the extent they are dilutive. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable.

For periods presented in which we have reported net losses, dilutive common shares are not assumed to have been issued as their effect would have been antidilutive. Therefore, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market funds, highly liquid investments with original maturities of three months or less at the date of purchase and deposits with financial institutions and are carried at fair value.

Investments

Investments in marketable securities consist of commercial paper, corporate notes and bonds, municipal notes and bonds, as well as U.S. Treasury and government agency securities. Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are classified as available-for-sale and are carried at fair value in the consolidated balance sheet and are classified as short-term or long-term based on their remaining contractual maturities.

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

DocuSign, Inc.| 2024 Form 10-K | 72

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

As of January 31, 2024 and 2023, we held equity investments in privately-held companies totaling $13.2 million and $12.5 million that were classified in “Other assets—noncurrent” on our consolidated balance sheets.

Restricted Cash

Restricted cash consists primarily of certificates of deposits collateralizing our operating lease agreements for office space and cash withheld from employees to fund claims and program expenses related to the Voluntary Disability Plans in California.

The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of January 31, 2024, 2023, and 2022:

	January 31,
(in thousands)	2024	2023	2022
Cash and cash equivalents	$797,060	$721,895	$509,059
Restricted cash included in prepaid expense and other current assets	1,332	37	280
Restricted cash included in other assets - noncurrent	3,107	1,269	340
Total cash, cash equivalents, and restricted cash	$801,499	$723,201	$509,679

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

DocuSign, Inc.| 2024 Form 10-K | 73

Accounts Receivable and Credit Losses

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

Disposals are removed at cost less accumulated depreciation, and any gain or loss from disposition is reflected in the statement of operations and comprehensive income (loss) in the year of disposition. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred.

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

Operating leases are classified in “Operating lease right-of-use assets”, “Operating lease liabilities—current”, and “Operating lease liabilities—noncurrent” on our consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in “Income (loss) from operations” in our consolidated statements of operations and comprehensive income (loss). We did not have material finance leases for all periods presented.
DocuSign, Inc.| 2024 Form 10-K | 74

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

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have one operating segment and one reporting unit. We performed a qualitative assessment for the fiscal year ended January 31, 2024, and concluded that it is more likely than not that the fair value of the reporting unit significantly exceeds its carrying value. There was no impairment of goodwill recorded in the years ended January 31, 2023 and 2022.

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

We also capitalize qualifying implementation costs under cloud computing arrangements (“CCA”). Capitalization of such costs ceases once the software of the hosting arrangement is ready for its intended use. The CCA implementation costs balance was $64.8 million and $49.5 million as of January 31, 2024 and 2023, and is included in “Other assets—noncurrent” on our consolidated balance sheets and amortized on a straight-line basis over the term of the associated hosting arrangement.

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
DocuSign, Inc.| 2024 Form 10-K | 75

Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive income (loss).

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

Capped calls entered into in connection with the offering of the convertible debt instruments are considered indexed to our own stock and are considered equity classified. They are recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred in connection with the capped calls was recorded as a reduction to additional paid-in capital. Subsequent unwinding of capped calls was recorded as an increase to cash and additional paid-in capital upon settlement.

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

DocuSign, Inc.| 2024 Form 10-K | 76

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances disclosures required for operating segments. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for the Company’s fiscal year beginning February 1, 2024, and interim periods for the fiscal year beginning February 1, 2025, and should be applied on a retrospective basis to all periods presented. We are currently evaluating the effect of adopting ASU 2023-07 on our financial statement disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retrospective basis. We are currently evaluating the effect of adopting ASU 2023-09 on our income tax disclosures.

We have not adopted accounting pronouncements during the year ended January 31, 2024.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% of our revenue in each of the years ended January 31, 2024, 2023 and 2022.

Performance Obligations

As of January 31, 2024, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.2 billion. We expect to recognize 56% of the transaction price allocated to remaining performance obligations within the 12 months following January 31, 2024 in our consolidated statement of operations and comprehensive income (loss).

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $15.9 million and $12.4 million as of January 31, 2024 and 2023. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the years ended January 31, 2024, 2023 and 2022, we recognized revenue of $1.2 billion, $1.0 billion and $773.7 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

DocuSign, Inc.| 2024 Form 10-K | 77

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	January 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$298,517	$—	$—	$298,517
Level 2:
Cash equivalents(1)
Commercial paper	43,845	—	(9)	43,836
U.S. government agency securities	9,968	—	(1)	9,967
Available-for-sale securities
Commercial paper	42,958	2	(25)	42,935
Corporate notes and bonds	299,166	262	(670)	298,758
U.S. governmental securities	28,752	—	(66)	28,686
Level 2 total	424,689	264	(771)	424,182

Total	$723,206	$264	$(771)	$722,699

	January 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$133,009	$—	$—	$133,009
Level 2:
Cash equivalents(1)
Commercial paper	9,992	—	(2)	9,990
Available-for-sale securities
Commercial paper	85,957	—	(258)	85,699
Corporate notes and bonds	367,930	101	(3,771)	364,260
Municipal notes and bonds	7,983	—	(65)	7,918
U.S. governmental securities	38,344	4	(405)	37,943
Level 2 total	510,206	105	(4,501)	505,810

Total	$643,215	$105	$(4,501)	$638,819
(1)Included in "cash and cash equivalents" in our consolidated balance sheets as of January 31, 2024 and 2023, in addition to cash of $444.8 million and $578.9 million

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.
DocuSign, Inc.| 2024 Form 10-K | 78

The fair value of our available-for-sale securities as of January 31, 2024, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$248,402
Due in one to two years	121,977
$370,379

As of January 31, 2024 and 2023, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of January 31, 2024 and 2023.

Strategic Investments

As of January 31, 2024 and 2023, we held equity investments in privately-held companies totaling $13.2 million and $12.5 million. The carrying value of strategic investments is adjusted to fair value on a non-recurring basis for observable transactions of identical or similar investments of the same issuer or for impairment. Strategic investments measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because nonrecurring fair value measurements may include observable and unobservable inputs. During the year ended January 31, 2023, the value of these investments decreased $3.7 million, net.

Convertible Senior Notes

As of January 31, 2024, the 2023 Notes and 2024 Notes had been extinguished. As of January 31, 2023, we estimated the fair value based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last trading day of the reporting period (Level 2), and the Notes were recorded at face value less unamortized debt discount and transaction costs as “Convertible senior notes—current.” Refer to Note 7 for further information.

(in thousands)	January 31, 2023
0.5% Convertible Senior Notes due in 2023
Aggregate principal amount	$37,083
Fair value amount	38,981

0.0% Convertible Senior Notes due in 2024
Aggregate principal amount	$690,000
Fair value amount	655,666

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	January 31,
(in thousands)	2024	2023
Computer and network equipment	$142,241	$138,869
Software, including capitalized software development costs	168,584	114,524
Furniture and office equipment	18,196	20,897
Leasehold improvements	58,230	73,415
	387,251	347,705
Less: Accumulated depreciation	(244,270)	(210,781)
	142,981	136,924
Work in progress	102,192	62,968
	$245,173	$199,892

DocuSign, Inc.| 2024 Form 10-K | 79

Depreciation and amortization expenses associated with property and equipment was $75.7 million, $65.5 million and $57.1 million in the years ended January 31, 2024, 2023 and 2022. This included amortization expense related to capitalized internally-developed software costs of $35.1 million, $19.7 million and $10.3 million in the respective years.

We capitalized $95.3 million, $66.1 million and $39.0 million of internally developed software costs, including $30.8 million, $19.2 million and $9.8 million of capitalized stock-based compensation in the years ended January 31, 2024, 2023 and 2022, respectively.

Note 5. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2022	$355,058
Foreign currency translation	(1,439)
Balance at January 31, 2023	353,619
Foreign currency translation	(481)
Balance at January 31, 2024	$353,138

Intangible assets consisted of the following:

	As of January 31, 2024				As of January 31, 2023
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	1.3	$76,194	$(65,777)	$10,417	$76,194	$(56,920)	$19,274
Customer contracts & related relationships	5.1	110,082	(60,947)	49,135	110,082	(50,429)	59,653
Other	0.0	22,534	(22,534)	—	22,534	(22,534)	—
	4.4	$208,810	$(149,258)	59,552	$208,810	$(129,883)	78,927
Cumulative translation adjustment				(8,647)			(8,647)
Total				$50,905			$70,280

Amortization of finite-lived intangible assets was as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Cost of subscription revenue	$8,857	$9,613	$11,670
Sales and marketing	10,518	11,093	13,100
Total	$19,375	$20,706	$24,770

As of January 31, 2024, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period	Amount (in thousands)
2025	$18,798
2026	12,655
2027	10,518
2028	8,058
2029	4,311
Thereafter	5,212
Total	$59,552

DocuSign, Inc.| 2024 Form 10-K | 80

Note 6. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Year Ended January 31,
(in thousands)	2024	2023
Deferred Contract Acquisition Costs
Beginning balance	$355,389	$315,158
Additions to deferred contract acquisition costs	209,353	179,898
Amortization of deferred contract acquisition costs	(155,807)	(134,964)
Cumulative translation adjustment	723	(4,703)
Ending balance	$409,658	$355,389

Deferred Contract Fulfillment Costs
Beginning balance	$21,076	$19,088
Additions to deferred contract fulfillment costs	45,806	52,417
Amortization of deferred contract fulfillment costs	(44,356)	(50,081)
Cumulative translation adjustment	(1)	(348)
Ending balance	$22,525	$21,076

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

When outstanding, the Notes were senior unsecured obligations and ranked senior in right of payment to any of our indebtedness that was expressly subordinated in right of payment to the Notes; equal in right of payment to any of our unsecured indebtedness then existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

The 2023 Notes were governed by an indenture dated September 18, 2018 (the “2018 Indenture”). The 2024 Notes were governed by an indenture dated January 15, 2021 (the “2021 Indenture,” and together with the 2018 Indenture, the “Indentures”). The Indentures were between us, as the issuer, and U.S. Bank National Association, as trustee. The Indentures did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The 2023 Notes matured on September 15, 2023. Interest on the 2023 Notes was payable semi-annually in arrears on March 15 and September 15 of each year. The Notes were subject to additional interest in certain events of default. The 2024 Notes matured on January 15, 2024.

Conversions of the 2023 Notes

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

DocuSign, Inc.| 2024 10-K | 81

Extinguishment of the 2023 Notes and 2024 Notes

We repaid in cash $37.1 million and $689.9 million in aggregate principal amount of the 2023 Notes and 2024 Notes respectively during the year ended January 31, 2024.

Net Carrying Amounts of the Liability Components

As of January 31, 2024, the 2023 Notes and 2024 Notes had been extinguished, and all outstanding amounts were repaid in full. As of January 31, 2023, the 2023 Notes and 2024 Notes were within one year of maturity and were therefore classified as current liabilities in our consolidated balance sheets. The net carrying amounts of the Notes were as follows:

	January 31,
(in thousands)	2024	2023
2023 Notes (effective interest rate of 5.9%):
Principal	$575,000	$575,000
Less: extinguishment or conversion	(575,000)	(537,917)
Unpaid principal	—	37,083
Less: unamortized transaction costs	—	(118)
Net carrying value of liability component	$—	$36,965
Excess of if-converted value over principal	$—	$—

2024 Notes (effective interest rate of 3.8%):
Principal	$690,000	$690,000
Less: extinguishment or conversion	(690,000)	—
Unpaid principal	—	690,000
Less: unamortized transaction costs	—	(4,078)
Net carrying value of liability component	$—	$685,922
Excess of if-converted value over principal	$—	$—

Interest expense recognized related to the Notes was as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Contractual interest expense	$425	$185	$168
Amortization of transaction costs	4,197	4,415	4,544
Total	$4,622	$4,600	$4,712
Capped Calls

To minimize the potential economic dilution to our common stock upon conversion of the Notes, we entered into privately-negotiated capped call transactions ("Capped Calls") with certain counterparties.

In the first quarter of fiscal 2024, we unwound $23.7 million of the Capped Calls in relation to our 2023 Notes and received cash from the counterparties. All remaining Capped Calls associated with the 2023 Notes and 2024 Notes expired during the year ended January 31, 2024.

DocuSign, Inc.| 2024 10-K | 82

Impact on Net Income (Loss) Per Share

In periods when we have net income, the shares of our common stock subject to the Notes outstanding during the period are included in our diluted earnings per share under the if-converted method.

Capped Calls are excluded from the calculation of diluted earnings per share, as they would be antidilutive. However, upon conversion, there will be no economic dilution from the Notes unless the market price of our common stock exceeds the initial $110.00 per share cap price associated with the 2023 Notes and $525.30 per share cap price associated with the 2024 Notes, as exercise of the Capped Calls offsets any dilution from the Notes from the conversion price up to the cap price.

As of January 31, 2024 and 2023, the market price of our common stock did not exceed the $110.00 per share cap price associated with the 2023 Notes or the $525.30 cap price associated with the 2024 notes. Therefore, the Notes would not have caused economic dilution if converted as of January 31, 2024 and 2023. As of January 31, 2022, the market price of our common stock exceeded the $110.00 per share cap price associated with the 2023 Notes but not the $525.30 cap price associated with the 2024 notes. Therefore, the 2023 Notes would have caused economic dilution if converted as of January 31, 2022.

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

The facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2024. As of January 31, 2024, there were no outstanding borrowings under the revolving credit facility. The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

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

Operating lease expense for the fiscal years ended January 31, 2024, 2023 and 2022 was $28.5 million, $33.2 million and $34.4 million.

Future lease payments under operating leases as of January 31, 2024, were as follows:

Fiscal Period:	Amount (in thousands)
2025	$28,350
2026	23,407
2027	21,064
2028	17,044
2029	14,526
Thereafter	69,278
Total undiscounted cash flows	$173,669
Less: imputed interest	(30,616)
Present value of lease liabilities	$143,053

The weighted average remaining lease terms as of January 31, 2024 and 2023 were 8.1 years and 8.5 years. The discount rates for operating leases as of January 31, 2024 and 2023 were 4.7% and 4.6%.

DocuSign, Inc.| 2024 10-K | 83

Note 9. Commitments and Contingencies

As of January 31, 2024, we had unused letters of credit outstanding totaling $2.4 million, the majority of which are associated with our various operating leases.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of January 31, 2024, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2025	$62,266
2026	54,399
2027	8,318
2028	1,663
2029	1,138
Thereafter	484
Total	$128,268

In May 2022, we entered into an agreement with a public cloud computing service provider. Under the agreement, the minimum commitment is $175.0 million through fiscal 2028. As of January 31, 2024, the remaining commitment, which is excluded from the table above, was $123.0 million.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of January 31, 2024 and 2023. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

DocuSign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. DocuSign, Inc., et al., Case No. 3:22-cv-00824, naming DocuSign and certain of our then-current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our motion to dismiss the case at the pleading stage was denied by the U.S. District Court on April 18, 2023 and the suit is now proceeding.
DocuSign, Inc.| 2024 10-K | 84

An earlier action alleging similar claims against the same defendants, captioned Collins v. DocuSign, Inc., et al., Case No. 3:22-cv-00851, filed in the Eastern District of New York and subsequently transferred to the Northern District of California, was voluntarily dismissed on February 14, 2022.

Five putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; on September 20, 2022 in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343; and on March 7, 2024 in the Delaware Court of Chancery, captioned Roy v. Alhadeff, et al., Case No. C.A. 2024-0223-JTL. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, then-current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, gross mismanagement, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The Delaware suit (Pottetti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022 staying the action in light of the securities class action and no response to the complaint will be due unless and until the stay is lifted. We anticipate seeking a stay of the newly filed Delaware suit (Roy) on similar terms.

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

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. DocuSign, Inc. and Mary Agnes Wilderotter. In the demand, Mr. Springer alleges that he was wrongfully terminated as Chief Executive Officer; asserts related claims against DocuSign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief. The arbitration hearing for this case took place from March 11-15, 2024, and a final order from the arbitrator is expected on or before June 30, 2024.

DocuSign, Inc.| 2024 10-K | 85

Note 10. Stockholders' Equity

Common Stock Reserved for Future Issuance

We have reserved the following shares of common stock, on an as-if converted basis, for future issuance as follows:

	January 31,
(in thousands)	2024	2023
RSUs outstanding	26,965	17,801
Options issued and outstanding	1,385	2,228
Remaining shares available for future issuance under the Equity Incentive Plans	35,663	39,538
Remaining shares available for future issuance under the ESPP	10,628	9,447
Total shares of common stock reserved	74,641	69,014

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

The 2018 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. RSUs granted under the 2018 Plan generally vest over a four-year period, either quarterly or with 25% vesting at the end of one year and the remainder quarterly thereafter. Additionally, we grant performance stock awards to our executives on an annual basis.

Shares available for grant under the 2018 Plan for the year ended January 31, 2024 was as follows:

(in thousands)	Year Ended January 31, 2024
Available at beginning of fiscal year	39,538
Awards authorized	10,095
Shares granted	(19,573)
Shares canceled/expired	2,888
Shares withheld for taxes	2,715
Available at end of fiscal year	35,663

The 2018 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2019, and ending on February 1, 2028, by 5% of the total number of shares of our capital stock outstanding on the immediately preceding January 31st (or such lesser number of shares as our board of directors or a committee of our board of directors may approve). The most recent automatic increase of 10.3 million shares occurred on February 1, 2024.

DocuSign, Inc.| 2024 10-K | 86

RSUs

The majority of RSUs vest upon the satisfaction of a service-based vesting condition. From time to time, we may also grant RSUs that are subject to either a performance-based or market-based vesting conditions. The performance-based conditions will be satisfied upon satisfaction of certain financial performance targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or relative total shareholder return are met. The weighted-average grant date fair value for RSUs granted during the years ended January 31, 2024, 2023 and 2022 was $54.15, $66.50 and $226.20 per share. The total grant date fair value of RSUs vested during the years ended January 31, 2024, 2023 and 2022 was $631.8 million, $461.8 million and $367.1 million.

RSU activity for the year ended January 31, 2024 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2023	17,621	$81.30
Granted	19,573	54.15
Vested	(7,609)	83.03
Canceled	(2,885)	83.30
Unvested at January 31, 2024	26,700	$60.70

As of January 31, 2024, our total unrecognized compensation cost related to RSUs was $1.2 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 3.0 years.

As of January 31, 2024, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions was $117.9 million.

We calculated the fair value of the RSU with market conditions using Monte Carlo option-pricing model based on the following assumptions:

	Year Ended January 31,
	2024	2023	2022
Risk-free interest rate	4.12%	3.21% - 4.42%	0.30%
Expected dividend yield	—%	—%	—%
Expected life (in years)	3.0	1.0 - 6.7	3.0
Expected volatility	71%	54% - 66%	46%

Stock Options

There were no options granted during the years ended January 31, 2024, 2023 and 2022.

Option activity for the year ended January 31, 2024 was as follows:

(in thousands, except per share data and years)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2023, all vested and exercisable	2,228	$17.11	3.60	$96,839
Exercised	(840)	16.65
Canceled/expired	(3)	17.48
Outstanding at January 31, 2024, all vested and exercisable	1,385	$17.39	2.63	$60,117

DocuSign, Inc.| 2024 10-K | 87

As of January 31, 2024, there was no remaining unrecognized compensation cost related to stock option grants. The aggregate intrinsic value of options exercised during the years ended January 31, 2024, 2023 and 2022 was $23.6 million, $48.1 million and $391.2 million.

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

We calculated the fair value of the ESPP purchase right using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended January 31,
	2024	2023	2022
Risk-free interest rate	4.93% - 5.59%	1.15% - 4.04%	0.04%-0.06%
Expected dividend yield	—%	—%	—%
Expected life of purchase right (in years)	0.5	0.5	0.5
Expected volatility	31% - 76%	83% - 102%	43% - 58%

The expected term for the ESPP purchase rights is based on the duration of the offering period. Estimated volatility for ESPP purchase rights is based on the historical volatility of our common stock price. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends. Compensation expense related to the ESPP was $16.0 million, $22.2 million and $18.6 million for the years ended January 31, 2024, 2023 and 2022.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of January 31, 2024, 10.6 million shares of common stock were reserved for issuance under the ESPP.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. Subsequently, in September 2023, our board of directors authorized an increase to its existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock.

During the year ended January 31, 2024, we repurchased and canceled 3.1 million shares of common stock at an average price of $47.57 per share, for an aggregate amount of $145.5 million. During the year ended January 31, 2023, we repurchased and canceled 1.1 million shares of common stock at an average price of $55.52 per share, for an aggregate amount of $63.0 million.

DocuSign, Inc.| 2024 10-K | 88

Note 11. Restructuring and Other Related Charges

2023 Restructuring Plan

During fiscal 2023, the board of directors authorized a restructuring plan (the “2023 Restructuring Plan”) in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency. As of the fourth quarter of fiscal 2023, the 2023 Restructuring Plan had been substantially completed.

2024 Restructuring Plan

During fiscal 2024, the board of directors authorized a restructuring plan (the “2024 Restructuring Plan”) designed to support our growth, scale and profitability objectives. As of the second quarter of fiscal 2024, the 2024 Restructuring Plan had been substantially completed.

The amounts associated with both restructuring plans are recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive income (loss) as they are incurred.

For the year ended January 31, 2024, restructuring and other related charges were $30.4 million, and primarily composed of $28.8 million for employee termination benefits, which included stock-based compensation expense of $5.0 million. For the year ended January 31, 2023, restructuring and other related charges were $28.3 million, and primarily composed of $27.4 million for employee termination benefits, which included stock-based compensation expense of $5.6 million.

The following table summarizes our restructuring liabilities during the year ended January 31, 2024:

(in thousands)	January 31, 2023	Accruals	Cash Payments	January 31, 2024
2023 Restructuring Plan
Employee termination benefits	$384	$1,749	$(2,133)	$—
Other	158	20	(178)	—
Total	$542	$1,769	$(2,311)	$—

2024 Restructuring Plan
Employee termination benefits	$—	$21,837	$(21,837)	$—
Other	—	1,554	(1,432)	122
Total	$—	$23,391	$(23,269)	$122

DocuSign, Inc.| 2024 10-K | 89

Note 12. Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for periods presented:

	Year Ended January 31,
(in thousands, except per share data)	2024	2023	2022
Numerator:
Net income (loss) attributable to common stockholders, basic	$73,980	$(97,454)	$(69,976)
Add: Interest expense on convertible senior notes	425	—	—
Net income (loss) attributable to common stockholders, diluted	$74,405	$(97,454)	$(69,976)
Denominator:
Weighted-average common shares outstanding, basic	204,070	200,903	196,675
Effect of dilutive securities	4,880	—	—
Weighted-average common shares outstanding, diluted	208,950	200,903	196,675
Net income (loss) per share attributable to common stockholders:
Basic	$0.36	$(0.49)	$(0.36)
Diluted	$0.36	$(0.49)	$(0.36)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	January 31,
(in thousands)	2024	2023	2022
RSUs	6,430	15,129	7,843
Stock options	—	2,228	3,105
ESPP	—	516	287
Convertible senior notes	—	2,161	2,161
Total antidilutive securities	6,430	20,034	13,396

Note 13. Employee Benefit Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In the fourth quarter of fiscal 2019, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s base salary and commissions paid during the period. During the year ended January 31, 2024, 2023 and 2022, we recognized expenses of $33.2 million, $32.3 million and $25.5 million related to matching contributions.

Note 14. Income Taxes

The domestic and foreign components of pre-tax income (loss) were as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
U.S.	$54,551	$19,673	$(93,356)
International	39,128	(109,554)	26,442
Income (loss) before income taxes	$93,679	$(89,881)	$(66,914)

DocuSign, Inc.| 2024 10-K | 90

The components of our income tax provision were as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Current
Federal	$6,390	$(464)	$(931)
State	2,018	1,666	(108)
Foreign	4,974	4,674	3,407
Total current	13,382	5,876	2,368

Deferred
Federal	21	21	213
State	2	(21)	184
Foreign	6,294	1,697	297
Total deferred	6,317	1,697	694
Provision for income taxes	$19,699	$7,573	$3,062

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	Year Ended January 31,
(in percentage)	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
State taxes	2.4	(2.4)	2.1
Foreign tax rate differential	37.9	16.4	(3.4)
Foreign-derived intangible income deduction	(11.7)	—	—
Stock-based compensation	81.8	(55.1)	309.6
Change in valuation allowance	(102.5)	(35.5)	(386.4)
Dual Jurisdiction Deferred Taxes	36.0	39.2	—
Research and development credits	(46.0)	20.1	58.2
Lapse of Statute of Limitations	(0.2)	0.6	1.4
Other deferred adjustment	(1.2)	(10.7)	(9.9)
Other	3.5	(2.0)	2.8
Effective tax rate	21.0%	(8.4)%	(4.6)%

DocuSign, Inc.| 2024 10-K | 91

The significant components of net deferred tax balances were as follows:

	January 31,
(in thousands)	2024	2023
Deferred tax assets
Net operating loss carryforwards	$570,152	$711,532
Accruals and reserves	14,895	18,330
Stock-based compensation	39,320	49,615
Research and development credits	147,959	118,183
Capitalized research and development expenses	246,945	204,501
Other	53,140	55,087
Total deferred tax assets	1,072,411	1,157,248
Less: Valuation allowance	(934,816)	(1,032,016)
Deferred tax assets, net of valuation allowance	137,595	125,232
Deferred tax liabilities
Deferred contract acquisition costs	(100,806)	(103,185)
Other	(51,500)	(30,646)
Total deferred tax liabilities	(152,306)	(133,831)
Net deferred tax liabilities	$(14,711)	$(8,599)

We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant additional costs upon repatriation of such amounts. We concluded any book/tax outside basis differences are not material to the consolidated financial statements as a whole as of and for the year ended January 31, 2024.
Recognized tax benefits on total stock-based compensation expense, which are reflected in the "Provision for income taxes" in the consolidated statements of operations and comprehensive income (loss), were $7.1 million, $3.3 million and $1.6 million in the years ended January 31, 2024, 2023 and 2022, respectively. Our tax provision includes a $3.8 million tax shortfall, $2.2 million tax shortfall and $1.9 million of excess tax benefits from stock-based compensation for the years ended January 31, 2024, 2023 and 2022, respectively.

As of January 31, 2024, we had accumulated net operating loss carryforwards of $2.2 billion for federal and $1.2 billion for state. Of the federal net operating losses, $2.2 billion is carried forward indefinitely, but is limited to 80% of taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2027 and 2024, respectively. As of January 31, 2024, we also had total foreign net operating loss carryforwards of $152.5 million, which do not expire under local law.

As of January 31, 2024, we had accumulated U.S. research tax credits of $153.7 million for federal and $52.3 million for California. The U.S. federal research tax credits will begin to expire in 2033. The California research tax credits do not expire.

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

DocuSign, Inc.| 2024 10-K | 92

A reconciliation of the beginning and ending balance of total unrecognized tax benefits was as follows:

	January 31,
(in thousands)	2024	2023
Unrecognized tax benefits balance at February 1	$47,946	$46,729
Gross increase for tax positions of prior years	4,368	333
Gross decrease for tax positions of prior years	(156)	(1,734)
Settlements	—	(2,484)
Gross increase for tax positions of current year	8,586	5,102
Unrecognized tax benefits balance at January 31	$60,744	$47,946

As of January 31, 2024, the Company had $60.7 million of unrecognized tax benefits, of which $11.0 million could affect the Company’s effective tax rate, if recognized. The remainder of the unrecognized tax benefits would not affect the effective tax rate due to a significant portion of the unrecognized tax benefit being recorded as a reduction in our gross deferred tax asset, offset by a reduction in our valuation allowance. We have aggregate net uncertain tax positions of $12.3 million, $11.3 million and $16.2 million included in Other liabilities—noncurrent on our consolidated balance sheet as of January 31, 2024, 2023 and 2022.

We do not expect our gross unrecognized tax benefit to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. As of January 31, 2024, accrued interest and penalties was $1.3 million.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through January 31, 2024 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are not under examination in any material jurisdictions.

We recognize valuation allowances on deferred tax assets if it is more likely than not that some or all the deferred tax assets will not be realized. Due to our history of losses in the U.S., the net cumulative U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $97.2 million in the year ended January 31, 2024 and increased by $32.8 million in the year ended January 31, 2023.

The following table represents the rollforward of our valuation allowance:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Beginning balance	$1,032,016	$999,191	$723,767
Valuation allowance charged to income tax provision	(97,200)	32,825	256,017
Adoption of ASU 2020-06	—	—	19,407
Ending balance	$934,816	$1,032,016	$999,191

Note 15. Geographic Information

We operate in one operating segment and one reportable segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is our CODM.

Revenue by geography is based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
U.S.	$2,032,950	$1,895,932	$1,625,966
International	728,932	619,983	481,247
Total revenue	$2,761,882	$2,515,915	$2,107,213

No single country other than the U.S. had revenue greater than 10% of total revenue in the years ended January 31, 2024, 2023 and 2022.

DocuSign, Inc.| 2024 10-K | 93

Our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	January 31,
(in thousands)	2024	2023
U.S.	$296,609	$266,328
Ireland	39,899	44,019
All other countries	31,853	31,038
Total long-lived assets	$368,361	$341,385

Note 16. Subsequent Events

On February 6, 2024, we announced a restructuring plan (“2025 Restructuring Plan”) that was designed to strengthen and support our financial and operational efficiency while continuing to invest in product and related initiatives. As part of the 2025 Restructuring Plan, we expect to restructure and reduce our current workforce by approximately 6%, with the majority in our Sales & Marketing organizations. We currently estimate that we will incur charges of approximately $28 million to $32 million in connection with the 2025 Restructuring Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, employee benefits, and related costs as well as non-cash expenses related to vesting of share-based awards. We expect that the majority of the restructuring charges will be incurred in the first quarter of fiscal 2025, and that the execution of the 2025 Restructuring Plan will be substantially complete by the end of the second quarter of fiscal 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of January 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of January 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DocuSign, Inc.| 2024 10-K | 94

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

ITEM 9B. OTHER INFORMATION

During the three months ended January 31, 2024, none of the officers or directors of the Company entered into trading plans intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies on insider trading.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

DocuSign, Inc.| 2024 10-K | 95

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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.
DocuSign, Inc.| 2024 10-K | 96

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Annual Report on Form 10-K:

1.Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits

See the Exhibit Index immediately following "Item 16. Form 10-K Summary."

DocuSign, Inc.| 2024 10-K | 97

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 11, 2024
4.1	Form of Common Stock Certificate.	S-1/A	333-223990	4.1	April 17, 2018
4.2	Credit Agreement, dated as of January 11, 2021, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and Silicon Valley Bank, and the lenders thereunder.	8-K	001-38465	99.1	January 11, 2021
4.3	First Amendment to Credit Agreement, dated as of May 26, 2023, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and First-Citizens Bank & Trust, and the lenders thereunder.	10-Q	001-38465	4.1	June 8, 2023
4.7	Description of the Registrant's Securities.	10-K	001-38465	4.8	March 31, 2021
10.1	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	8-K	001-38465	10.1	December 3, 2020
10.2#	Amended and Restated 2011 Equity Incentive Plan, as amended.	S-1	333-223990	10.2	March 28, 2018
10.3#	Form of Option Agreement and Exercise Notice under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.3	March 28, 2018
10.4#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.4	March 28, 2018
10.5#	2018 Equity Incentive Plan.	S-8	333-224577	10.6	May 1, 2018
10.6#	Form of Option Agreement and Exercise Notice under 2018 Equity Incentive Plan.	S-1	333-223990	10.6	March 28, 2018
10.7#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2018 Equity Incentive Plan.	S-1	333-223990	10.7	March 28, 2018
10.8#	2018 Employee Stock Purchase Plan.	S-8	333-224577	10.9	May 1, 2018
10.9#	Form of Performance Stock Unit Grant Notice under 2018 Equity Incentive Plan.	10-Q	001-38465	10.5	June 9, 2022
10.10	Office Lease 221 Main Street and related amendments.	S-1	333-223990	10.12	March 28, 2018
10.11	11th Amendment to Office Lease 221 Main Street.	10-K	001-38465	10.12	March 27, 2023
10.12#	Non-Employee Director Compensation Policy, amended and restated as of May 31, 2023.	10-Q	001-38465	10.7	June 8, 2023
10.13#	Non-Employee Director Compensation Policy, amended and restated as of August 29, 2023.	10-Q	001-38465	10.1	September 7, 2023
10.14#	Offer Letter, dated as of May 9, 2022, by and between the Registrant and Stephen Shute.	10-Q	001-38465	10.1	June 9, 2022
10.15#	Offer Letter dated September 13, 2022 by and between the Registrant and Allan Thygesen.	8-K	001-38465	10.1	September 22, 2022
DocuSign, Inc.| 2024 10-K | 98

10.16#	Transition Services and Separation Agreement, dated March 9, 2023, by and between the Registrant and Cynthia Gaylor.	8-K	001-38465	10.1	March 10, 2023
10.17#	Offer Letter, dated as of January 3, 2023, by and between the Registrant and Robert Chatwani.	8-K	001-38465	10.2	March 10, 2023
10.18#	Offer Letter, dated as of April 26, 2023, by and between the Registrant and Blake Grayson.	8-K	001-38465	10.1	May 16, 2023
10.19#	Separation Agreement by and between DocuSign, Inc. and Inhi Cho Suh, dated January 16, 2024.	8-K	001-38465	10.1	January 16, 2024
10.20#	Form of Amended and Restated Executive Severance and Change in Control Agreement.	8-K	001-38465	10.2	January 16, 2024
10.21#	Second Amended and Restated Executive Severance and Change in Control Agreement by and between DocuSign, Inc. and Stephen Shute, dated March 13, 2024.	8-K	001-38465	10.1	March 15, 2024
21.1	Subsidiaries of the Registrant.			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			Filed herewith
24.1	Power of Attorney (reference is made to the signature page hereto).			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
97.1	Compensation Recovery (Clawback) Policy, adopted November 28, 2023.			Filed herewith
101.INS	Inline XBRL Instance Document.			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan, contract or agreement.

DocuSign, Inc.| 2024 10-K | 99

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 21, 2024

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Allan Thygesen and Blake Grayson, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

DocuSign, Inc.| 2024 10-K | 100

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Allan Thygesen	Chief Executive Officer and Director	March 21, 2024
Allan Thygesen	(Principal Executive Officer)

/s/ Blake Grayson	Chief Financial Officer	March 21, 2024
Blake Grayson	(Principal Accounting and Financial Officer)

/s/ Mary Agnes Wilderotter	Chair, Director	March 21, 2024
Mary Agnes Wilderotter

/s/ James Beer	Director	March 21, 2024
James Beer

/s/ Teresa Briggs	Director	March 21, 2024
Teresa Briggs

/s/ Cain A. Hayes	Director	March 21, 2024
Cain A. Hayes

/s/ Blake J. Irving	Director	March 21, 2024
Blake J. Irving

/s/ Anna Marrs	Director	March 21, 2024
Anna Marrs

/s/ Enrique T. Salem	Director	March 21, 2024
Enrique T. Salem

/s/ Peter Solvik	Director	March 21, 2024
Peter Solvik

/s/ Daniel D. Springer	Director	March 21, 2024
Daniel D. Springer

DocuSign, Inc.| 2024 10-K | 101