Form 10-Q
period 2024-04-30
DOCUSIGN, INC.
filed 2024-06-07
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 204,716,354 shares of common stock, par value $0.0001, outstanding at May 31, 2024.

DOCUSIGN, INC.

Docusign, Inc. | 2025 Form 10-Q | 2

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, our anticipated future products and product strategy, our objectives for future operations, and the impact of such assumptions on our financial condition and results of operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, uncertainty about the interest rate environment, instability in the global banking sector, and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market; our ability to compete effectively in an evolving and competitive market; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to effectively sustain and manage our growth and future expenses and achieve and maintain future profitability; our ability to attract new customers and maintain and expand our existing customer base; our ability to effectively implement and execute our restructuring plans; our ability to scale and update our platform to respond to customers’ needs and rapid technological change, including our ability to successfully incorporate generative artificial intelligence into our existing and future products; our ability to successfully execute our go-to-market and sales strategy for our IAM platform; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to retain our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our ability to realize the anticipated benefits of our stock repurchase program; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

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
Docusign, Inc. | 2025 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	April 30, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$817,388	$797,060
Investments—current	269,400	248,402
Accounts receivable, net of allowance for doubtful accounts of $5,890 and $5,499 as of April 30, 2024 and January 31, 2024	306,152	439,299
Contract assets—current	12,319	15,922
Prepaid expenses and other current assets	84,540	66,984
Total current assets	1,489,799	1,567,667
Investments—noncurrent	139,108	121,977
Property and equipment, net	255,736	245,173
Operating lease right-of-use assets	119,997	123,188
Goodwill	352,450	353,138
Intangible assets, net	46,206	50,905
Deferred contract acquisition costs—noncurrent	415,739	409,627
Other assets—noncurrent	107,654	99,615
Total assets	$2,926,689	$2,971,290
Liabilities and Equity
Current liabilities
Accounts payable	$17,700	$19,029
Accrued expenses and other current liabilities	99,177	104,037
Accrued compensation	153,932	195,266
Contract liabilities—current	1,313,227	1,320,059
Operating lease liabilities—current	20,925	22,230
Total current liabilities	1,604,961	1,660,621
Contract liabilities—noncurrent	23,840	21,980
Operating lease liabilities—noncurrent	117,444	120,823
Deferred tax liability—noncurrent	18,037	16,795
Other liabilities—noncurrent	25,407	21,332
Total liabilities	1,789,689	1,841,551
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of April 30, 2024 and January 31, 2024	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 204,701 shares outstanding as of April 30, 2024; 500,000 shares authorized, 205,326 shares outstanding as of January 31, 2024	20	21
Treasury stock, at cost: 26 shares as of April 30, 2024; 18 shares as of January 31, 2024	(2,670)	(2,164)
Additional paid-in capital	2,950,081	2,821,461
Accumulated other comprehensive loss	(24,910)	(19,360)
Accumulated deficit	(1,785,521)	(1,670,219)
Total stockholders’ equity	1,137,000	1,129,739
Total liabilities and equity	$2,926,689	$2,971,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2024	2023
Revenue:
Subscription	$691,483	$639,307
Professional services and other	18,157	22,081
Total revenue	709,640	661,388
Cost of revenue:
Subscription	126,602	108,942
Professional services and other	22,844	27,545
Total cost of revenue	149,446	136,487
Gross profit	560,194	524,901
Operating expenses:
Sales and marketing	281,644	280,605
Research and development	134,320	115,364
General and administrative	92,478	104,811
Restructuring and other related charges	29,124	28,772
Total operating expenses	537,566	529,552
Income (loss) from operations	22,628	(4,651)
Interest expense	(144)	(1,966)
Interest income and other income, net	14,109	12,245
Income before provision for income taxes	36,593	5,628
Provision for income taxes	2,833	5,089
Net income	$33,760	$539
Net income per share attributable to common stockholders:
Basic	$0.16	$0.00
Diluted	$0.16	$0.00
Weighted-average shares used in computing net income per share:
Basic	205,870	202,631
Diluted	209,896	208,071

Comprehensive income:
Foreign currency translation gain (loss), net of tax	$(4,301)	$431
Unrealized gains (losses) on investments, net of tax	(1,249)	648
Other comprehensive income (loss)	(5,550)	1,079
Comprehensive income	$28,210	$1,618

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$14,181	$11,357
Cost of revenue—professional services and other	4,702	6,730
Sales and marketing	46,271	45,326
Research and development	44,202	35,997
General and administrative	28,520	40,342
Restructuring and other related charges	4,628	4,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2024	205,326	$21	$2,821,461	$(2,164)	$(19,360)	$(1,670,219)	$1,129,739
Exercise of stock options	55	—	634	—	—	—	634
Settlement of restricted stock units	2,088	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(796)	—	(44,845)	(506)	—	—	(45,351)
Employee stock purchase plan	564	—	20,190	—	—	—	20,190
Repurchases of common stock	(2,536)	(1)	—	—	—	(149,062)	(149,063)
Employee stock-based compensation	—	—	152,641	—	—	—	152,641
Net income	—	—	—	—	—	33,760	33,760
Other comprehensive loss, net	—	—	—	—	(5,550)	—	(5,550)
Balances at April 30, 2024	204,701	$20	$2,950,081	$(2,670)	$(24,910)	$(1,785,521)	$1,137,000

Balances at January 31, 2023	201,904	$20	$2,240,732	$(1,785)	$(22,996)	$(1,598,684)	$617,287
Exercise of stock options	15	—	127	—	—	—	127
Settlement of restricted stock units	1,144	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(415)	—	(22,834)	(242)	—	—	(23,076)
Employee stock purchase plan	420	—	18,390	—	—	—	18,390
Repurchases of common stock	(709)	—	—	—	—	(40,472)	(40,472)
Settlement of capped calls, net of related costs	—	—	23,688	—	—	—	23,688
Employee stock-based compensation	—	—	151,930	—	—	—	151,930
Net income	—	—	—	—	—	539	539
Other comprehensive income, net	—	—	—	—	1,079	—	1,079
Balances at April 30, 2023	202,359	$20	$2,412,033	$(2,027)	$(21,917)	$(1,638,617)	$749,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2025 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$33,760	$539
Adjustments to reconcile net income provided by operating activities:
Depreciation and amortization	24,506	22,867
Amortization of deferred contract acquisition and fulfillment costs	54,212	48,230
Amortization of debt discount and transaction costs	138	1,246
Non-cash operating lease costs	4,878	5,980
Stock-based compensation expense	142,504	144,706
Deferred income taxes	1,477	1,623
Other	1,472	(831)
Changes in operating assets and liabilities:
Accounts receivable	130,639	108,281
Prepaid expenses and other current assets	(17,061)	(16,803)
Deferred contract acquisition and fulfillment costs	(63,072)	(56,526)
Other assets	1,917	(7,661)
Accounts payable	(1,163)	(9,021)
Accrued expenses and other liabilities	(3,480)	1,095
Accrued compensation	(45,048)	(21,582)
Contract liabilities	(4,973)	18,287
Operating lease liabilities	(5,880)	(6,795)
Net cash provided by operating activities	254,826	233,635
Cash flows from investing activities:
Purchases of marketable securities	(119,638)	(53,830)
Maturities of marketable securities	82,114	80,699
Purchases of strategic and other investments	(500)	—
Purchases of property and equipment	(22,753)	(19,057)
Net cash provided by (used in) investing activities	(60,777)	7,812
Cash flows from financing activities:
Repurchases of common stock	(149,062)	(40,472)
Settlement of capped calls, net of related costs	—	23,688
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(41,637)	(22,637)
Proceeds from exercise of stock options	635	127
Proceeds from employee stock purchase plan	20,190	18,390
Net cash used in financing activities	(169,874)	(20,904)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,915)	1,011
Net increase in cash, cash equivalents and restricted cash	21,260	221,554
Cash, cash equivalents and restricted cash at beginning of period (1)	801,499	723,201
Cash, cash equivalents and restricted cash at end of period (1)	$822,759	$944,755
(1) $5.4 million and $4.4 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent at April 30, 2024 and January 31, 2024. $4.3 million and $1.3 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent at April 30, 2023 and January 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended April 30,
(in thousands)	2024	2023
Supplemental disclosure:
Cash paid for interest	$—	$93
Cash paid for operating lease liabilities	7,689	10,861
Cash paid for income taxes	3,875	765
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2,416	$2,727
Operating lease right-of-use assets exchanged for lease obligations	1,837	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 8

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

Docusign, Inc. | 2025 Form 10-Q | 9

DOCUSIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

Docusign, Inc. (“we,” “our”, “us”, “Docusign”, or “Company”) was incorporated in the State of Washington in April 2003. We merged with and into Docusign, Inc., a Delaware corporation, in March 2015.

Docusign offers solutions that address agreement workflows and digital transformation. Docusign’s core offerings, including the world’s leading electronic signature and contract lifecycle management (“CLM”) products, allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions while providing a better experience for their customers. Additionally, Docusign has introduced its Intelligent Agreement Management (“IAM”) platform, enabling organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely.

Basis of Presentation and Principles of Consolidation

Our condensed consolidated financial statements include those of Docusign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our fiscal 2024 Annual Report on Form 10-K.

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for the year ending January 31, 2025.

Our fiscal year ends on January 31. References to fiscal 2025, for example, are to the fiscal year ending January 31, 2025.

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

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our fiscal 2024 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Docusign, Inc. | 2025 Form 10-Q | 10

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances disclosures required for operating segments. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for annual filings for the Company’s fiscal year beginning February 1, 2024, and interim filings for the fiscal year beginning February 1, 2025, and should be applied on a retrospective basis to all periods presented. We are currently evaluating the effect of adopting ASU 2023-07 on our financial statement disclosures.

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

In March 2024, the SEC adopted the final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. As it pertains to the financial statements, the final rules require the financial statement footnotes to include certain disclosures regarding the amounts of expenses (or capitalized costs) incurred that relate to severe weather events and other natural conditions, as well as other disclosures regarding the material impact on financial estimates and assumptions of severe weather events and other natural conditions or disclosed targets or disclosed targets or transition plans. It also requires disclosure of financial statement amounts related to carbon offsets and renewable energy credits. The disclosure requirements will be phased in beginning with our annual filing for the fiscal year ending January 31, 2026. In April 2024, the SEC issued an order staying these rules pending the completion of judicial review of litigation challenging the validity of the rules. We are currently evaluating the disclosure impact of adoption of the standard on our consolidated financial statements.

We have not adopted accounting pronouncements during the three months ended April 30, 2024.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% of our revenue in each of the three month periods ended April 30, 2024 and 2023.

Performance Obligations

As of April 30, 2024, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.2 billion. We expect to recognize 56% of the transaction price allocated to remaining performance obligations within the 12 months following April 30, 2024 in our condensed consolidated statement of operations and comprehensive income.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $12.3 million and $15.9 million as of April 30, 2024 and January 31, 2024. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the three months ended April 30, 2024 and 2023, we recognized revenue of $563.3 million and $510.5 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Docusign, Inc. | 2025 Form 10-Q | 11

Geographic Information

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
U.S.	$512,726	$493,058
International	196,914	168,330
Total revenue	$709,640	$661,388

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	April 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$337,891	$—	$—	$337,891
Level 2:
Cash equivalents(1)
Commercial paper	25,046	—	(6)	25,040
Available-for-sale securities
Commercial paper	64,466	—	(129)	64,337
Corporate notes and bonds	304,672	4	(1,538)	303,138
U.S. governmental securities	41,122	1	(90)	41,033
Level 2 total	435,306	5	(1,763)	433,548
Total	$773,197	$5	$(1,763)	$771,439

	January 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$298,517	$—	$—	$298,517
Level 2:
Cash equivalents(1)
Commercial paper	43,845	—	(9)	43,836
U.S. government agency securities	9,968	—	(1)	9,967
Available-for-sale securities
Commercial paper	42,958	2	(25)	42,935
Corporate notes and bonds	299,166	262	(670)	298,758
U.S. governmental securities	28,752	—	(66)	28,686
Level 2 total	424,689	264	(771)	424,182
Total	$723,206	$264	$(771)	$722,699

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of April 30, 2024 and January 31, 2024, in addition to cash of $454.5 million and $444.8 million.

Docusign, Inc. | 2025 Form 10Q | 12

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair values of our available-for-sale securities as of April 30, 2024, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$269,400
Due in one to two years	139,108
$408,508

As of April 30, 2024 and January 31, 2024, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of April 30, 2024 and January 31, 2024.

Note 4. Property and Equipment, Net

Property and equipment consisted of the following:

(in thousands)	April 30, 2024	January 31, 2024
Computer and network equipment	$141,464	$142,241
Software, including capitalized software development costs	195,390	168,584
Furniture and office equipment	18,135	18,196
Leasehold improvements	58,047	58,230
	413,036	387,251
Less: Accumulated depreciation	(261,585)	(244,270)
	151,451	142,981
Work in progress	104,285	102,192
Total	$255,736	$245,173

Depreciation and amortization expense associated with property and equipment was $19.8 million and $17.8 million for the three months ended April 30, 2024 and 2023. This included amortization expense related to capitalized internally developed software costs of $11.7 million and $6.8 million for the three months ended April 30, 2024 and 2023.

For the three months ended April 30, 2024 and 2023, we capitalized $24.7 million and $21.7 million of internally developed software, including $8.6 million and $6.8 million of capitalized stock-based compensation expense in the three months ended April 30, 2024 and 2023.

Docusign, Inc. | 2025 Form 10-Q | 13

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Three Months Ended April 30,
(in thousands)	2024	2023
Deferred Contract Acquisition Costs:
Beginning balance	$409,658	$355,389
Additions to deferred contract acquisition costs	52,088	43,239
Amortization of deferred contract acquisition costs	(44,400)	(35,746)
Cumulative translation adjustment	(1,603)	826
Ending balance	$415,743	$363,708

Deferred Contract Fulfillment Costs:
Beginning balance	$22,525	$21,076
Additions to deferred contract fulfillment costs	10,984	13,287
Amortization of deferred contract fulfillment costs	(9,812)	(12,484)
Cumulative translation adjustment	(150)	166
Ending balance	$23,547	$22,045

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

The 2023 Notes and 2024 Notes were extinguished, and all outstanding amounts were repaid in full during the third and fourth quarters of fiscal 2024, respectively. We repaid in cash $37.1 million and $689.9 million in aggregate principal amount of the 2023 Notes and 2024 Notes.

The effective interest rate on the 2023 Notes was 1.0%. The effective interest rate on the 2024 Notes was 0.6%. Interest expense recognized related to the Notes was as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
Contractual interest expense	$—	$357
Amortization of transaction costs	—	1,109
Total	$—	$1,466

Capped Calls

To minimize the potential economic dilution to our common stock upon conversion of the Notes, we entered into privately negotiated capped call transactions (“Capped Calls”) with certain counterparties. In the first quarter of fiscal 2024, we unwound $23.7 million of the Capped Calls in relation to our 2023 Notes and received cash from the counterparties. All remaining Capped Calls associated with the 2023 Notes and 2024 Notes expired during the third and fourth quarters of fiscal 2024, respectively.
Docusign, Inc. | 2025 Form 10-Q | 14

Impact on Net Income Per Share

In periods when we have net income, the shares of our common stock subject to the Notes outstanding during the period are included in our diluted earnings per share under the if-converted method. In the three months ended April 30, 2023, the Capped Calls were excluded from the calculation of diluted earnings per share, as they were antidilutive.

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

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2024. As of April 30, 2024, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 7. Commitments and Contingencies

As of April 30, 2024, we had unused letters of credit outstanding totaling $1.3 million, the majority of which are associated with our various operating leases.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of April 30, 2024, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2025, remainder	$37,798
2026	55,097
2027	8,820
2028	1,663
2029	1,138
Thereafter	484
Total	$105,000

We entered into agreements with public cloud computing service providers with minimum commitments through fiscal 2027 and 2028. As of April 30, 2024 our remaining commitments under these agreements are $17.3 million and $108.4 million respectively, which are excluded from the table above.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of April 30, 2024, and January 31, 2024. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.
Docusign, Inc. | 2025 Form 10-Q | 15

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

Eight putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022, in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; on September 20, 2022, in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343; on March 7, 2024, in the Delaware Court of Chancery, captioned Roy v. Alhadeff, et al., Case No. C.A. 2024-0223-PAF; on April 9, 2024, in the U.S. District Court for the Northern District of California, captioned Alexander v. Springer, et al., Case No. 3:24-cv-02139; on April 11, 2024, in the Delaware Court of Chancery, captioned Ingrao v. Beer, et al., Case No. C.A. 2024-0382-PAF; and on May 28, 2024, in the Delaware Court of Chancery, captioned Jordan v. Springer, et al., Case No. C.A. 2024-0564-PAF. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, then-current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, gross mismanagement, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the first two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The most recent case in the Northern District of California (Alexander) was also related to the other derivative suits and assigned to the same judge, and subsequently consolidated with Lapin and Votto and stayed by order of the court on May 8, 2024. The Delaware suit (Pottetti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022, staying the action in light of the securities class action. On May 28, 2024, plaintiff filed a notice seeking to voluntarily dismiss the Delaware Court of Chancery Pottetti action. An order of dismissal has not yet issued. Similar to the stay in Pottetti, we anticipate seeking a stay of the newly filed suits (Roy, Ingrao, and Jordan) in light of the securities class action, such that no response to the complaints would be due unless and until the stay is lifted.

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
Docusign, Inc. | 2025 Form 10-Q | 16

Following our offer, on January 11, 2023, the Chancery Court issued an order declaring and confirming that (i) Mr. Springer has not resigned from the board of directors and (ii) Mr. Springer is currently a member of the board of directors. Mr. Springer subsequently filed a motion seeking payment of his attorneys’ fees. The Court of Chancery dismissed the case after Mr. Springer withdrew his motion for attorneys’ fees earlier this year.

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. Docusign, Inc. and Mary Agnes Wilderotter. In the demand, Mr. Springer alleges that he was wrongfully terminated as Chief Executive Officer; asserts related claims against Docusign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief, including his attorneys’ fees from the Delaware litigation. The arbitration hearing for this case took place from March 11-15, 2024, and the parties have completed post-hearing briefings. A final order from the arbitrator is expected on or before July 12, 2024.

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”), the Amended and Restated 2011 Equity Incentive Plan and the Amended and Restated 2003 Stock Plan.

As of April 30, 2024, 47.0 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the three months ended April 30, 2024 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2024	26,700	$60.70
Granted	1,192	54.47
Vested	(2,136)	73.52
Canceled	(1,469)	64.35
Unvested at April 30, 2024	24,287	$58.79

As of April 30, 2024, our total unrecognized compensation cost related to RSUs was $1.0 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 2.88 years.

As of April 30, 2024, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions (“PSU”) was $116.6 million. The number of RSUs granted or canceled included in the table above reflects shares that could be eligible to vest at 100% of target for PSUs and includes adjustments for over or under achievement for PSUs granted in prior periods.

Stock Options

Option activity for the three months ended April 30, 2024 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2024, all vested and exercisable	1,385	$17.39	2.63	$60,117
Exercised	(56)	11.43
Outstanding at April 30, 2024, all vested and exercisable	1,329	$17.64	2.48	$51,643

As of April 30, 2024, there was no remaining unrecognized compensation cost related to stock option grants.

Docusign, Inc. | 2025 Form 10-Q | 17

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of April 30, 2024, 12.1 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $3.0 million and $4.2 million for the three months ended April 30, 2024 and 2023.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. Subsequently, in September 2023, our board of directors authorized an increase to its existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock.

During the three months ended April 30, 2024, we repurchased and cancelled 2.5 million shares of common stock at an average price of $58.78 per share, for an aggregate amount of $149.1 million. During the three months ended April 30, 2023, we repurchased and cancelled 0.7 million shares of common stock at an average price of $57.06 per share, for an aggregate amount of $40.5 million.

Note 9. Restructuring and Other Related Charges

2024 Restructuring Plan

During the first quarter of fiscal 2024, our board of directors authorized a restructuring plan (the “2024 Restructuring Plan”) designed to support our growth, scale and profitability objectives. We incurred costs associated with the 2024 Restructuring Plan related to employee termination benefits and other costs mainly in the first quarter of fiscal 2024. As of the second quarter of fiscal 2024, the 2024 Restructuring Plan had been substantially completed.

2025 Restructuring Plan

During the first quarter of fiscal 2025, our board of directors authorized a restructuring plan (the “2025 Restructuring Plan”) designed to strengthen and support our financial and operational efficiency while continuing to invest in product and related initiatives. We incurred costs associated with the 2025 Restructuring Plan related to employee termination benefits and other costs mainly in the first quarter of fiscal 2025 and expect that the execution of the 2025 Restructuring Plan will be substantially complete by the end of the second quarter of fiscal 2025.

These amounts are recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive income as they are incurred.

For the three months ended April 30, 2024, restructuring and other related charges were $29.1 million for employee termination benefits, including stock-based compensation expense of $4.6 million. For the three months ended April 30, 2023, restructuring and other related charges were $28.8 million, and primarily composed of $27.7 million for employee termination benefits, which included stock-based compensation expense of $5.0 million.

Restructuring liability activities during the three months ended April 30, 2024:

(in thousands)	January 31, 2024	Accruals	Cash Payments	April 30, 2024
2024 Restructuring Plan
Other	122	—	(122)	—
Total	$122	$—	$(122)	$—

2025 Restructuring Plan
Employee termination benefits	$—	$24,413	$(22,255)	$2,158
Total	$—	$24,413	$(22,255)	$2,158

Docusign, Inc. | 2025 Form 10-Q | 18

Note 10. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for periods presented:

	Three Months Ended April 30,
(in thousands, except per share data)	2024	2023
Numerator:
Net income attributable to common stockholders, basic	$33,760	$539
Add: Interest expense on convertible senior notes	—	357
Net income attributable to common stockholders, diluted	$33,760	$896
Denominator:
Weighted-average common shares outstanding, basic	205,870	202,631
Effect of dilutive securities	4,026	5,440
Weighted-average common shares outstanding, diluted	209,896	208,071
Net income per share attributable to common stockholders:
Basic	$0.16	$0.00
Diluted	$0.16	$0.00

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
RSUs	4,480	7,191
ESPP	114	35
Total antidilutive securities	4,594	7,226

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

Our income tax provision was $2.8 million and $5.1 million for the three months ended April 30, 2024 and 2023, respectively. The change was primarily due to the decrease of the annual effective tax rate driven by the increase of the forecasted annual pretax earnings.While annual pretax earnings are expected to increase, our income tax provision is expected to remain relatively flat as we have net operating losses and research tax credits in the U.S. to offset an increase in our U.S. tax liability.

We review the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for valuation allowances, on a quarterly basis. We maintain a valuation allowance against certain deferred tax assets, including all U.S. consolidated group deferred tax assets and certain foreign deferred tax assets as a result of our history of losses in the U.S. and certain foreign jurisdictions, and the variability and uncertainty of our operating results. In the event we determine our deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that during fiscal year 2025, sufficient positive evidence may become available to allow us to reach a conclusion that some portion of or the entire U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense estimated to be $750 million to $850 million in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change based on the level of sustained U.S. profitability that we are able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon our publicly traded stock price, market acceptance for our products and solutions offerings such as our new IAM platform, and macroeconomic conditions, among other factors.

Docusign, Inc. | 2025 Form 10-Q | 19

As of April 30, 2024, our gross unrecognized tax benefits totaled $62.7 million, excluding related accrued interest and penalties, of which $10.8 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.

Note 12. Subsequent Events

On May 5, 2024, Docusign agreed to acquire DocuSmart, Inc. d/b/a Lexion ("Lexion") pursuant to an Agreement and Plan of Merger by and among Docusign, Lexion, Laser Merger Sub, Inc. and Fortis Advisors LLC as stockholders' representative ("Merger Agreement"). The Merger Agreement provides for the acquisition of all outstanding equity interests of Lexion in exchange for consideration of approximately $165 million in cash, subject to adjustments. In connection with the acquisition, we also issued to certain Lexion employees RSUs which will vest subject to each employee’s respective continued employment. Lexion offers an AI-powered contract management platform which features intelligent contract repository and agreement workflow automation and reporting. The acquisition closed on May 31, 2024. Given the timing of the completion of the acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other disclosures.

In May 2024, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $1.0 billion of our outstanding common stock. The program has no minimum purchase commitment and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. The timing and amount of any repurchased common stock will be determined by management based on its evaluation of market conditions and other factors.

Docusign, Inc. | 2025 Form 10-Q | 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our fiscal 2024 Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our fiscal 2024 Annual Report on Form 10-K. Our fiscal year ends January 31.

Executive Overview of First Quarter Results

Overview

Docusign offers solutions that address agreement workflows and digital transformation. Docusign’s core offerings, including the world’s leading electronic signature and CLM products, allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better experience for their customers. Additionally, Docusign has introduced its IAM platform, enabling organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely. As a result, over 1.5 million customers and more than a billion users worldwide utilize our platform to accelerate and simplify the process of doing business.

Historically, we have primarily offered access to our products on a subscription basis with prices based on the functionality our customers require and the quantity of Envelopes required by our customers. Similar to the physical envelopes historically used to mail paper documents, an Envelope is a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For a number of use cases, such as buying a home, multiple Envelopes are used over the course of the process. To drive customer reach and adoption, we also offer for free certain limited-time or feature-constrained versions of our platform.

In addition, we expect to offer our new IAM platform on a user-based subscription basis. The subscription offerings are anticipated to have multiple pricing tiers as well as specialized packages for specific user personas and end markets beginning with sales and customer experience. The rollout of the platform and additional pricing model is expected to occur gradually starting fiscal 2025 across customer segments and geographies. As a result, we currently expect eSignature to continue to represent the majority of our revenue for the foreseeable future.

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% of our revenue in each of the three month periods ended April 30, 2024 and 2023. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in each of the three months ended April 30, 2024 and 2023. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest in our go-to-market efforts involving an omnichannel approach that consists of direct sales, partner-assisted sales and digital self-service purchasing. As of April 30, 2024, we had a total of over 1.5 million customers, including approximately 248,000 enterprise and commercial customers, compared to over 1.4 million customers and approximately 220,000 enterprise and commercial customers as of April 30, 2023. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our products.

Docusign, Inc. | 2025 Form 10-Q | 21

We offer subscriptions to our products to businesses at all scales, from global enterprise down to local, very small businesses (“VSBs”). We have an omnichannel go-to-market approach that consists of direct sales, partners to sell to our customers, and digital self-serve. We offer more than 900 active partner integrations with the applications that many of our customers already use so that they can create, commit and manage agreements directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the periods presented.

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,059 customers as of April 30, 2024 compared to 1,063 customers as of April 30, 2023. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three Months Ended April 30, 2024 and 2023

	Three Months Ended April 30,
(in thousands)	2024	2023
Total revenue	$709,640	$661,388
Total costs and expenses	687,012	666,039
Total stock-based compensation expense	142,504	144,706
Income (loss) from operations	22,628	(4,651)
Net income	33,760	539
Net cash provided by operating activities	254,826	233,635
Purchases of property and equipment	(22,753)	(19,057)

Cash, cash equivalents, restricted cash and investments were $1.2 billion as of April 30, 2024.

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

Growing Customer Base

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

Docusign, Inc. | 2025 Form 10-Q | 22

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

Increasing International Revenue

Our international revenue represented 28% of total revenue in the three months ended April 30, 2024 compared to 25% of total revenue in the three months ended April 30, 2023.

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

Docusign, Inc. | 2025 Form 10-Q | 23

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

Interest Expense

In fiscal 2024, interest expense consisted primarily of contractual interest expense and amortization of debt issuance costs on our Notes. The Notes were extinguished during fiscal year 2024. In fiscal 2025, interest expense consists primarily of commitment fees on the undrawn balance of our revolving credit facility and the amortization of the associated issuance costs.

Docusign, Inc. | 2025 Form 10-Q | 24

Interest Income and Other Income, Net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, changes in fair value of our strategic investments and foreign currency transaction gains and losses.

Provision for Income Taxes

Our provision for income taxes consists primarily of income taxes in certain foreign jurisdictions where we conduct business and U.S. income taxes from a tax law change related to mandatory capitalization of research and development expenses for tax years starting January 1, 2022. We maintain a valuation allowance against certain deferred tax assets, including all U.S. consolidated group deferred tax assets and certain foreign deferred tax assets as a result of our history of losses in the U.S. and certain foreign jurisdictions, and the variability and uncertainty of our operating results. In the event we determine our deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that during fiscal year 2025, sufficient positive evidence may become available to allow us to reach a conclusion that some portion of or the entire U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense estimated to be $750 million to $850 million in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change based on the level of sustained U.S. profitability that we are able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon our publicly traded stock price, market acceptance for our products and solutions offerings such as our new IAM platform, and macroeconomic conditions, among other factors.

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended April 30,
(in thousands, except percentages)	2024	As % of revenue	2023	As % of revenue
Revenue:
Subscription	$691,483	97%	$639,307	97%
Professional services and other	18,157	3	22,081	3
Total revenue	709,640	100	661,388	100
Cost of revenue:
Subscription	126,602	18	108,942	16
Professional services and other	22,844	3	27,545	5
Total cost of revenue	149,446	21	136,487	21
Gross profit	560,194	79	524,901	79
Operating expenses:
Sales and marketing	281,644	40	280,605	42
Research and development	134,320	19	115,364	17
General and administrative	92,478	13	104,811	16
Restructuring and other related charges	29,124	4	28,772	5
Total operating expenses	537,566	76	529,552	80
Income (loss) from operations	22,628	3	(4,651)	(1)
Interest expense	(144)	—	(1,966)	—
Interest income and other income, net	14,109	2	12,245	2
Income before provision for income taxes	36,593	5	5,628	1
Provision for income taxes	2,833	—	5,089	1
Net income	$33,760	5%	$539	—%

Docusign, Inc. | 2025 Form 10-Q | 25

The following discussion and analysis is for the three months ended April 30, 2024, compared to the same period in 2023, unless otherwise stated.

Revenue

	Three Months Ended April 30,		2024 versus 2023
(in thousands, except for percentages)	2024	2023
Revenue:
Subscription	$691,483	$639,307	8%
Professional services and other	18,157	22,081	(18)%
Total revenue	$709,640	$661,388	7%

Subscription revenue increased by $52.2 million, or 8%, in the three months ended April 30, 2024. The increase was primarily due to the expansion of revenue from existing customers and the addition of new customers, as well as an increase in sales to our commercial and enterprise customers through our direct and indirect go-to-market initiatives. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		2024 versus 2023
(in thousands, except for percentages)	2024	2023
Cost of revenue:
Subscription	$126,602	$108,942	16%
Professional services and other	22,844	27,545	(17)%
Total cost of revenue	$149,446	$136,487	9%
Gross margin:
Subscription	82%	83%	(1)	pts
Professional services and other	(26)%	(25)%	(1)	pts
Total gross margin	79%	79%	—	pts

Cost of subscription revenue increased by $17.7 million, or 16%, in the three months ended April 30, 2024, primarily driven by higher costs to support our growing customer base.

Increases in the three months ended April 30, 2024, primarily consisted of:
•$10.0 million in information technology costs, including a $7.6 million increase in hosting costs as we transition from on-premise storage to cloud storage to support future growth; and
•$5.3 million in personnel costs due to annual salary increases and higher headcount as a result of internal reorganization in our platform and customer support organization.

Sales and Marketing

	Three Months Ended April 30,		2024 versus 2023
(in thousands, except for percentages)	2024	2023
Sales and marketing	$281,644	$280,605	—%
Percentage of revenue	40%	42%

Sales and marketing expenses remained relatively flat in the three months ended April 30, 2024. We continued to invest in our marketing efforts, resulting in a slight increase in marketing expenses. Specifically, our spending on customer events increased to support the launch of our IAM platform, which was mostly offset by decreases in paid advertising. Additionally, personnel costs decreased due to lower headcount driven by the implementation of the FY2025 Restructuring Plan, which was partially offset by an increase in commissions in line with increased sales.

Docusign, Inc. | 2025 Form 10-Q | 26

Research and Development

	Three Months Ended April 30,		2024 versus 2023
(in thousands, except for percentages)	2024	2023
Research and development	$134,320	$115,364	16%
Percentage of revenue	19%	17%

Research and development expenses increased by $19.0 million, or 16%, in the three months ended April 30, 2024, primarily due to investments in our workforce to drive product innovation. Increases in the three months ended April 30, 2024, primarily consisted of $9.0 million in personnel costs due to annual salary increases in addition to rising headcount and an $8.2 million increase in stock-based compensation expense due to annual merit increases.

General and Administrative

	Three Months Ended April 30,		2024 versus 2023
(in thousands, except for percentages)	2024	2023
General and administrative	$92,478	$104,811	(12)%
Percentage of revenue	13%	16%

General and administrative expenses decreased by $12.3 million, or 12%, in the three months ended April 30, 2024 primarily due to an $11.8 million decrease in stock-based compensation expense. Stock-based compensation expense for the three months ended April 30, 2023 included additional charges related to an executive transition.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments, as well as cash generated from operations. As of April 30, 2024, we had $1.1 billion in cash and cash equivalents and short-term investments. We also had $139.1 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services, and we have additional borrowing capacity available from our credit facility.

In January 2021, we entered into a $500.0 million credit facility, as amended in May 2023, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of April 30, 2024, and we were in compliance with related covenants as of April 30, 2024.

We believe that our sources of liquidity, including our cash, cash equivalents and investments, and expected future operating cash flows, and borrowing capacity available to us from our credit facility, are adequate to meet our potential cash commitments as well as meet our working capital and capital expenditures needs for the foreseeable future, including upcoming maturities of our contractual obligations over the next 12 months.

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

Our principal contractual obligations and commitments consist of obligations under operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 7 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Docusign, Inc. | 2025 Form 10-Q | 27

Additionally, in May 2024, we agreed to acquire Lexion pursuant to an Agreement and Plan of Merger in exchange for consideration of approximately $165 million in cash. The acquisition closed on May 31, 2024.

In addition to our contractual commitments, our board of directors has authorized a stock repurchase program, which commenced in March 2022 and does not have an expiration date. During the three months ended April 30, 2024, we repurchased 2.5 million shares of common stock for $149.1 million through our stock repurchase program. Subsequently, in May 2024, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $1 billion of our common stock. The program has no minimum purchase and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. We expect that our existing sources of liquidity, including our existing cash, cash equivalents and investments, expected future operating cash flows, and borrowing capacity of our credit facility, will finance the repurchase of common stock at management’s discretion. The timing and amount of any repurchases of common stock will be determined by management based on its evaluation of market conditions and other factors.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$254,826	$233,635
Investing activities	$(60,777)	$7,812
Financing activities	(169,874)	(20,904)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,915)	1,011
Net change in cash, cash equivalents and restricted cash	$21,260	$221,554

Cash Flows from Operating Activities

Cash provided by operating activities was $254.8 million in the three months ended April 30, 2024. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income due to higher interest rates. Our primary uses of cash include the payment of employee salaries and benefits, including the payment of termination benefits under the 2025 Restructuring Plan implemented in the first quarter of fiscal 2025, in addition to vendor payments.

Cash provided by operating activities was $233.6 million for the three months ended April 30, 2023. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income due to favorable interest rates. Our primary uses of cash include payment of employee salaries and benefits, including the payment of termination benefits under the 2024 Restructuring Plan implemented in the first quarter of fiscal 2024.

Cash Flows from Investing Activities

For the three months ended April 30, 2024, net cash used in investing activities of $60.8 million was primarily driven by $37.5 million net purchases of marketable securities and $22.8 million in purchases of property and equipment as we continued to support operations at our data centers and invest in capitalized software development projects.

For the three months ended April 30, 2023, cash provided by investing activities of $7.8 million was primarily driven by $26.9 million net maturities of marketable securities, which was partially offset by $19.1 million in purchases of property and equipment as we continued to support operations at our data centers and invest in capitalized software development projects.

Cash Flows from Financing Activities

For the three months ended April 30, 2024, cash used in financing activities of $169.9 million was primarily driven by $149.1 million to repurchase 2.5 million shares of common stock at an average price of $58.78 per share through our stock repurchase program, and $20.8 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

Docusign, Inc. | 2025 Form 10-Q | 28

For the three months ended April 30, 2023, cash used in financing activities of $20.9 million was primarily driven by $40.5 million to repurchase 0.7 million shares of common stock at an average price of $57.06 per share through our stock repurchase program, and $4.1 million payments for tax withholding on share settlements, net of proceeds associated with equity plans. We also received $23.7 million in connection with the settlement of our Capped Calls in relation to our 2023 Notes.

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

There have been no material changes to our critical accounting policies and estimates as described in our fiscal 2024 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.

Docusign, Inc. | 2025 Form 10-Q | 29

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, fair value adjustments to strategic investments, acquisition-related expenses, lease-related impairment and lease-related charges, restructuring and other related charges, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For fiscal 2024 and fiscal 2025, we have determined the projected non-GAAP tax rate to be 20%.

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

Docusign, Inc. | 2025 Form 10-Q | 30

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended April 30,
(in thousands)	2024	2023
GAAP gross profit	$560,194	$524,901
Add: Stock-based compensation	18,883	18,087
Add: Amortization of acquisition-related intangibles	2,070	2,403
Add: Employer payroll tax on employee stock transactions	1,023	675
Add: Lease-related impairment and lease-related charges	—	429
Non-GAAP gross profit	$582,170	$546,495
GAAP gross margin	78.9%	79.4%
Non-GAAP adjustments	3.1%	3.2%
Non-GAAP gross margin	82.0%	82.6%

GAAP subscription gross profit	$564,881	$530,365
Add: Stock-based compensation	14,181	11,357
Add: Amortization of acquisition-related intangibles	2,070	2,403
Add: Employer payroll tax on employee stock transactions	792	466
Add: Lease-related impairment and lease-related charges	—	299
Non-GAAP subscription gross profit	$581,924	$544,890
GAAP subscription gross margin	81.7%	83.0%
Non-GAAP adjustments	2.5%	2.2%
Non-GAAP subscription gross margin	84.2%	85.2%

GAAP professional services and other gross loss	$(4,687)	$(5,464)
Add: Stock-based compensation	4,702	6,730
Add: Employer payroll tax on employee stock transactions	231	209
Add: Lease-related impairment and lease-related charges	—	130
Non-GAAP professional services and other gross profit	$246	$1,605
GAAP professional services and other gross margin	(25.8)%	(24.7)%
Non-GAAP adjustments	27.2%	32.0%
Non-GAAP professional services and other gross margin	1.4%	7.3%

Reconciliation of income (loss) from operations and operating margin:

	Three Months Ended April 30,
(in thousands)	2024	2023
GAAP income (loss) from operations	$22,628	$(4,651)
Add: Stock-based compensation	137,876	139,752
Add: Amortization of acquisition-related intangibles	4,699	5,032
Add: Employer payroll tax on employee stock transactions	6,404	4,184
Add: Acquisition-related expenses	1,358	—
Add: Restructuring and other related charges	29,124	28,772
Add: Lease-related impairment and lease-related charges	—	2,676
Non-GAAP income from operations	$202,089	$175,765
GAAP operating margin	3.2%	(0.7)%
Non-GAAP adjustments	25.3%	27.3%
Non-GAAP operating margin	28.5%	26.6%

Docusign, Inc. | 2025 Form 10-Q | 31

Reconciliation of net income:

	Three Months Ended April 30,
(in thousands)	2024	2023
GAAP net income	$33,760	$539
Add: Stock-based compensation	137,876	139,752
Add: Amortization of acquisition-related intangibles	4,699	5,032
Add: Employer payroll tax on employee stock transactions	6,404	4,184
Add: Acquisition-related expenses	1,358	—
Add: Restructuring and other related charges	29,124	28,772
Add: Amortization of debt discount and issuance costs	—	1,604
Add: Fair value adjustments to strategic investments	—	119
Add: Lease-related impairment and lease-related charges	—	2,676
Add: Income tax effect of non-GAAP adjustments	(40,378)	(32,464)
Non-GAAP net income	$172,843	$150,214

Computation of free cash flow:

	Three Months Ended April 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$254,826	$233,635
Less: Purchases of property and equipment	(22,753)	(19,057)
Non-GAAP free cash flow	$232,073	$214,578
Net cash provided by (used in) investing activities	$(60,777)	$7,812
Net cash used in financing activities	$(169,874)	$(20,904)

Computation of billings:

	Three Months Ended April 30,
(in thousands)	2024	2023
Revenue	$709,640	$661,388
Add: Contract liabilities and refund liability, end of period	1,340,680	1,210,965
Less: Contract liabilities and refund liability, beginning of period	(1,343,792)	(1,191,269)
Add: Contract assets and unbilled accounts receivable, beginning of period	20,189	16,615
Less: Contract assets and unbilled accounts receivable, end of period	(17,179)	(22,936)
Non-GAAP billings	$709,538	$674,763

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of April 30, 2024, we had cash, cash equivalents and investments totaling $1.2 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.9 million decrease of the fair value of our investment portfolio as of April 30, 2024. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Additionally, our revolving credit facility, which is undrawn as of April 30, 2024,
Docusign, Inc. | 2025 Form 10-Q | 32

can be borrowed based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Operations accounts are translated using the average exchange rate for the relevant period. A strengthening or weakening of the U.S. dollar against the other currencies may negatively or positively affect our operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of “Accumulated other comprehensive loss” within “Stockholders’ equity”. Gains or losses due to remeasurements of transactions denominated in foreign currencies are included in “Interest income and other income, net” in our consolidated statements of operations and comprehensive income. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of April 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the first quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Docusign, Inc. | 2025 Form 10-Q | 33

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

Eight putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022, in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; on September 20, 2022, in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343; on March 7, 2024, in the Delaware Court of Chancery, captioned Roy v. Alhadeff, et al., Case No. C.A. 2024-0223-PAF; on April 9, 2024, in the U.S. District Court for the Northern District of California, captioned Alexander v. Springer, et al., Case No. 3:24-cv-02139; on April 11, 2024, in the Delaware Court of Chancery, captioned Ingrao v. Beer, et al., Case No. C.A. 2024-0382-PAF; and on May 28, 2024, in the Delaware Court of Chancery, captioned Jordan v. Springer, et al., Case No. C.A. 2024-0564-PAF. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, then-current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, gross mismanagement, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the first two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The most recent case in the Northern District of California (Alexander) was also related to the other derivative suits and assigned to the same judge, and subsequently consolidated with Lapin and Votto and stayed by order of the court on May 8, 2024. The Delaware suit (Pottetti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022, staying the action in light of the securities class action. On May 28, 2024, plaintiff filed a notice seeking to voluntarily dismiss the Delaware Court of Chancery Pottetti action. An order of dismissal has not yet issued. Similar to the stay in Pottetti, we anticipate seeking a stay of the newly filed suits (Roy, Ingrao, and Jordan) in light of the securities class action, such that no response to the complaints would be due unless and until the stay is lifted.

Docusign Civil Litigation

On October 25, 2022, an action was filed in the Delaware Court of Chancery, captioned Daniel D. Springer v. Mary Agnes Wilderotter and Docusign, Inc., Civil Action No. 2022-0963-LWW, concerning Mr. Springer’s resignation from our board of directors. Mr. Springer’s complaint sought relief determining that he did not resign from his position on our
Docusign, Inc. | 2025 Form 10-Q | 34

board of directors and remains a director, and for an award of attorneys’ fees and costs associated with the civil action. To avoid the cost and distraction of further litigation with Mr. Springer, the Company offered to stipulate to entry of judgment in favor of Mr. Springer as to his disputed resignation and his status as a member of our board of directors. Following our offer, on January 11, 2023, the Chancery Court issued an order declaring and confirming that (i) Mr. Springer has not resigned from the board of directors and (ii) Mr. Springer is currently a member of the board of directors. Mr. Springer subsequently filed a motion seeking payment of his attorneys’ fees. The Court of Chancery dismissed the case after Mr. Springer withdrew his motion for attorneys’ fees earlier this year.

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. Docusign, Inc. and Mary Agnes Wilderotter. In the demand, Mr. Springer alleges that he was wrongfully terminated as Chief Executive Officer; asserts related claims against Docusign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract; and seeks unspecified damages and other relief, including his attorneys’ fees from the Delaware litigation. The arbitration hearing for this case took place from March 11-15, 2024, and the parties have completed post-hearing briefings. A final order from the arbitrator is expected on or before July 12, 2024.

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
•Our IAM platform, products, and solutions not evolving to meet the needs of our customers or failing to achieve market acceptance.
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
Docusign, Inc. | 2025 Form 10-Q | 35

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
▪our inability to release enhanced versions of our eSignature product on a timely basis; and
▪macro- and micro-economic factors, including inflation, changes in interest rates, increased debt and equity market volatility, actual or perceived instability in the global banking sector, and the impact of regional or global conflicts or other public health crises.

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
Docusign, Inc. | 2025 Form 10-Q | 36

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

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users with our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic and global market conditions, including as a result of inflation, changes in interest rates, actual or perceived instability in the global banking sector, increased debt and equity market volatility and the impact of regional or global conflicts or other public health crises. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

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

Docusign, Inc. | 2025 Form 10-Q | 37

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

While we have security measures in place designed to protect our production and development environment and other systems, maintain the integrity of customer, company, partner and employee information, and prevent data loss, misappropriation and other security breaches and incidents, we have faced security incidents in the past that did not have a material impact on our operations. In these cases, upon detection, we took prompt action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies, when appropriate. These efforts may not completely eliminate potential risks from such incidents. Furthermore, there can be no assurance that there will be no impact to our operations from these or similar incidents in the future. Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business.

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

Docusign, Inc. | 2025 Form 10-Q | 38

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

If our IAM platform, products, and solutions do not evolve to meet the needs of our customers or fail to achieve sufficient market acceptance, our financial results and competitive position will suffer.

We spend substantial amounts of time and money to research, develop and enhance our existing products, add new offerings, incorporate additional functionality, and solve new use cases to meet our customers’ rapidly evolving demands. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of our customers and potential customers is essential to our business. If we are unable to develop products and solutions internally due to a lack of research and development resources, we may be forced to rely on acquisitions to expand into certain markets or technologies, which can be costly. When we develop or acquire new or enhanced products and solutions, we typically incur expenses and expend resources upfront to develop, market, promote and sell them. For example, in April 2024, we launched our new IAM platform. When we introduce new or enhanced products and solutions, they must achieve high levels of market acceptance to justify the amount of our investment in developing or acquiring them and bringing them to market.

Our platform, products, solutions or enhancements to our existing products and solutions could also fail to attain sufficient market acceptance for many reasons, including:

Docusign, Inc. | 2025 Form 10-Q | 39

▪failure to predict market demand for particular features or functions, or to timely meet demand;
▪defects, errors or failures in our platform, products, and solutions;
▪negative publicity about their performance or effectiveness;
▪changes in applicable legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our products and solutions;
▪delays in releasing our products and solutions to the market;
▪negative customer perception of our IAM platform or new products and solutions;
▪inability to effectively execute our go-to-market and sales-directed strategies for our IAM platform, including the implementation of additional pricing models for products or enhancements; and
▪introduction or anticipated introduction of competing products by our competitors.

For example, we have made, and intend to continue making, significant investments in our platform and developing products that incorporate AI, and while we believe that such platform and new products will drive future growth of our business, the development of such new features involves significant risks and costs, and there is no guarantee that any such offerings will ultimately be successful. If the release of these or other new and enhanced products, solutions or functionalities as part of our platform do not meet customer needs or if our customers do not accept them, our business, operating results and financial condition would be harmed. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred.

Our prior rapid growth may not be indicative of our future growth.

While we’ve previously experienced periods of rapid growth, we expect that, in the future, as our revenue increases, our revenue growth rate could decline as the scale of our business increases. For example, while we experienced an increase in paying customers and revenue in the past, in part due to macro-economic conditions, including the COVID-19 pandemic, there is no assurance that we will experience a continued increase in paying customers or that new or existing customers will utilize our products at similar levels. Additionally, future revenue growth rates may fail to meet the expectations of investors or securities analysts, particularly if measured against previous periods of accelerated revenue growth such as those experienced during the earlier phases of the COVID-19 pandemic and the resulting increased adoption of remote work and reduced seasonality experienced during such periods.

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

Docusign, Inc. | 2025 Form 10-Q | 40

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

Docusign, Inc. | 2025 Form 10-Q | 41

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

Our future success, and our ability to achieve our operational and business objectives, depends in large part on the successful recruitment, integration and continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are essential to the development of our technology, platform, future vision, and strategic direction. Our senior management and key employees are employed on an at-will basis, meaning that we may terminate their employment at any time, with or without cause, and they may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, integrate, retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed. For example, in February 2023, in an effort to support our growth, scale and profitability objectives, we authorized an additional restructuring plan, which included a restructuring and reduction of the current workforce by approximately 10%. The execution of this restructuring plan was substantially completed at the end of the second quarter of fiscal 2024. Further, in February 2024, in an effort to strengthen and support our financial and operational efficiency while continuing to invest in product and related initiatives, we authorized an additional restructuring plan, which included a restructuring and reduction of the current workforce by approximately 6%. We expect this restructuring plan to be substantially completed by the end of the second quarter of fiscal 2025. These restructuring plans could negatively impact our ability to attract, integrate, retain and motivate key employees.

We also are dependent on the continued service of our existing software engineers because of the complexity of our products and solutions. In particular, we compete with many other companies for software developers with high levels of experience and skilled sales and operations professionals in a tight U.S. labor market. We also require skilled product development, marketing, sales, finance and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in our principal U.S. locations in the San Francisco Bay Area and Seattle. Additionally, while we currently employ a hybrid model where employees have the flexibility to work from home, changes to our workplace arrangements could impact our ability to maintain our corporate culture or productivity, increase attrition or limit our ability to attract employees if individuals prefer to work full time at home or in the office. Competition for employees in our industry (and especially with expertise in AI technology and at our principal U.S. locations) is intense, and many of the companies we compete with for experienced personnel have greater resources than we do. To remain competitive, we may experience increased compensation-related expenses.

Our sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We sell to U.S. federal, state and local, as well as foreign, government agencies and public sector customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks, including those related to our status as a service provider to U.S. state and federal governmental agencies. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense to meet unique compliance requirements, some of which may be statutory or regulatory, without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict. Further, government compliance requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Failure to meet government contract compliance obligations can create the risk of statutory penalties as well as standard breach of contract risk. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of macro-economic factors, including inflation, changes in interest rates, a potential U.S. government shutdown, actual or perceived instability in the global banking sector, regional or global conflicts and public health crises, may adversely affect public sector demand for our products and solutions.

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
Docusign, Inc. | 2025 Form 10-Q | 42

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

Docusign, Inc. | 2025 Form 10-Q | 43

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

Different pricing structures apply to our Docusign product offerings. For eSignature, we price our subscriptions based on the functionality required by our customers and the quantity of Envelopes required by our customers. We expect that we may need to change our pricing or pricing structures from time to time, including in connection with the launch of our IAM platform and new or enhanced offerings or in response to competitive pressures. For example, in the second quarter of fiscal 2025, we expect to offer our IAM platform on a user-based subscription with transaction-based add-ons. We anticipate the rollout of our IAM platform and additional pricing model to be gradual starting in fiscal 2025. Additionally, as new or existing competitors introduce new competitive products or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we must also determine the appropriate price to enable us to compete effectively in non-U.S. markets. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

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
Docusign, Inc. | 2025 Form 10-Q | 44

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
Docusign, Inc. | 2025 Form 10-Q | 45

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

▪general economic, market and industry conditions, including resulting from regional or global conflicts and as a result of inflation, changes in interest rates, actual or perceived instability in the global banking sector and increased debt and equity market volatility;
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

Our ability to increase our revenue and grow our business is partially dependent on the widespread acceptance of our products and solutions by large businesses and other commercial organizations. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and solutions. The length of our sales cycle for these customers from initial evaluation to payment for our offerings is generally three to nine months, but can vary substantially from customer to customer and from offering to
Docusign, Inc. | 2025 Form 10-Q | 46

offering. Customers frequently require considerable time to evaluate, test and qualify our offerings prior to entering into or expanding a subscription. This is particularly true of CLM and our other advanced offerings, where longer evaluation, testing and qualification processes often result in longer sales cycles than for our eSignature product. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale.

Additional factors that may influence the length and variability of our sales cycle include:

▪the effectiveness of our sales force;
▪the discretionary nature of purchasing and budget cycles and decisions;
▪the obstacles placed by customers’ procurement process;
▪economic conditions, including due to inflation, changes in interest rates, a potential U.S. government shutdown, increased debt and equity market volatility, and other factors impacting customer budgets;
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

We generated net income of $33.8 million in the three months ended April 30, 2024 and a net loss of $0.5 million in the three months ended April 30, 2023, and as of April 30, 2024, we had an accumulated deficit of $1.8 billion.

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
Docusign, Inc. | 2025 Form 10-Q | 47

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2024, 2023 and 2022 total revenue generated from customers outside the U.S. was 26%, 25% and 23% of our total revenue. As of April 30, 2024, we have offices in 12 countries and approximately 35% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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

Docusign, Inc. | 2025 Form 10-Q | 48

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of April 30, 2024, we had available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

As of April 30, 2024, we had available borrowing capacity of $500.0 million under our credit facility. If we decide to borrow a portion or the full amount under our credit facility, such indebtedness may:

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
Docusign, Inc. | 2025 Form 10-Q | 49

▪limit our flexibility to plan for, or react to, changes in our business and industry;
▪place us at a competitive disadvantage compared to our less leveraged competitors; and
▪increase our vulnerability to the impact of adverse economic and industry conditions, including inflation, changes in interest rates, and actual or perceived instability in the global banking sector.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of April 30, 2024, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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

Docusign, Inc. | 2025 Form 10-Q | 50

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
Docusign, Inc. | 2025 Form 10-Q | 51

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

Legal developments in Europe continue to evolve, creating complexity and uncertainty regarding transfers of personal data from the EU and the UK to the U.S. On June 4, 2021, the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect. The UK Information Commissioner’s Office of the Data Protection Authority published the UK version of the Standard Contractual Clauses, and by March 2024, we will be required to use and honor these clauses for transfers of UK residents’ personal data to a foreign country that does not have adequate data protection. On July 10, 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework (a new cooperative effort between U.S. and European officials to overcome the security issues raised by the EU-U.S. Privacy Shield regarding personal transfers from the EU to the U.S.). In October 2023, the UK Information Commissioner’s Officer (“ICO”) adopted the UK-U.S. data bridge to allow self-certifying companies to effect personal data transfers from the UK to the U.S. without additional safeguards. This new Data Privacy Framework could be subject to legal challenge in front of the Court of Justice of the European Union, which had previously invalidated the Privacy Shield. We currently utilize respective Binding Corporate Rules and Standard Contractual Clauses as the approved data transfer mechanisms by the EU Commission for corresponding applicable data transfer activity. While we do not anticipate any immediate changes in our current operations, we will continue to monitor these legal developments.

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

Docusign, Inc. | 2025 Form 10-Q | 52

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

Docusign, Inc. | 2025 Form 10-Q | 53

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

We use AI-powered tools and services as part of operating our business, and also incorporate AI features and applications into our products and solutions and are making further investments in expanding AI capabilities in our products and solutions. AI technologies can be complex and are presently rapidly evolving, and while we believe that product features powered by next generation AI technologies, such as generative AI, will help drive the future growth of our business, there is no guarantee that such new product features will ultimately be successful, and our competitors and other third parties may incorporate AI into their products more quickly or more successfully than us, all of which could impair our ability to compete effectively and may adversely affect our results of operations. This use of AI in our products and solutions may present new and evolving challenges, including reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

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
Docusign, Inc. | 2025 Form 10-Q | 54

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

We operate globally and are subject to taxes in the U.S. and numerous other jurisdictions throughout the world, and the tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. The U.S., other jurisdictions or governmental bodies, such as the European Commission of the European Union, and intergovernmental economic organizations, such as the Organization for Economic Cooperation and Development, have made or could make unprecedented assertions about how taxation is determined and, in some cases, have proposed or enacted new laws that are contrary to the way in which rules or regulations have historically been interpreted and applied.

For example, in 2021, the Organization for Economic Cooperation and Development announced Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum of 15%. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024, including the adoption of additional components in later years, or announced their plans to enact legislation in future years. Our effective tax rate could increase in future years as a result of these changes, which could have an adverse impact on our business and operating results.

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
Docusign, Inc. | 2025 Form 10-Q | 55

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

In addition, as we continue to scale and improve our operations, including our internal systems and processes, we currently utilize, and in the future may seek to implement, a variety of critical systems, such as billing, human resource, financial reporting and accounting systems. The implementation and transition to any new critical system, such as the new ERP system we implemented in 2023, may be disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations and result in compromised internal reporting and processes. Moreover, since most of our employees (including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting) are working and are expected to continue to work for the near term, in either a fully remote or a hybrid environment, risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

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
Docusign, Inc. | 2025 Form 10-Q | 56

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
Docusign, Inc. | 2025 Form 10-Q | 57

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

In addition, broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been subject to, and may in the future be subject to, this type of litigation, which could result in substantial costs, divert our management’s attention from our business, and adversely affect our business. For more information on our pending legal proceedings, see Item 1. Legal Proceedings of this Form 10-Q.

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
Docusign, Inc. | 2025 Form 10-Q | 58

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and potential profitability of our business depend on demand for our products and solutions. Current or future economic and global market uncertainties or downturns could adversely affect our business and operating results. Economic uncertainty and associated macro-economic conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products. Negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from inflation, changes in interest rates, actual or perceived instability in the global banking sector,, gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes and the effects of climate change, public health crises, regional and global conflicts and terrorist attacks in the U.S., Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, unfavorable conditions in certain industry sectors could impact customers or partners disproportionately, which could also impact the demand for our products. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general
Docusign, Inc. | 2025 Form 10-Q | 59

information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

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

Docusign, Inc. | 2025 Form 10-Q | 60

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended April 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
February 1 - February 28	—	—	—	$291,444
March 1 - March 31	1,413,048	$58.42	1,413,048	$208,894
April 1 - April 30	1,123,014	$59.23	1,123,014	$142,382
Total	2,536,062		2,536,062	$142,382

(1) In March 2022, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. In September 2023, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock. Repurchases of our common stock may be effected from time to time, either on the open market, block trades, in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. See Note 8 and Note 12 of this Quarterly Report on Form 10-Q for additional information related to stock repurchases.

(2) Average price paid includes costs associated with the repurchases.

Docusign, Inc. | 2025 Form 10-Q | 61

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. Other Information

During the three months ended April 30, 2024, the following officers and directors of the Company entered into trading plans during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies on insider trading:

Name	Title	Adoption Date	Earliest Sale Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased
Robert Chatwani	President, GM, Growth	March 25, 2024	June 24, 2024	March 31, 2025	Up to 120,038	N/A
Stephen Shute (1)	President, WW Field Operations	April 9, 2024	July 9, 2024	July 31, 2025	Up to 218,521	N/A
Daniel Springer	Director	April 8, 2024	August 1, 2024	April 9, 2025	Up to 716,070	N/A
1.The aggregate # of securities to be sold under Mr. Shute’s plan includes the maximum payout for certain unvested PSUs.

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

Docusign, Inc. | 2025 Form 10-Q | 62

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

Docusign, Inc. | 2025 Form 10-Q | 63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 2024

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Blake Grayson
Blake Grayson
Chief Financial Officer
(Principal Accounting and Financial Officer)

Docusign, Inc. | 2025 Form 10-Q | 64