Form 10-Q
period 2024-07-31
DOCUSIGN, INC.
filed 2024-09-06
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 202,972,713 shares of common stock, par value $0.0001, outstanding at August 30, 2024.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, volatile interest rates, and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market; our ability to compete effectively in an evolving and competitive market; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to effectively sustain and manage our growth and future expenses and maintain or increase future profitability; our ability to attract new customers and maintain and expand our existing customer base; our ability to effectively implement and execute our restructuring plans; our ability to scale and update our platform to respond to customers’ needs and rapid technological change, including our ability to successfully incorporate generative artificial intelligence into our existing and future products; our ability to successfully execute our go-to-market and sales strategy for our IAM platform; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to retain our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our ability to realize the anticipated benefits of our stock repurchase program; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts; our ability to successfully implement and maintain new and existing information technology systems, including our ERP system; and our ability to maintain proper and effective internal controls.

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
Docusign, Inc. | 2025 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	July 31, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$619,064	$797,060
Investments—current	319,289	248,402
Accounts receivable, net of allowance for doubtful accounts of $7,816 and $5,499 as of July 31, 2024 and January 31, 2024	309,885	439,299
Contract assets—current	13,449	15,922
Prepaid expenses and other current assets	81,693	66,984
Total current assets	1,343,380	1,567,667
Investments—noncurrent	102,537	121,977
Property and equipment, net	265,544	245,173
Operating lease right-of-use assets	117,877	123,188
Goodwill	455,519	353,138
Intangible assets, net	90,227	50,905
Deferred contract acquisition costs—noncurrent	427,599	409,627
Deferred tax assets—noncurrent	822,026	2,031
Other assets—noncurrent	129,232	97,584
Total assets	$3,753,941	$2,971,290
Liabilities and Equity
Current liabilities
Accounts payable	$8,116	$19,029
Accrued expenses and other current liabilities	93,251	104,037
Accrued compensation	178,603	195,266
Contract liabilities—current	1,307,565	1,320,059
Operating lease liabilities—current	19,769	22,230
Total current liabilities	1,607,304	1,660,621
Contract liabilities—noncurrent	23,020	21,980
Operating lease liabilities—noncurrent	115,832	120,823
Deferred tax liability—noncurrent	18,122	16,795
Other liabilities—noncurrent	28,257	21,332
Total liabilities	1,792,535	1,841,551
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of July 31, 2024 and January 31, 2024	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 202,296 shares outstanding as of July 31, 2024; 500,000 shares authorized, 205,326 shares outstanding as of January 31, 2024	20	21
Treasury stock, at cost: 26 shares as of July 31, 2024; 18 shares as of January 31, 2024	(2,670)	(2,164)
Additional paid-in capital	3,087,650	2,821,461
Accumulated other comprehensive loss	(24,548)	(19,360)
Accumulated deficit	(1,099,046)	(1,670,219)
Total stockholders’ equity	1,961,406	1,129,739
Total liabilities and equity	$3,753,941	$2,971,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue:
Subscription	$717,366	$669,367	$1,408,849	$1,308,674
Professional services and other	18,661	18,320	36,818	40,401
Total revenue	736,027	687,687	1,445,667	1,349,075
Cost of revenue:
Subscription	132,372	116,185	258,974	225,127
Professional services and other	23,093	29,397	45,937	56,942
Total cost of revenue	155,465	145,582	304,911	282,069
Gross profit	580,562	542,105	1,140,756	1,067,006
Operating expenses:
Sales and marketing	287,464	294,838	569,108	575,443
Research and development	147,571	135,960	281,891	251,324
General and administrative	87,129	103,884	179,607	208,695
Restructuring and other related charges	597	811	29,721	29,583
Total operating expenses	522,761	535,493	1,060,327	1,065,045
Income from operations	57,801	6,612	80,429	1,961
Interest expense	(544)	(1,592)	(688)	(3,558)
Interest income and other income, net	14,630	17,455	28,739	29,700
Income before provision for (benefit from) income taxes	71,887	22,475	108,480	28,103
Provision for (benefit from) income taxes	(816,324)	15,080	(813,491)	20,169
Net income	$888,211	$7,395	$921,971	$7,934
Net income per share attributable to common stockholders:
Basic	$4.34	$0.04	$4.49	$0.04
Diluted	$4.26	$0.04	$4.40	$0.04
Weighted-average shares used in computing net income per share:
Basic	204,604	203,703	205,231	203,177
Diluted	208,274	208,192	209,559	208,284

Comprehensive income:
Foreign currency translation gain (loss), net of tax	$(1,017)	$2,075	$(5,318)	$2,506
Unrealized gains on investments, net of tax	1,379	306	130	954
Other comprehensive income (loss)	362	2,381	(5,188)	3,460
Comprehensive income	$888,573	$9,776	$916,783	$11,394

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$15,593	$13,081	$29,774	$24,438
Cost of revenue—professional services and other	4,998	7,286	9,700	14,016
Sales and marketing	58,778	51,563	105,049	96,889
Research and development	53,430	45,151	97,632	81,148
General and administrative	31,649	34,592	60,169	74,934
Restructuring and other related charges	208	34	4,836	4,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at April 30, 2024	204,701	$20	$2,950,081	$(2,670)	$(24,910)	$(1,785,521)	$1,137,000
Exercise of stock options	29	—	455	—	—	—	455
Settlement of restricted stock units	2,141	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(766)	—	(38,895)	—	—	—	(38,895)
Repurchases of common stock	(3,809)	—	—	—	—	(201,736)	(201,736)
Employee stock-based compensation	—	—	176,009	—	—	—	176,009
Net income	—	—	—	—	—	888,211	888,211
Other comprehensive income, net	—	—	—	—	362	—	362
Balances at July 31, 2024	202,296	$20	$3,087,650	$(2,670)	$(24,548)	$(1,099,046)	$1,961,406

Balances at April 30, 2023	202,359	$20	$2,412,033	$(2,027)	$(21,917)	$(1,638,617)	$749,492
Exercise of stock options	61	—	705	—	—	—	705
Settlement of restricted stock units	2,141	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(780)	—	(42,026)	—	—	—	(42,026)
Repurchases of common stock	(584)	—	—	—	—	(30,008)	(30,008)
Employee stock-based compensation	—	—	159,820	—	—	—	159,820
Net income	—	—	—	—	—	7,395	7,395
Other comprehensive income, net	—	—	—	—	2,381	—	2,381
Balances at July 31, 2023	203,197	$20	$2,530,532	$(2,027)	$(19,536)	$(1,661,230)	$847,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2025 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2024	205,326	$21	$2,821,461	$(2,164)	$(19,360)	$(1,670,219)	$1,129,739
Exercise of stock options	84	—	1,089	—	—	—	1,089
Settlement of restricted stock units	4,229	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,562)	—	(83,740)	(506)	—	—	(84,246)
Employee stock purchase plan	564	—	20,190	—	—	—	20,190
Repurchases of common stock	(6,345)	(1)	—	—	—	(350,798)	(350,799)
Employee stock-based compensation	—	—	328,650	—	—	—	328,650
Net income	—	—	—	—	—	921,971	921,971
Other comprehensive loss, net	—	—	—	—	(5,188)	—	(5,188)
Balances at July 31, 2024	202,296	$20	$3,087,650	$(2,670)	$(24,548)	$(1,099,046)	$1,961,406

Balances at January 31, 2023	201,904	$20	$2,240,732	$(1,785)	$(22,996)	$(1,598,684)	$617,287
Exercise of stock options	76	—	832	—	—	—	832
Settlement of restricted stock units	3,285	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,195)	—	(64,860)	(242)	—	—	(65,102)
Employee stock purchase plan	420	—	18,390	—	—	—	18,390
Repurchases of common stock	(1,293)	—	—	—	—	(70,480)	(70,480)
Settlement of capped calls, net of related costs	—	—	23,688	—	—	—	23,688
Employee stock-based compensation	—	—	311,750	—	—	—	311,750
Net income	—	—	—	—	—	7,934	7,934
Other comprehensive income, net	—	—	—	—	3,460	—	3,460
Balances at July 31, 2023	203,197	$20	$2,530,532	$(2,027)	$(19,536)	$(1,661,230)	$847,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2025 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$921,971	$7,934
Adjustments to reconcile net income provided by operating activities:
Depreciation and amortization	51,528	48,105
Amortization of deferred contract acquisition and fulfillment costs	111,467	98,382
Amortization of debt discount and transaction costs	277	2,495
Non-cash operating lease costs	9,862	11,731
Stock-based compensation expense	307,160	296,413
Deferred income taxes	(824,561)	3,420
Other	5,323	(782)
Changes in operating assets and liabilities:
Accounts receivable	123,571	99,803
Prepaid expenses and other current assets	(17,067)	(14,420)
Deferred contract acquisition and fulfillment costs	(131,255)	(113,356)
Other assets	(15,058)	(8,433)
Accounts payable	(11,575)	(20,294)
Accrued expenses and other liabilities	(8,160)	10,164
Accrued compensation	(19,902)	(3,312)
Contract liabilities	(16,526)	40,458
Operating lease liabilities	(12,021)	(13,657)
Net cash provided by operating activities	475,034	444,651
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(143,611)	—
Purchases of marketable securities	(223,241)	(174,372)
Maturities of marketable securities	175,623	164,017
Purchases of strategic and other investments	(625)	(120)
Purchases of property and equipment	(45,033)	(46,436)
Net cash used in investing activities	(236,887)	(56,911)
Cash flows from financing activities:
Repurchases of common stock	(349,138)	(70,480)
Settlement of capped calls, net of related costs	—	23,688
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(81,083)	(62,681)
Proceeds from exercise of stock options	1,089	832
Proceeds from employee stock purchase plan	20,190	18,390
Net cash used in financing activities	(408,942)	(90,251)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,677)	2,290
Net increase (decrease) in cash, cash equivalents and restricted cash	(173,472)	299,779
Cash, cash equivalents and restricted cash at beginning of period (1)	801,499	723,201
Cash, cash equivalents and restricted cash at end of period (1)	$628,027	$1,022,980
(1) $9.0 million and $4.4 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent at July 31, 2024 and January 31, 2024. $5.2 million and $1.3 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent at July 31, 2023 and January 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended July 31,
(in thousands)	2024	2023
Supplemental disclosure:
Cash paid for interest	$—	$93
Cash paid for operating lease liabilities	15,320	19,475
Cash paid for income taxes	13,207	6,090
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$1,639	$4,224
Operating lease right-of-use assets exchanged for lease obligations	4,707	—
Excise tax payable on net stock repurchase	1,660	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 9

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

Docusign, Inc. | 2025 Form 10-Q | 10

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended July 31, 2024 are not necessarily indicative of the results to be expected for the year ending January 31, 2025.

Our fiscal year ends on January 31. References to fiscal 2025, for example, are to the fiscal year ending January 31, 2025. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the prior periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the condensed consolidated financial statements and notes thereto.

Significant items subject to such estimates and assumptions made by management include, but are not limited to, the determination of:
•the fair value of intangible assets acquired in business combinations;
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

Docusign, Inc. | 2025 Form 10-Q | 11

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

We have not adopted accounting pronouncements during the three and six months ended July 31, 2024.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% of our revenue in each of the three and six month periods ended July 31, 2024 and 2023.

Performance Obligations

As of July 31, 2024, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.2 billion. We expect to recognize 56% of the transaction price allocated to remaining performance obligations within the 12 months following July 31, 2024 in our condensed consolidated statement of operations and comprehensive income.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $13.4 million and $15.9 million as of July 31, 2024 and January 31, 2024. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the six months ended July 31, 2024 and 2023, we recognized revenue of $969.4 million and $876.0 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Docusign, Inc. | 2025 Form 10-Q | 12

Geographic Information

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
U.S.	$529,452	$507,984	$1,042,178	$1,001,042
International	206,575	179,703	403,489	348,033
Total revenue	$736,027	$687,687	$1,445,667	$1,349,075

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	July 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$119,053	$—	$—	$119,053
Level 2:
Cash equivalents(1)
Commercial paper	17,933	—	(4)	17,929
Available-for-sale securities
Commercial paper	87,595	3	(68)	87,530
Corporate notes and bonds	306,644	168	(436)	306,376
U.S. governmental securities	27,959	—	(39)	27,920
Level 2 total	440,131	171	(547)	439,755
Total	$559,184	$171	$(547)	$558,808

	January 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$298,517	$—	$—	$298,517
Level 2:
Cash equivalents(1)
Commercial paper	43,845	—	(9)	43,836
U.S. government agency securities	9,968	—	(1)	9,967
Available-for-sale securities
Commercial paper	42,958	2	(25)	42,935
Corporate notes and bonds	299,166	262	(670)	298,758
U.S. governmental securities	28,752	—	(66)	28,686
Level 2 total	424,689	264	(771)	424,182
Total	$723,206	$264	$(771)	$722,699

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of July 31, 2024 and January 31, 2024, in addition to cash of $482.1 million and $444.8 million.

Docusign, Inc. | 2025 Form 10Q | 13

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair values of our available-for-sale securities as of July 31, 2024, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$319,289
Due in one to two years	102,537
$421,826

As of July 31, 2024 and January 31, 2024, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of July 31, 2024 and January 31, 2024.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	July 31, 2024	January 31, 2024
Computer and network equipment	$142,253	$142,241
Software, including capitalized software development costs	228,634	168,584
Furniture and office equipment	18,504	18,196
Leasehold improvements	62,930	58,230
	452,321	387,251
Less: Accumulated depreciation	(279,094)	(244,270)
	173,227	142,981
Work in progress	92,317	102,192
Total	$265,544	$245,173

Depreciation and amortization expense associated with property and equipment was $20.8 million and $20.3 million for the three months ended July 31, 2024 and 2023, and $40.6 million and $38.1 million for the six months ended July 31, 2024 and 2023. This included amortization expense related to capitalized internally developed software costs of $13.4 million and $8.8 million for the three months ended July 31, 2024 and 2023, and $25.1 million and $15.6 million for the six months ended July 31, 2024 and 2023.

For the three months ended July 31, 2024 and 2023, we capitalized $26.8 million and $22.2 million of internally developed software, including $9.1 million and $6.9 million of capitalized stock-based compensation expense in the three months ended July 31, 2024 and 2023. For the six months ended July 31, 2024 and 2023, we capitalized $51.5 million and $43.9 million of internally developed software, including $17.7 million and $13.7 million of capitalized stock-based compensation expense in the six months ended July 31, 2024 and 2023.

Note 5. Acquisitions

Acquisition of DocuSmart, Inc. d/b/a Lexion

On May 31, 2024 (“Acquisition Date”), we acquired 100% of the outstanding equity interests of Lexion, Inc. (“Lexion”), an AI-powered contract management platform which features intelligent contract repository and agreement workflow automation and reporting. We expect to integrate Lexion’s technology comprehensively across the Docusign IAM platform to better enable organizations to create, commit to, and manage agreements. The results of Lexion’s operations have been included in the accompanying consolidated financial statements since the Acquisition Date.

The acquisition purchase consideration, in accordance with ASC 805, totaled $154.0 million and was paid in cash. The Company paid $17.4 million of the consideration to an escrow account held for 18 months by a third party for post-closing indemnification obligations.

We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the Acquisition Date. Fair values were determined using the replacement cost
Docusign, Inc. | 2025 Form 10-Q | 14

method. Excess purchase price consideration was recorded as goodwill and is primarily attributable to the assembled workforce and expanded market opportunities when integrating Lexion’s intelligent contract repository and agreement workflow automation capabilities within Docusign’s IAM platform. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q. We continue to collect information with regards to our estimates and assumptions, including potential liabilities, contingencies, and the allocation of the purchase price. We will record adjustments to the fair value of the net assets acquired, liabilities assumed and goodwill within the measurement period, if necessary.

The following table summarizes preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

(in thousands)	May 31, 2024
Cash and cash equivalents	$10,409
Accounts receivable, net	1,741
Goodwill	103,352
Intangible assets, net	50,200
Contract liabilities — current	(5,071)
Deferred tax liability	(5,862)
Accrued expenses and other current liabilities	(749)
Total purchase consideration	$154,020

None of the goodwill recognized upon acquisition is deductible for U.S. federal income tax purposes.

The estimated useful lives of intangible assets, primarily based on the expected period of benefit to us, and fair values of the identifiable intangible assets at Acquisition Date were as follows:

(in thousands, except years)	Estimated Fair Value	Expected Useful Life
Existing technology	$29,900	5.0 years
Customer relationships—subscription	20,300	7.0 years
Total intangible assets	$50,200	5.8 years

Additionally, the purchase agreement provides for $19.1 million of deferred compensation for key employees for which post acquisition employment service is required. The deferred compensation was paid into an escrow account at closing and recorded as prepaid asset that will amortize into compensation expense on a straight-line basis over the three year term of the arrangement.

We granted certain continuing employees and founders of Lexion restricted stock units (“RSUs”) with an aggregate grant date fair value of $34.8 million that will be accounted for as a post-acquisition compensation expense over the vesting period.

During the six months ended July 31, 2024, we incurred acquisition related expenses of $4.7 million which are recognized within general and administrative expenses in the consolidated statement of operations.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on February 1, 2023. It includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense, deferred compensation, and transaction related expenses. The impact of pro forma adjustments during the three and six months ended July 31, 2024 is not material. For the purpose of computing the pro forma tax effects of the acquisition, we applied the historical annual effective tax rate for the three and six months ended July 31, 2023 to the combined entity results. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on February 1, 2023, or of future results of operations:

(in thousands) (unaudited)	Three Months Ended July 31,	Six Months Ended July 31,
	2023	2023
Net income/(loss)	4,082	2,117

Docusign, Inc. | 2025 Form 10-Q | 15

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2024	$353,138
Additions—Lexion	103,352
Cumulative translation adjustment	(971)
Balance at July 31, 2024	$455,519

Intangible assets consisted of the following:

	As of July 31, 2024				As of January 31, 2024
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	4.1	$106,094	$(70,913)	$35,181	$76,194	$(65,777)	$10,417
Customer contracts & related relationships	5.3	130,382	(66,689)	63,693	110,082	(60,947)	49,135
Other	0.0	22,534	(22,534)	—	22,534	(22,534)	—
	4.9	$259,010	$(160,136)	98,874	$208,810	$(149,258)	59,552
Cumulative translation adjustment				(8,647)			(8,647)
Total				$90,227			$50,905

Amortization of finite-lived intangible assets was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Cost of subscription revenue	$3,067	$2,314	$5,137	$4,717
Sales and marketing	3,113	2,630	5,742	5,259
Total	$6,180	$4,944	$10,879	$9,976

As of July 31, 2024, future amortization of finite-lived intangibles that will be recorded is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period:	Amount (in thousands)
2025, remainder	$13,839
2026	21,535
2027	19,398
2028	16,938
2029	13,191
Thereafter	13,973
Total	$98,874

Docusign, Inc. | 2025 Form 10-Q | 16

Note 7. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Six Months Ended July 31,
(in thousands)	2024	2023
Deferred Contract Acquisition Costs:
Beginning balance	$409,658	$355,389
Additions to deferred contract acquisition costs	113,172	89,191
Amortization of deferred contract acquisition costs	(92,644)	(73,982)
Cumulative translation adjustment	(2,587)	2,113
Ending balance	$427,599	$372,711

Deferred Contract Fulfillment Costs:
Beginning balance	$22,525	$21,076
Additions to deferred contract fulfillment costs	18,083	24,165
Amortization of deferred contract fulfillment costs	(18,823)	(24,400)
Cumulative translation adjustment	14	139
Ending balance	$21,799	$20,980

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

The effective interest rate on the 2023 Notes was 1.0%. The effective interest rate on the 2024 Notes was 0.6%. Interest expense recognized related to the Notes was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$—	$46	$—	$403
Amortization of transaction costs	—	1,110	—	2,219
Total	$—	$1,156	$—	$2,622

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
Docusign, Inc. | 2025 Form 10-Q | 17

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

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2024. As of July 31, 2024, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 9. Commitments and Contingencies

As of July 31, 2024, we had unused letters of credit outstanding totaling $0.6 million, the majority of which are associated with our various operating leases.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of July 31, 2024, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2025, remainder	$18,631
2026	48,783
2027	10,588
2028	1,663
2029	1,138
Thereafter	483
Total	$81,286

We entered into agreements with public cloud computing service providers with minimum commitments through fiscal 2027 and 2028. As of July 31, 2024 our remaining commitments under these agreements are $15.3 million and $102.1 million, respectively, which are excluded from the table above.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of July 31, 2024, and January 31, 2024. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.
Docusign, Inc. | 2025 Form 10-Q | 18

Claims and Litigation

From time to time, we may be subject to legal proceedings, claims, investigations or other contingencies in the ordinary course of business. If we are unsuccessful in defending, or if we determine to settle, any of these matters, we may be required to pay substantial sums, be subject to injunction and/or be required to change how we operates our business, which could have a material adverse impact on our financial position or results of operations.

Legal costs associated with litigation are expensed as incurred. Unless otherwise stated, we are unable to reasonably estimate the loss or a range of possible loss for the matters described below. In certain instances, we may be unable to determine that a loss is probable, or to reasonably estimate the amount of loss or a range of loss, for a claim because of the limited information available and the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the claim. We review loss contingencies at least quarterly to determine whether the likelihood of loss has changed and whether we can make a reasonable estimate of the loss or range of loss. When we determine that a loss from a claim is probable and reasonably estimable, we record a liability for an estimated amount. We also provide disclosure when we determine it is reasonably possible that a loss may be incurred or when it is reasonably possible that the amount of a loss will exceed its recorded liability. Because these issues are often subject to substantial uncertainty, the probability of a loss (if any) and/or the estimated amount of a loss are difficult to ascertain. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, we believe the final outcome of these matters, including the cases described below, will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

Eight putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022, in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; on September 20, 2022, in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343; on March 7, 2024, in the Delaware Court of Chancery, captioned Roy v. Alhadeff, et al., Case No. C.A. 2024-0223-PAF; on April 9, 2024, in the U.S. District Court for the Northern District of California, captioned Alexander v. Springer, et al., Case No. 3:24-cv-02139; on April 11, 2024, in the Delaware Court of Chancery, captioned Ingrao v. Beer, et al., Case No. C.A. 2024-0382-PAF; and on May 28, 2024, in the Delaware Court of Chancery, captioned Jordan v. Springer, et al., Case No. C.A. 2024-0564-PAF. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, then-current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, gross mismanagement, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the first two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The most recent case in the Northern District of California (Alexander) was also related to the other derivative suits and assigned to the same judge, and subsequently consolidated with Lapin and Votto and stayed by order of the court on May 8, 2024. The Delaware suit (Pottetti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery
Docusign, Inc. | 2025 Form 10-Q | 19

issued an order on September 30, 2022, staying the action in light of the securities class action. On May 28, 2024, plaintiff filed a notice seeking to voluntarily dismiss the Delaware Court of Chancery Pottetti action. On June 14, 2024, the plaintiff in Pottetti moved to voluntarily dismiss that action and the Court granted the dismissal on June 17, 2024. Similar to the prior stay in Pottetti, we anticipate the newly filed suits (Roy, Ingrao, and Jordan) will be consolidated and stayed in light of the securities class action, such that no response to the complaints would be due unless and until the stay is lifted.

Docusign Civil Litigation

On October 25, 2022, an action was filed in the Delaware Court of Chancery, captioned Daniel D. Springer v. Mary Agnes Wilderotter and Docusign, Inc., Civil Action No. 2022-0963-LWW, concerning Mr. Springer’s resignation from our board of directors. To avoid the cost and distraction of further litigation with Mr. Springer, we stipulated to entry of judgment in favor of Mr. Springer as to his disputed resignation and his status as a member of our board of directors. The Court of Chancery later dismissed the case.

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. Docusign, Inc. and Mary Agnes Wilderotter. The demand alleged that Mr. Springer was wrongfully terminated as Chief Executive Officer; asserted related claims against Docusign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract. The arbitration hearing for this case took place in March 2024.

On August 28, 2024, the arbitrator issued a final, non-appealable order which decided against Mr. Springer on all of his claims, and did not award him any relief. Docusign considers the matter closed.

Note 10. Stockholders' Equity

Equity Incentive Plans

We maintain three stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”), the Amended and Restated 2011 Equity Incentive Plan and the Amended and Restated 2003 Stock Plan.

As of July 31, 2024, 39.3 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

RSU activity for the six months ended July 31, 2024 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2024	26,700	$60.70
Granted	10,403	57.84
Vested	(4,352)	71.83
Canceled	(2,256)	69.55
Unvested at July 31, 2024	30,495	$57.28

As of July 31, 2024, our total unrecognized compensation cost related to RSUs was $1.3 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 2.99 years.

As of July 31, 2024, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions (“PSU”) was $129.6 million. The number of RSUs granted or canceled included in the table above reflects shares that could be eligible to vest at 100% of target for PSUs and includes adjustments for over or under achievement for PSUs granted in prior periods.

Docusign, Inc. | 2025 Form 10-Q | 20

Stock Options

Option activity for the six months ended July 31, 2024 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2024, all vested and exercisable	1,385	$17.39	2.63	$60,117
Exercised	(85)	12.86
Canceled/expired	(1)	13.43
Outstanding at July 31, 2024, all vested and exercisable	1,299	$17.70	2.27	$48,940

As of July 31, 2024, there was no remaining unrecognized compensation cost related to stock option grants.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of July 31, 2024, 12.1 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $3.5 million and $4.5 million for the three months ended July 31, 2024 and 2023, respectively, and $6.6 million and $8.7 million for the six months ended July 31, 2024 and 2023, respectively.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. Subsequently, in September 2023, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock. In May 2024, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $1.0 billion of our outstanding common stock.

During the three months ended July 31, 2024, we repurchased and canceled 3.8 million shares of common stock for an aggregate amount of $201.7 million. During the six months ended July 31, 2024, we repurchased and canceled 6.3 million shares of common stock for an aggregate amount of $350.8 million. The repurchase amount includes the 1% excise tax as a result of the Inflation Reduction Act (“IRA”).

During the three months ended July 31, 2023, we repurchased and canceled 0.6 million shares of common stock for an aggregate amount of $30.0 million. During the six months ended July 31, 2023, we repurchased and canceled 1.3 million shares of common stock for an aggregate amount of $70.5 million.

Docusign, Inc. | 2025 Form 10-Q | 21

Note 11. Restructuring and Other Related Charges

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

2025 Restructuring Plan

During the first quarter of fiscal 2025, our board of directors authorized a restructuring plan (the “2025 Restructuring Plan”) designed to strengthen and support our financial and operational efficiency while continuing to invest in product and related initiatives. We incurred costs associated with the 2025 Restructuring Plan related to employee termination benefits and other costs mainly in the first quarter of fiscal 2025. As of the second quarter of fiscal 2025, the 2025 Restructuring Plan has been substantially completed.

These amounts are recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive income as they are incurred.

For the three months ended July 31, 2024, restructuring and other related charges were $0.6 million for employee termination benefits. For the six months ended July 31, 2024, restructuring and other related charges were $29.7 million for employee termination benefits, which included stock-based compensation expense of $4.8 million. For the three months ended July 31, 2023, restructuring and other related charges were $0.8 million. For the six months ended July 31, 2023, restructuring and other related charges were $29.6 million, and primarily composed of $28.0 million for employee termination benefits, which included stock-based compensation expense of $5.0 million.

Restructuring liability activities during the six months ended July 31, 2024:

(in thousands)	January 31, 2024	Accruals	Cash Payments	July 31, 2024
2024 Restructuring Plan
Other	122	—	(122)	—
Total	$122	$—	$(122)	$—

2025 Restructuring Plan
Employee termination benefits	$—	$24,874	$(24,276)	$598
Total	$—	$24,874	$(24,276)	$598

Docusign, Inc. | 2025 Form 10-Q | 22

Note 12. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to common stockholders, basic	$888,211	$7,395	$921,971	$7,934
Add: Interest expense on convertible senior notes	—	46	—	403
Net income attributable to common stockholders, diluted	$888,211	$7,441	$921,971	$8,337
Denominator:
Weighted-average common shares outstanding, basic	204,604	203,703	205,231	203,177
Effect of dilutive securities	3,670	4,489	4,328	5,107
Weighted-average common shares outstanding, diluted	208,274	208,192	209,559	208,284
Net income per share attributable to common stockholders:
Basic	$4.34	$0.04	$4.49	$0.04
Diluted	$4.26	$0.04	$4.40	$0.04

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
RSUs	8,924	16,028	6,188	7,190
ESPP	443	456	274	289
Total antidilutive securities	9,367	16,484	6,462	7,479

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

Our income tax (benefit) / provision was $(816.3) million) and $15.1 million for the three months ended July 31, 2024 and 2023, respectively. Our income tax (benefit) / provision was $(813.5) million and $20.2 million for the six months ended July 31, 2024 and 2023, respectively.

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of July 31, 2024, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability which is objective and verifiable, and taking into account anticipated future earnings, we have concluded it is more likely than not that our U.S. federal and states deferred tax assets will be realizable, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. Our U.S. federal and state deferred tax assets largely consist of tax attribute carryforwards (including net operating losses and tax credits) and capitalized research expenditures, all of which are expected to be fully utilized in light of anticipated future earnings. We continue to maintain a valuation allowance against California deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion. We expect future research and development tax credit generation in California to exceed our ability to use the existing tax credits.
Docusign, Inc. | 2025 Form 10-Q | 23

When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. We released $837.7 million of our valuation allowance as a discrete tax benefit during the three and six months ended July 31, 2024. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

As of July 31, 2024, our gross unrecognized tax benefits totaled $71.2 million, excluding related accrued interest and penalties, of which $58.8 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.

Docusign, Inc. | 2025 Form 10-Q | 24

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

Executive Overview of Second Quarter Results

Overview

Docusign offers solutions that address agreement workflows and digital transformation. Docusign’s core offerings, including the world’s leading electronic signature and CLM products, allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better experience for their customers. Additionally, Docusign has introduced its IAM platform, enabling organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely. As a result, approximately 1.6 million customers and more than a billion users worldwide utilize our platform to accelerate and simplify the process of doing business.

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

In addition, we have begun offering our new IAM platform on a user-based subscription basis. The subscription offerings have multiple pricing tiers as well as specialized packages for specific user personas and end markets beginning with sales and customer experience. The rollout of the platform and additional pricing model began gradually in certain customer segments and geographies starting in the second quarter of fiscal 2025, and we plan to continue the platform rollout across additional segments and geographies. As a result, we currently expect eSignature to continue to represent the majority of our revenue for the foreseeable future.

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% of our revenue in each of the three and six month periods ended July 31, 2024 and 2023. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in each of the three and six months ended July 31, 2024 and 2023. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

We are highly focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest in our go-to-market efforts involving an omnichannel approach that consists of direct sales, partner-assisted sales and digital self-service purchasing. As of July 31, 2024, we had a total of approximately 1.6 million customers, including approximately 253,000 enterprise and commercial customers, compared to over 1.4 million customers and approximately 226,000 enterprise and commercial customers as of July 31, 2023. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our products.

Docusign, Inc. | 2025 Form 10-Q | 25

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

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,066 customers as of July 31, 2024 compared to 1,047 customers as of July 31, 2023. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three and Six Months Ended July 31, 2024 and 2023

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Total revenue	$736,027	$687,687	$1,445,667	$1,349,075
Total costs and expenses	678,226	681,075	1,365,238	1,347,114
Total stock-based compensation expense	164,656	151,707	307,160	296,413
Income from operations	57,801	6,612	80,429	1,961
Net income	888,211	7,395	921,971	7,934
Net cash provided by operating activities	220,208	211,016	475,034	444,651
Purchases of property and equipment	(22,280)	(27,379)	(45,033)	(46,436)

Cash, cash equivalents, restricted cash and investments were $1.0 billion as of July 31, 2024.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to support long-term growth. This includes optimizing our omnichannel go-to-market opportunities to target attractive growth opportunities balanced with a more efficient go-to-market cost structure, accelerating product innovation through the continued investment in research and development, and enhancing operational and financial efficiency to scale effectively. Additionally, we continue to evaluate strategic acquisitions and investments. By focusing on infrastructure and technology that best serve our diverse customer base, we are prioritizing initiatives that not only enhance our product capabilities but also expand our product solutions.

We believe these combined efforts will strengthen our ability to retain and grow within our existing customer base, while also attracting new customers.

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

Docusign, Inc. | 2025 Form 10-Q | 26

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

Increasing International Revenue

Our international revenue represented 28% of total revenue in each of the three and six months ended July 31, 2024 compared to 26% of total revenue in each of the three and six months ended July 31, 2023.

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

Docusign, Inc. | 2025 Form 10-Q | 27

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

Docusign, Inc. | 2025 Form 10-Q | 28

Interest Income and Other Income, Net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, changes in fair value of our strategic investments and foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

Our income tax benefit consists primarily of the release of a $837.7 million valuation allowance related to our U.S. deferred tax assets. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of July 31, 2024, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability, which is objective and verifiable, and taking into account anticipated future earnings, we have concluded it is more likely than not that our U.S. federal and states deferred tax assets will be realizable, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. We continue to maintain a valuation allowance against these deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion.
Docusign, Inc. | 2025 Form 10-Q | 29

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2024	As % of revenue	2023	As % of revenue	2024	As % of revenue	2023	As % of revenue
Revenue:
Subscription	$717,366	97%	$669,367	97%	$1,408,849	97%	$1,308,674	97%
Professional services and other	18,661	3	18,320	3	36,818	3	40,401	3
Total revenue	736,027	100	687,687	100	1,445,667	100	1,349,075	100
Cost of revenue:
Subscription	132,372	18	116,185	17	258,974	18	225,127	17
Professional services and other	23,093	3	29,397	4	45,937	3	56,942	4
Total cost of revenue	155,465	21	145,582	21	304,911	21	282,069	21
Gross profit	580,562	79	542,105	79	1,140,756	79	1,067,006	79
Operating expenses:
Sales and marketing	287,464	39	294,838	43	569,108	39	575,443	43
Research and development	147,571	20	135,960	20	281,891	20	251,324	19
General and administrative	87,129	12	103,884	15	179,607	12	208,695	15
Restructuring and other related charges	597	—	811	—	29,721	2	29,583	2
Total operating expenses	522,761	71	535,493	78	1,060,327	73	1,065,045	79
Income from operations	57,801	8	6,612	1	80,429	6	1,961	—
Interest expense	(544)	—	(1,592)	—	(688)	—	(3,558)	—
Interest income and other income, net	14,630	2	17,455	2	28,739	2	29,700	2
Income before provision for (benefit from) income taxes	71,887	10	22,475	3	108,480	8	28,103	2
Provision for (benefit from) income taxes	(816,324)	(111)	15,080	2	(813,491)	(57)	20,169	1
Net income	$888,211	121%	$7,395	1%	$921,971	65%	$7,934	1%

The following discussion and analysis is for the three and six months ended July 31, 2024, compared to the same period in 2023, unless otherwise stated.

Docusign, Inc. | 2025 Form 10-Q | 30

Revenue

	Three Months Ended July 31,		2024 versus 2023	Six Months Ended July 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023		2024	2023
Revenue:
Subscription	$717,366	$669,367	7%	$1,408,849	$1,308,674	8%
Professional services and other	18,661	18,320	2%	36,818	40,401	(9)%
Total revenue	$736,027	$687,687	7%	$1,445,667	$1,349,075	7%

Subscription revenue increased by $48.0 million, or 7%, in the three months ended July 31, 2024 and by $100.2 million, or 8%, in the six months ended July 31, 2024. The increase was primarily due to the expansion of revenue from existing customers and the addition of new customers, as well as an increase in sales to our commercial and enterprise customers through our direct and indirect go-to-market initiatives. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		2024 versus 2023		Six Months Ended July 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023			2024	2023
Cost of revenue:
Subscription	$132,372	$116,185	14%		$258,974	$225,127	15%
Professional services and other	23,093	29,397	(21)%		45,937	56,942	(19)%
Total cost of revenue	$155,465	$145,582	7%		$304,911	$282,069	8%
Gross margin:
Subscription	82%	83%	(1)	pts	82%	83%	(1)	pts
Professional services and other	(24)%	(60)%	36	pts	(25)%	(41)%	16	pts
Total gross margin	79%	79%	—	pts	79%	79%	—	pts

Cost of subscription revenue increased by $16.2 million, or 14%, in the three months ended July 31, 2024 and by $33.8 million, or 15%, in the six months ended July 31, 2024, primarily driven by higher costs to support our growing customer base.

Increases in the three months ended July 31, 2024, primarily consisted of:
•$11.2 million in information technology costs, including a $7.7 million increase in hosting costs as we transition from co-located data centers to public cloud storage infrastructure to support future growth; and
•$4.7 million in personnel costs due to higher headcount driven by additional hiring and the Lexion acquisition.

Increases in the six months ended July 31, 2024, primarily consisted of:
•$21.2 million in information technology costs, including a $15.3 million increase in hosting costs as we transition from co-located data centers to public cloud infrastructure to support future growth; and
•$10.0 million in personnel costs and $5.3 million in stock-based compensation expense due to higher headcount driven by additional hiring.

Cost of professional services revenue decreased by $6.3 million, or 21%, in the three months ended July 31, 2024, and by $11.0 million, or 19% in the six months ended July 31, 2024, primarily driven by lower headcount resulting in lower personnel costs and stock-based compensation expense for both the three months and six months ended July 31, 2024.

Sales and Marketing

	Three Months Ended July 31,		2024 versus 2023	Six Months Ended July 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023		2024	2023
Sales and marketing	$287,464	$294,838	(3)%	$569,108	$575,443	(1)%
Percentage of revenue	39%	43%		39%	43%
Docusign, Inc. | 2025 Form 10-Q | 31

Sales and marketing expenses decreased by $7.4 million, or 3%, in the three months ended July 31, 2024 and by $6.3 million, or 1%, in the six months ended July 31, 2024, primarily due to a decrease in marketing and advertising costs due to shifts in line with our go-to-market strategy.

Main drivers in the three months ended July 31, 2024, primarily consisted of:
•$10.1 million decrease in marketing and advertising, including a reduction in paid search, in line with cost efficiency measures, partially offset by
•$7.2 million increase in stock-based compensation expense due to executive transitions and annual merit increases.

Main drivers in the six months ended July 31, 2024, primarily consisted of:
•$10.5 million decrease in marketing and advertising, including a reduction in paid search, in line with cost efficiency measures, partially offset by
•$8.2 million increase in stock-based compensation expense due to executive transitions and annual merit increases.

Research and Development

	Three Months Ended July 31,		2024 versus 2023	Six Months Ended July 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023		2024	2023
Research and development	$147,571	$135,960	9%	$281,891	$251,324	12%
Percentage of revenue	20%	20%		20%	19%

Research and development expenses increased by $11.6 million, or 9%, in the three months ended July 31, 2024 and by $30.6 million, or 12%, in the six months ended July 31, 2024, primarily due to investments in our workforce to drive product innovation. In the three months ended July 31, 2024, stock-based compensation increased $8.3 million due to executive transitions, annual merit increases, and higher headcount. In the six months ended July 31, 2024, stock-based compensation expense increased $16.5 million due to annual merit increases and executive transitions, and personnel expense increased $11.0 million due to rising headcount.

General and Administrative

	Three Months Ended July 31,		2024 versus 2023	Six Months Ended July 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023		2024	2023
General and administrative	$87,129	$103,884	(16)%	$179,607	$208,695	(14)%
Percentage of revenue	12%	15%		12%	15%

General and administrative expenses decreased by $16.8 million, or 16%, in the three months ended July 31, 2024 and $29.1 million, or 14%, in the six months ended July 31, 2024.

The decrease in the three months ended July 31, 2024, primarily consisted of $13.5 million in professional fees and related expenses, including release of litigation accruals and insurance reimbursements for defense costs.

Decreases in the six months ended July 31, 2024, primarily consisted of:
•$14.8 million in stock-based compensation expense mainly due to executive transitions that occurred in fiscal 2024; and
•$14.0 million in professional fees and related expenses, including release of litigation related accruals and insurance reimbursements related to litigation fees.
Docusign, Inc. | 2025 Form 10-Q | 32

Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,		2024 versus 2023	Six Months Ended July 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023		2024	2023
Provision for (benefit from) income taxes	$(816,324)	$15,080	(5,513)%	$(813,491)	$20,169	(4,133)%
Percentage of revenue	(111)%	2%		(57)%	1%

The change in income tax benefit for the three and six months ended July 31, 2024, was primarily due to the release of $837.7 million of our valuation allowance related to our U.S. deferred tax assets, as a discrete tax benefit during the three months ended July 31, 2024. As of July 31, 2024, based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis (see Note 13 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q for further details).

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments, as well as cash generated from operations. As of July 31, 2024, we had $938.4 million in cash and cash equivalents and short-term investments. We also had $102.5 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services, and we have additional borrowing capacity available from our credit facility.

In January 2021, we entered into a $500.0 million credit facility, as amended in May 2023, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. There were no outstanding borrowings under the credit facility as of July 31, 2024, and we were in compliance with related covenants as of July 31, 2024.

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

Our principal contractual obligations and commitments consist of obligations under operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 9 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

In addition to our contractual commitments, our board of directors has authorized a stock repurchase program, which commenced in March 2022 and does not have an expiration date. During the six months ended July 31, 2024, we repurchased 6.3 million shares of common stock for $350.8 million through our stock repurchase program. Included in the repurchase amount is the 1% excise tax as a result of the IRA. The program has no minimum purchase and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. We expect that our existing sources of liquidity, including our existing cash, cash equivalents and investments, expected future operating cash flows, and borrowing capacity of our credit facility, will finance the repurchase of common stock at
Docusign, Inc. | 2025 Form 10-Q | 33

management’s discretion. The timing and amount of any repurchases of common stock will be determined by management based on its evaluation of market conditions and other factors.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$475,034	$444,651
Investing activities	$(236,887)	$(56,911)
Financing activities	(408,942)	(90,251)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,677)	2,290
Net change in cash, cash equivalents and restricted cash	$(173,472)	$299,779

Cash Flows from Operating Activities

Cash provided by operating activities was $475.0 million in the six months ended July 31, 2024. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income due to higher interest rates. Our primary uses of cash include the payment of employee salaries and benefits, including the payment of termination benefits under the 2025 Restructuring Plan implemented in the first quarter of fiscal 2025, in addition to vendor payments. Additionally, in connection with the acquisition of Lexion, we agreed to pay $19.1 million in deferred compensation for key employees, which we paid into an escrow account.

Cash provided by operating activities was $444.7 million for the six months ended July 31, 2023. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income due to favorable interest rates. Our primary uses of cash include payment of employee salaries and benefits, including the payment of termination benefits under the 2024 Restructuring Plan implemented in the first quarter of fiscal 2024.

Cash Flows from Investing Activities

For the six months ended July 31, 2024, net cash used in investing activities of $236.9 million was primarily driven by the acquisition of Lexion, which totaled $143.6 million, net of cash acquired in addition to $47.6 million net purchases of marketable securities and $45.0 million in purchases of property and equipment as we continued to support operations at our data centers and invest in capitalized software development projects.

For the six months ended July 31, 2023, cash used in investing activities of $56.9 million was primarily driven by $10.4 million net purchases of marketable securities in addition to $46.4 million in purchases of property and equipment as we continued to support operations at our data centers and invest in capitalized software development projects.

Cash Flows from Financing Activities

For the six months ended July 31, 2024, cash used in financing activities of $408.9 million was primarily driven by $349.1 million to repurchase 6.3 million shares of common stock at an average price of $55.02 per share through our stock repurchase program, and $59.8 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

For the six months ended July 31, 2023, cash used in financing activities of $90.3 million was primarily driven by $70.5 million to repurchase 1.3 million shares of common stock at an average price of $54.51 per share through our stock repurchase program, and $43.5 million payments for tax withholding on share settlements, net of proceeds associated with equity plans. We also received $23.7 million in connection with the settlement of our Capped Calls in relation to our 2023 Notes.

Docusign, Inc. | 2025 Form 10-Q | 34

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
The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, income taxes, loss contingencies, business combinations, and valuation of acquired intangible assets in business combinations.

Except for the following, there have been no material changes to our critical accounting policies and estimates as described in our fiscal 2024 Annual Report on Form 10-K.

Valuation of Acquired Intangible Assets in Business Combinations

See Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in our fiscal 2024 Annual Report on Form 10-K, for information regarding our significant accounting policies for business combinations.

At the acquisition date, we make significant estimates and assumptions when we determine the fair value of acquired assets and liabilities, especially with respect to acquired intangible assets. Key assumptions include, but are not limited to, time and resources required to recreate the assets acquired. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. During the measurement period of up to one year, from the acquisition date, based on new information obtained that relates to the facts and circumstances that existed as of the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. We record adjustments identified, if any, subsequent to the end of the measurement period in our consolidated statement of operations.

Recent Accounting Pronouncements

Refer to Note 1 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this report.
Docusign, Inc. | 2025 Form 10-Q | 35

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

Docusign, Inc. | 2025 Form 10-Q | 36

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
GAAP gross profit	$580,562	$542,105	$1,140,756	$1,067,006
Add: Stock-based compensation	20,591	20,367	39,474	38,454
Add: Amortization of acquisition-related intangibles	3,067	2,314	5,137	4,717
Add: Employer payroll tax on employee stock transactions	816	713	1,839	1,387
Add: Lease-related impairment and lease-related charges	—	292	—	721
Non-GAAP gross profit	$605,036	$565,791	$1,187,206	$1,112,285
GAAP gross margin	78.9%	78.8%	78.9%	79.1%
Non-GAAP adjustments	3.3%	3.5%	3.1%	3.3%
Non-GAAP gross margin	82.2%	82.3%	82.0%	82.4%

GAAP subscription gross profit	$584,994	$553,182	$1,149,875	$1,083,547
Add: Stock-based compensation	15,593	13,081	29,774	24,438
Add: Amortization of acquisition-related intangibles	3,067	2,314	5,137	4,717
Add: Employer payroll tax on employee stock transactions	595	465	1,387	930
Add: Lease-related impairment and lease-related charges	—	206	—	505
Non-GAAP subscription gross profit	$604,249	$569,248	$1,186,173	$1,114,137
GAAP subscription gross margin	81.5%	82.6%	81.6%	82.8%
Non-GAAP adjustments	2.7%	2.4%	2.6%	2.3%
Non-GAAP subscription gross margin	84.2%	85.0%	84.2%	85.1%

GAAP professional services and other gross loss	$(4,432)	$(11,077)	$(9,119)	$(16,541)
Add: Stock-based compensation	4,998	7,286	9,700	14,016
Add: Employer payroll tax on employee stock transactions	221	248	452	457
Add: Lease-related impairment and lease-related charges	—	86	—	216
Non-GAAP professional services and other gross profit	$787	$(3,457)	$1,033	$(1,852)
GAAP professional services and other gross margin	(23.8)%	(60.4)%	(24.8)%	(40.9)%
Non-GAAP adjustments	28.0%	41.5%	27.6%	36.3%
Non-GAAP professional services and other gross margin	4.2%	(18.9)%	2.8%	(4.6)%

Reconciliation of income from operations and operating margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
GAAP income from operations	$57,801	$6,612	$80,429	$1,961
Add: Stock-based compensation	164,448	151,673	302,324	291,425
Add: Amortization of acquisition-related intangibles	6,180	4,944	10,879	9,976
Add: Employer payroll tax on employee stock transactions	4,772	4,046	11,176	8,230
Add: Acquisition-related expenses	3,358	—	4,716	—
Add: Restructuring and other related charges	597	811	29,721	29,583
Add: Lease-related impairment and lease-related charges	—	1,784	—	4,460
Non-GAAP income from operations	$237,156	$169,870	$439,245	$345,635
GAAP operating margin	7.9%	1.0%	5.6%	0.1%
Non-GAAP adjustments	24.3%	23.7%	24.8%	25.5%
Non-GAAP operating margin	32.2%	24.7%	30.4%	25.6%

Docusign, Inc. | 2025 Form 10-Q | 37

Reconciliation of net income:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
GAAP net income	$888,211	$7,395	$921,971	$7,934
Add: Stock-based compensation	164,448	151,673	302,324	291,425
Add: Amortization of acquisition-related intangibles	6,180	4,944	10,879	9,976
Add: Employer payroll tax on employee stock transactions	4,772	4,046	11,176	8,230
Add: Acquisition-related expenses	3,358	—	4,716	—
Add: Restructuring and other related charges	597	811	29,721	29,583
Add: Amortization of debt discount and issuance costs	—	1,294	—	2,898
Add: Fair value adjustments to strategic investments	—	—	—	119
Add: Lease-related impairment and lease-related charges	—	1,784	—	4,460
Add: Income tax and other tax adjustments	(866,572)	(22,325)	(906,950)	(54,790)
Non-GAAP net income	$200,994	$149,622	$373,837	$299,835

Computation of free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$220,208	$211,016	$475,034	$444,651
Less: Purchases of property and equipment	(22,280)	(27,379)	(45,033)	(46,436)
Non-GAAP free cash flow	$197,928	$183,637	$430,001	$398,215
Net cash provided by (used in) investing activities	$(176,110)	$(64,723)	$(236,887)	$(56,911)
Net cash used in financing activities	$(239,068)	$(69,347)	$(408,942)	$(90,251)

Computation of billings:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Revenue	$736,027	$687,687	$1,445,667	$1,349,075
Add: Contract liabilities and refund liability, end of period	1,334,461	1,233,894	1,334,461	1,233,894
Less: Contract liabilities and refund liability, beginning of period	(1,340,680)	(1,210,965)	(1,343,792)	(1,191,269)
Add: Contract assets and unbilled accounts receivable, beginning of period	17,179	22,936	20,189	16,615
Less: Contract assets and unbilled accounts receivable, end of period	(17,461)	(22,358)	(17,461)	(22,358)
Add: Contract assets and unbilled accounts receivable by acquisitions	53	—	53	—
Less: Contract liabilities and refund liability contributed by acquisitions	(5,071)	—	(5,071)	—
Non-GAAP billings	$724,508	$711,194	$1,434,046	$1,385,957

Docusign, Inc. | 2025 Form 10-Q | 38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of July 31, 2024, we had cash, cash equivalents and investments totaling $1.0 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. Treasury and government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.7 million decrease of the fair value of our investment portfolio as of July 31, 2024. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Additionally, our revolving credit facility, which is undrawn as of July 31, 2024, can be borrowed based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of July 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the second quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Docusign, Inc. | 2025 Form 10-Q | 39

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

Docusign, Inc. | 2025 Form 10-Q | 40

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

Eight putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022, in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; on September 20, 2022, in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343; on March 7, 2024, in the Delaware Court of Chancery, captioned Roy v. Alhadeff, et al., Case No. C.A. 2024-0223-PAF; on April 9, 2024, in the U.S. District Court for the Northern District of California, captioned Alexander v. Springer, et al., Case No. 3:24-cv-02139; on April 11, 2024, in the Delaware Court of Chancery, captioned Ingrao v. Beer, et al., Case No. C.A. 2024-0382-PAF; and on May 28, 2024, in the Delaware Court of Chancery, captioned Jordan v. Springer, et al., Case No. C.A. 2024-0564-PAF. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, then-current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, gross mismanagement, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the first two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The most recent case in the Northern District of California (Alexander) was also related to the other derivative suits and assigned to the same judge, and subsequently consolidated with Lapin and Votto and stayed by order of the court on May 8, 2024. The Delaware suit (Pottetti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022, staying the action in light of the securities class action. On May 28, 2024, plaintiff filed a notice seeking to voluntarily dismiss the Delaware Court of Chancery Pottetti action. On June 14, 2024, the plaintiff in Pottetti moved to voluntarily dismiss that action and the Court granted the dismissal on June 17, 2024. Similar to the prior stay in Pottetti, we anticipate the newly filed suits (Roy, Ingrao, and Jordan) will be consolidated and stayed in light of the securities class action, such that no response to the complaints would be due unless and until the stay is lifted.

Docusign Civil Litigation

Docusign, Inc. | 2025 Form 10-Q | 41

On October 25, 2022, an action was filed in the Delaware Court of Chancery, captioned Daniel D. Springer v. Mary Agnes Wilderotter and Docusign, Inc., Civil Action No. 2022-0963-LWW, concerning Mr. Springer’s resignation from our board of directors. To avoid the cost and distraction of further litigation with Mr. Springer, we stipulated to entry of judgment in favor of Mr. Springer as to his disputed resignation and his status as a member of our board of directors. The Court of Chancery later dismissed the case.

In addition, on January 26, 2023, Mr. Springer delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. Docusign, Inc. and Mary Agnes Wilderotter. The demand alleged that Mr. Springer was wrongfully terminated as Chief Executive Officer; asserted related claims against Docusign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract. The arbitration hearing for this case took place in March 2024.

On August 28, 2024, the arbitrator issued a final, non-appealable order which decided against Mr. Springer on all of his claims, and did not award him any relief. Docusign considers the matter closed.

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
Docusign, Inc. | 2025 Form 10-Q | 42

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

Docusign, Inc. | 2025 Form 10-Q | 43

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

Docusign, Inc. | 2025 Form 10-Q | 44

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

Docusign, Inc. | 2025 Form 10-Q | 45

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

Docusign, Inc. | 2025 Form 10-Q | 46

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

Docusign, Inc. | 2025 Form 10-Q | 47

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

Furthermore, in July 2024, a software update by CrowdStrike Holdings, Inc., a cybersecurity technology company, caused widespread crashes of Windows systems into which it was integrated, including certain Windows systems that may have been used by our third-party service providers, vendors and customers. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material impacts as a result of the CrowdStrike software update, but we could in the future experience similar third-party software-induced interruptions to our operations.

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

Docusign, Inc. | 2025 Form 10-Q | 48

Our success and future growth depend upon the continued services of highly skilled personnel, including our management team and other key employees. Changes in our management team resulting from the hiring or departure of executives and key employees from time to time could disrupt our business. In the last 12 months, there have been significant changes to our senior leadership team. For example, in August 2024, Steve Shute, our President, Worldwide Field Operations, departed the Company and Paula Hansen was appointed as our President, Chief Revenue Officer.

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

Our future success, and our ability to achieve our operational and business objectives, depends in large part on the successful recruitment, integration and continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are essential to the development of our technology, platform, future vision, and strategic direction. Our senior management and key employees are employed on an at-will basis, meaning that we may terminate their employment at any time, with or without cause, and they may resign at any time, with or without cause. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to attract, integrate, retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed. For example, in February 2023, in an effort to support our growth, scale and profitability objectives, we authorized an additional restructuring plan, which included a restructuring and reduction of the current workforce by approximately 10%. The execution of this restructuring plan was substantially completed at the end of the second quarter of fiscal 2024. Further, in February 2024, in an effort to strengthen and support our financial and operational efficiency while continuing to invest in product and related initiatives, we authorized an additional restructuring plan, which included a restructuring and reduction of the current workforce by approximately 6%. The execution of this restructuring plan was substantially completed at the end of the second quarter of fiscal 2025. These restructuring plans could negatively impact our ability to attract, integrate, retain and motivate key employees.

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

We sell to U.S. federal, state and local, as well as foreign, government agencies and public sector customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks, including those related to our status as a service provider to U.S. state and federal governmental agencies. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense to meet unique compliance requirements, some of which may be statutory or regulatory, without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict. Further, government compliance requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. Failure to meet government contract compliance obligations can create the risk of statutory penalties as well as standard breach of contract risk. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of macro-economic factors, including inflation, changes in interest rates, government shutdowns, the U.S. presidential election, actual or perceived instability in the global banking sector, regional or global conflicts and public health crises, may adversely affect public sector demand for our products and solutions.

In addition, both government agencies and entities in highly regulated industries may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to obtain broader rights in our offerings than would be standard. Such agencies and entities may have
Docusign, Inc. | 2025 Form 10-Q | 49

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

As part of our business strategy, we continually evaluate opportunities to acquire or invest in businesses, products or technologies that we believe could complement or expand our products and solutions, enhance our technical capabilities or otherwise offer growth opportunities. For example, in May 2024, we acquired Lexion, an AI-powered contract management platform which features intelligent contract repository and agreement workflow automation and reporting. In the future, we may be unable to identify suitable acquisition candidates and, even if we do, we may not be able to complete desired acquisitions on favorable terms, if at all. If we are unable to complete acquisitions, we may not be able to strengthen our competitive position or achieve our goals. Future acquisitions and investments may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management attention, increasing our expenses, and subjecting us to additional liabilities. An acquisition may also negatively affect our financial results because it may:

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
Docusign, Inc. | 2025 Form 10-Q | 50

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

Different pricing structures apply to our Docusign product offerings. For eSignature, we price our subscriptions based on the functionality required by our customers and the quantity of Envelopes required by our customers. We expect that we may need to change our pricing or pricing structures from time to time, including in connection with the launch of our IAM platform and new or enhanced offerings or in response to competitive pressures. For example, in the second quarter of fiscal 2025, we began to offer our IAM platform on a user-based subscription with transaction-based add-ons. The rollout of our IAM platform and additional pricing model began gradually, starting in the second quarter of fiscal 2025. Additionally, as new or existing competitors introduce new competitive products or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we must also determine the appropriate price to enable us to compete effectively in non-U.S. markets. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

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
Docusign, Inc. | 2025 Form 10-Q | 51

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
Docusign, Inc. | 2025 Form 10-Q | 52

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. For example, we have, in the past, experienced net losses and, even in periods in which we generate net income, we may not be able to maintain or increase our level of profitability. In addition to the other risks described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

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

Docusign, Inc. | 2025 Form 10-Q | 53

Our ability to increase our revenue and grow our business is partially dependent on the widespread acceptance of our products and solutions by large businesses and other commercial organizations. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and solutions. The length of our sales cycle for these customers from initial evaluation to payment for our offerings is generally three to nine months, but can vary substantially from customer to customer and from offering to offering. Customers frequently require considerable time to evaluate, test and qualify our offerings prior to entering into or expanding a subscription. This is particularly true of CLM and our other advanced offerings, where longer evaluation, testing and qualification processes often result in longer sales cycles than for our eSignature product, and may also affect sales cycles for our IAM solutions as we market them to a growing number of potential customers. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale.

Additional factors that may influence the length and variability of our sales cycle include:

▪the effectiveness of our sales force;
▪the discretionary nature of purchasing and budget cycles and decisions;
▪the obstacles placed by customers’ procurement process;
▪economic conditions, including due to inflation, changes in interest rates, government shutdowns, increased debt and equity market volatility, and other factors impacting customer budgets;
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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2024, 2023 and 2022 total revenue generated from customers outside the U.S. was 26%, 25% and 23% of our total revenue. As of July 31, 2024, we have offices in 12 countries and approximately 35% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.
Docusign, Inc. | 2025 Form 10-Q | 54

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
Docusign, Inc. | 2025 Form 10-Q | 55

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of July 31, 2024, we had available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

As of July 31, 2024, we had available borrowing capacity of $500.0 million under our credit facility. If we decide to borrow a portion or the full amount under our credit facility, such indebtedness may:

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

As of July 31, 2024, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience
Docusign, Inc. | 2025 Form 10-Q | 56

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
Docusign, Inc. | 2025 Form 10-Q | 57

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

Additionally, we are subject to various other laws and regulations affecting our business. For example, the SEC has adopted cybersecurity risk management and disclosure rules, which require mandatory disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy and governance. In March 2024, the SEC also adopted (but subsequently stayed the implementation of) amendments that would require us to disclose certain climate-related information in our annual reports beginning with our annual report covering fiscal year ended January 31, 2026. Additionally, California recently adopted the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, each of which mandate certain climate-related public disclosure requirements (although there are proposals to stay such requirements until 2028).

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
Docusign, Inc. | 2025 Form 10-Q | 58

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
Docusign, Inc. | 2025 Form 10-Q | 59

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

Docusign, Inc. | 2025 Form 10-Q | 60

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

Docusign, Inc. | 2025 Form 10-Q | 61

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
Docusign, Inc. | 2025 Form 10-Q | 62

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
Docusign, Inc. | 2025 Form 10-Q | 63

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
Docusign, Inc. | 2025 Form 10-Q | 64

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
Docusign, Inc. | 2025 Form 10-Q | 65

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
Docusign, Inc. | 2025 Form 10-Q | 66

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

Docusign, Inc. | 2025 Form 10-Q | 67

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended July 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
May 1 - May 31	—	—	—	$1,142,382
June 1 - June 30	2,323,385	$51.67	2,323,385	$1,022,329
July 1 - July 31	1,485,979	$53.85	1,485,979	$942,306
Total	3,809,364		3,809,364	$942,306

(1) In March 2022, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. In September 2023, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock. In May 2024, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $1.0 billion of our outstanding common stock. Repurchases of our common stock may be effected from time to time, either on the open market, block trades, in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. See Note 10 of this Quarterly Report on Form 10-Q for additional information related to stock repurchases.

(2) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the IRA.

(3) Amounts presented exclude the 1% excise tax as a result of the IRA.

Docusign, Inc. | 2025 Form 10-Q | 68

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. Other Information

During the three months ended July 31, 2024, the following officers and directors of the Company entered into trading plans during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies on insider trading:

Name	Title	Adoption Date	Earliest Sale Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased
Teresa Briggs	Director	June 14, 2024	September 16, 2024	June 30, 2025	Up to 2,136	N/A
Blake Grayson	Chief Financial Officer	June 28, 2024	October 15, 2024	June 30, 2025	Up to 111,662	N/A
Jim Shaughnessy	Chief Legal Officer	July 10, 2024	October 9, 2024	October 31, 2025	Up to 37,500	N/A

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

Docusign, Inc. | 2025 Form 10-Q | 69

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 11, 2024
10.1#	Separation Agreement by and between Registrant and Steve Shute, dated June 24, 2024.	8-K	001-38465	10.1	June 25, 2024
10.2#	Offer Letter by and between the Registrant and Paula Hansen, dated June 7, 2024.	8-K	001-38465	10.2	June 25, 2024
10.3#	Executive Severance and Change in Control Agreement by and between Registrant and Paula Hansen, dated June 10, 2024.	8-K	001-38465	10.3	June 25, 2024
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan, contract or agreement
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Docusign, Inc. | 2025 Form 10-Q | 70

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2024

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Blake Grayson
Blake Grayson
Chief Financial Officer
(Principal Accounting and Financial Officer)

Docusign, Inc. | 2025 Form 10-Q | 71