Form 10-Q
period 2024-10-31
DOCUSIGN, INC.
filed 2024-12-06
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 202,023,141 shares of common stock, par value $0.0001, outstanding at November 29, 2024.

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, volatile interest rates, and market volatility on the global economy; our ability to estimate the size and growth of our total addressable market; our ability to compete effectively in an evolving and competitive market; the impact of any data breaches, cyberattacks or other malicious activity on our technology systems; our ability to effectively sustain and manage our growth and future expenses and maintain or increase future profitability; our ability to attract new customers and maintain and expand our existing customer base; our ability to effectively implement and execute our restructuring plans; our ability to scale and update our platform to respond to customers’ needs and rapid technological change, including our ability to successfully incorporate generative artificial intelligence into our existing and future products; our ability to successfully execute our technical developments, go-to-market and sales strategy for our Intelligent Agreement Management (“IAM”) platform; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to retain our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility or other indebtedness; our ability to realize the anticipated benefits of our stock repurchase program; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to attract large organizations as users; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of regional and global conflicts; and our ability to maintain proper and effective internal controls.

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
Docusign, Inc. | 2025 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	October 31, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$610,870	$797,060
Investments—current	331,506	248,402
Accounts receivable, net of allowance for doubtful accounts of $9,556 and $5,499 as of October 31, 2024 and January 31, 2024	300,444	439,299
Contract assets—current	13,645	15,922
Prepaid expenses and other current assets	75,412	66,984
Total current assets	1,331,877	1,567,667
Investments—noncurrent	112,805	121,977
Property and equipment, net	278,623	245,173
Operating lease right-of-use assets	113,365	123,188
Goodwill	455,678	353,138
Intangible assets, net	83,307	50,905
Deferred contract acquisition costs—noncurrent	445,987	409,627
Deferred tax assets—noncurrent	816,538	2,031
Other assets—noncurrent	132,028	97,584
Total assets	$3,770,208	$2,971,290
Liabilities and Equity
Current liabilities
Accounts payable	$18,144	$19,029
Accrued expenses and other current liabilities	94,591	104,037
Accrued compensation	158,779	195,266
Contract liabilities—current	1,307,749	1,320,059
Operating lease liabilities—current	19,507	22,230
Total current liabilities	1,598,770	1,660,621
Contract liabilities—noncurrent	22,931	21,980
Operating lease liabilities—noncurrent	111,132	120,823
Deferred tax liability—noncurrent	19,303	16,795
Other liabilities—noncurrent	28,695	21,332
Total liabilities	1,780,831	1,841,551
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of October 31, 2024 and January 31, 2024	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 202,000 shares outstanding as of October 31, 2024; 500,000 shares authorized, 205,326 shares outstanding as of January 31, 2024	20	21
Treasury stock, at cost: 30 shares as of October 31, 2024; 18 shares as of January 31, 2024	(2,871)	(2,164)
Additional paid-in capital	3,225,481	2,821,461
Accumulated other comprehensive loss	(23,682)	(19,360)
Accumulated deficit	(1,209,571)	(1,670,219)
Total stockholders’ equity	1,989,377	1,129,739
Total liabilities and equity	$3,770,208	$2,971,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue:
Subscription	$734,693	$682,352	$2,143,542	$1,991,026
Professional services and other	20,127	18,069	56,945	58,470
Total revenue	754,820	700,421	2,200,487	2,049,496
Cost of revenue:
Subscription	134,587	114,227	393,561	339,354
Professional services and other	21,950	28,418	67,887	85,360
Total cost of revenue	156,537	142,645	461,448	424,714
Gross profit	598,283	557,776	1,739,039	1,624,782
Operating expenses:
Sales and marketing	290,597	292,473	859,705	867,916
Research and development	151,101	136,640	432,992	387,964
General and administrative	97,555	108,215	277,162	316,910
Restructuring and other related charges	—	710	29,721	30,293
Total operating expenses	539,253	538,038	1,599,580	1,603,083
Income from operations	59,030	19,738	139,459	21,699
Interest expense	(462)	(1,577)	(1,150)	(5,135)
Interest income and other income, net	13,006	17,673	41,745	47,373
Income before provision for (benefit from) income taxes	71,574	35,834	180,054	63,937
Provision for (benefit from) income taxes	9,151	(2,971)	(804,340)	17,198
Net income	$62,423	$38,805	$984,394	$46,739
Net income per share attributable to common stockholders:
Basic	$0.31	$0.19	$4.81	$0.23
Diluted	$0.30	$0.19	$4.69	$0.23
Weighted-average shares used in computing net income per share:
Basic	203,567	204,456	204,674	203,609
Diluted	208,706	208,054	209,755	208,317

Comprehensive income:
Foreign currency translation gain (loss), net of tax	$285	$(10,029)	$(5,033)	$(7,523)
Unrealized gains on investments, net of tax	581	1,078	711	2,032
Other comprehensive income (loss)	866	(8,951)	(4,322)	(5,491)
Comprehensive income	$63,289	$29,854	$980,072	$41,248

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$14,862	$13,705	$44,636	$38,143
Cost of revenue—professional services and other	4,765	7,343	14,465	21,359
Sales and marketing	49,347	53,715	154,396	150,604
Research and development	53,184	48,310	150,816	129,458
General and administrative	31,070	36,337	91,239	111,271
Restructuring and other related charges	—	8	4,836	4,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at July 31, 2024	202,296	$20	$3,087,650	$(2,670)	$(24,548)	$(1,099,046)	$1,961,406
Exercise of stock options	576	—	10,257	—	—	—	10,257
Settlement of restricted stock units	2,640	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(934)	—	(52,252)	(201)	—	—	(52,453)
Employee stock purchase plan	298	—	15,124	—	—	—	15,124
Repurchases of common stock	(2,876)	—	—	—	—	(172,948)	(172,948)
Employee stock-based compensation	—	—	164,702	—	—	—	164,702
Net income	—	—	—	—	—	62,423	62,423
Other comprehensive income, net	—	—	—	—	866	—	866
Balances at October 31, 2024	202,000	$20	$3,225,481	$(2,871)	$(23,682)	$(1,209,571)	$1,989,377

Balances at July 31, 2023	203,197	$20	$2,530,532	$(2,027)	$(19,536)	$(1,661,230)	$847,759
Exercise of stock options	693	—	12,375	—	—	—	12,375
Settlement of restricted stock units	2,130	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(752)	—	(33,673)	(137)	—	—	(33,810)
Employee stock purchase plan	419	—	14,603	—	—	—	14,603
Repurchases of common stock	(1,765)	—	—	—	—	(75,035)	(75,035)
Employee stock-based compensation	—	—	169,287	—	—	—	169,287
Net income	—	—	—	—	—	38,805	38,805
Other comprehensive loss, net	—	—	—	—	(8,951)	—	(8,951)
Balances at October 31, 2023	203,922	$20	$2,693,124	$(2,164)	$(28,487)	$(1,697,460)	$965,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2025 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2024	205,326	$21	$2,821,461	$(2,164)	$(19,360)	$(1,670,219)	$1,129,739
Exercise of stock options	660	—	11,346	—	—	—	11,346
Settlement of restricted stock units	6,869	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(2,496)	—	(135,992)	(707)	—	—	(136,699)
Employee stock purchase plan	862	—	35,314	—	—	—	35,314
Repurchases of common stock	(9,221)	(1)	—	—	—	(523,746)	(523,747)
Employee stock-based compensation	—	—	493,352	—	—	—	493,352
Net income	—	—	—	—	—	984,394	984,394
Other comprehensive loss, net	—	—	—	—	(4,322)	—	(4,322)
Balances at October 31, 2024	202,000	$20	$3,225,481	$(2,871)	$(23,682)	$(1,209,571)	$1,989,377

Balances at January 31, 2023	201,904	$20	$2,240,732	$(1,785)	$(22,996)	$(1,598,684)	$617,287
Exercise of stock options	769	—	13,207	—	—	—	13,207
Settlement of restricted stock units	5,415	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,947)	—	(98,533)	(379)	—	—	(98,912)
Employee stock purchase plan	839	—	32,993	—	—	—	32,993
Repurchases of common stock	(3,058)	—	—	—	—	(145,515)	(145,515)
Settlement of capped calls, net of related costs	—	—	23,688	—	—	—	23,688
Employee stock-based compensation	—	—	481,037	—	—	—	481,037
Net income	—	—	—	—	—	46,739	46,739
Other comprehensive loss, net	—	—	—	—	(5,491)	—	(5,491)
Balances at October 31, 2023	203,922	$20	$2,693,124	$(2,164)	$(28,487)	$(1,697,460)	$965,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2025 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$984,394	$46,739
Adjustments to reconcile net income provided by operating activities:
Depreciation and amortization	79,097	71,429
Amortization of deferred contract acquisition and fulfillment costs	172,731	147,781
Amortization of debt discount and transaction costs	415	3,722
Non-cash operating lease costs	14,463	16,499
Stock-based compensation expense	460,388	455,831
Deferred income taxes	(817,886)	7,265
Other	6,472	(1,353)
Changes in operating assets and liabilities:
Accounts receivable	130,691	152,902
Prepaid expenses and other current assets	(8,300)	(7,957)
Deferred contract acquisition and fulfillment costs	(214,548)	(176,510)
Other assets	(16,118)	(14,019)
Accounts payable	(1,514)	(9,089)
Accrued expenses and other liabilities	(7,146)	2,372
Accrued compensation	(41,128)	(4,368)
Contract liabilities	(16,431)	36,876
Operating lease liabilities	(16,220)	(19,292)
Net cash provided by operating activities	709,360	708,828
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(143,611)	—
Purchases of marketable securities	(333,537)	(203,346)
Maturities of marketable securities	265,834	251,517
Purchases of strategic and other investments	(625)	(520)
Purchases of property and equipment	(68,646)	(70,277)
Net cash used in investing activities	(280,585)	(22,626)
Cash flows from financing activities:
Repayments of convertible senior notes	—	(37,083)
Repurchases of common stock	(521,803)	(145,515)
Settlement of capped calls, net of related costs	—	23,688
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(132,134)	(98,296)
Proceeds from exercise of stock options	11,346	13,207
Proceeds from employee stock purchase plan	35,314	32,994
Net cash used in financing activities	(607,277)	(211,005)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,239)	(4,897)
Net increase (decrease) in cash, cash equivalents and restricted cash	(180,741)	470,300
Cash, cash equivalents and restricted cash at beginning of period (1)	801,499	723,201
Cash, cash equivalents and restricted cash at end of period (1)	$620,758	$1,193,501
(1) $9.9 million and $4.4 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent at October 31, 2024 and January 31, 2024. $4.9 million and $1.3 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent at October 31, 2023 and January 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2025 Form 10-Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended October 31,
(in thousands)	2024	2023
Supplemental disclosure:
Cash paid for interest	$—	$185
Cash paid for operating lease liabilities	20,885	27,115
Cash paid for income taxes	17,377	8,747
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$2,036	$1,318
Operating lease right-of-use assets exchanged for lease obligations	4,739	1,573
Excise tax payable on net stock repurchase	1,943	—

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

Docusign offers solutions that address agreement workflows and digital transformation. Docusign’s core offerings, including the IAM platform, the world’s leading electronic signature, and contract lifecycle management (“CLM”) solutions, allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better customer experience. For example, Docusign’s innovative IAM platform automates agreement workflows, uncovers actionable insights, and leverages artificial intelligence (“AI”) capabilities, which enables organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely.

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for the year ending January 31, 2025.

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

In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" (“ASU 2024-03”), which requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. ASU 2024-03 is effective for annual filings for the Company's fiscal year beginning February 1, 2027, and interim filings for the fiscal year beginning February 1, 2028, and can be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2024-03 on our financial statements.

We have not adopted accounting pronouncements during the three and nine months ended October 31, 2024.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% of our revenue in each of the three and nine month periods ended October 31, 2024 and 2023.

Performance Obligations

As of October 31, 2024, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.3 billion. We expect to recognize 56% of the transaction price allocated to remaining performance obligations within the 12 months following October 31, 2024 in our condensed consolidated statement of operations and comprehensive income.
Docusign, Inc. | 2025 Form 10-Q | 12

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $13.6 million and $15.9 million as of October 31, 2024 and January 31, 2024. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the nine months ended October 31, 2024 and 2023, we recognized revenue of $1.2 billion and $1.1 billion that was included in the corresponding contract liability balance at the beginning of the periods presented.

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

Geographic Information

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
U.S.	$543,294	$515,050	$1,585,472	$1,516,092
International	211,526	185,371	615,015	533,404
Total revenue	$754,820	$700,421	$2,200,487	$2,049,496

Docusign, Inc. | 2025 Form 10Q | 13

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	October 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$131,736	$—	$—	$131,736
Level 2:
Cash equivalents(1)
Commercial paper	1,982	—	(1)	1,981
Available-for-sale securities
Commercial paper	66,970	28	(16)	66,982
Corporate notes and bonds	363,651	625	(416)	363,860
U.S. governmental securities	13,485	2	(18)	13,469
Level 2 total	446,088	655	(451)	446,292
Total	$577,824	$655	$(451)	$578,028

	January 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$298,517	$—	$—	$298,517
Level 2:
Cash equivalents(1)
Commercial paper	43,845	—	(9)	43,836
U.S. government agency securities	9,968	—	(1)	9,967
Available-for-sale securities
Commercial paper	42,958	2	(25)	42,935
Corporate notes and bonds	299,166	262	(670)	298,758
U.S. governmental securities	28,752	—	(66)	28,686
Level 2 total	424,689	264	(771)	424,182
Total	$723,206	$264	$(771)	$722,699

(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of October 31, 2024 and January 31, 2024, in addition to cash of $477.2 million and $444.8 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair values of our available-for-sale securities as of October 31, 2024, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$331,506
Due in one to two years	112,805
$444,311

Docusign, Inc. | 2025 Form 10-Q | 14

As of October 31, 2024 and January 31, 2024, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of October 31, 2024 and January 31, 2024.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	October 31, 2024	January 31, 2024
Computer and network equipment	$137,477	$142,241
Software, including capitalized software development costs	255,047	168,584
Furniture and office equipment	19,231	18,196
Leasehold improvements	63,776	58,230
	475,531	387,251
Less: Accumulated depreciation	(293,152)	(244,270)
	182,379	142,981
Work in progress	96,244	102,192
Total	$278,623	$245,173

Depreciation and amortization expense associated with property and equipment was $20.7 million and $18.6 million for the three months ended October 31, 2024 and 2023, and $61.3 million and $56.8 million for the nine months ended October 31, 2024 and 2023. This included amortization expense related to capitalized internally developed software costs of $14.3 million and $9.5 million for the three months ended October 31, 2024 and 2023, and $39.4 million and $25.1 million for the nine months ended October 31, 2024 and 2023.

For the three months ended October 31, 2024 and 2023, we capitalized $29.8 million and $26.5 million of internally developed software, including $10.0 million and $8.8 million of capitalized stock-based compensation expense in the three months ended October 31, 2024 and 2023. For the nine months ended October 31, 2024 and 2023, we capitalized $81.3 million and $70.4 million of internally developed software, including $27.7 million and $22.5 million of capitalized stock-based compensation expense in the nine months ended October 31, 2024 and 2023.

Note 5. Acquisitions

Acquisition of DocuSmart, Inc. d/b/a Lexion

On May 31, 2024 (“Acquisition Date”), we acquired 100% of the outstanding equity interests of DocuSmart, Inc. (“Lexion”), an AI-powered contract management platform which features intelligent contract repository and agreement workflow automation and reporting. We expect to integrate Lexion’s technology and capabilities comprehensively across Docusign solutions, including advanced document understanding for contract reviews, negotiations, insights and analysis, to better enable organizations to create, commit to, and manage agreements. The results of Lexion’s operations have been included in the accompanying consolidated financial statements since the Acquisition Date.

The acquisition purchase consideration, in accordance with ASC 805, totaled $154.0 million and was paid in cash. The Company paid $17.4 million of the consideration to an escrow account held for 18 months by a third party for post-closing indemnification obligations.

We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the Acquisition Date. Fair values were determined using the replacement cost method. Excess purchase price consideration was recorded as goodwill and is primarily attributable to the assembled workforce and expanded market opportunities when integrating Lexion’s intelligent contract repository and agreement workflow automation capabilities within Docusign’s IAM platform. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q. We continue to collect information with regards to our estimates and assumptions, including potential liabilities, contingencies, and the allocation of the purchase price. We will record adjustments to the fair value of the net assets acquired, liabilities assumed and goodwill within the measurement period, if necessary.

Docusign, Inc. | 2025 Form 10-Q | 15

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

During the nine months ended October 31, 2024, we incurred acquisition related expenses of $4.3 million which are recognized within general and administrative expenses in the consolidated statement of operations.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on February 1, 2023. It includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense, deferred compensation, and transaction related expenses. The impact of pro forma adjustments during the three and nine months ended October 31, 2024 is not material. For the purpose of computing the pro forma tax effects of the acquisition, we applied the historical annual effective tax rate for the three and nine months ended October 31, 2023 to the combined entity results. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on February 1, 2023, or of future results of operations:

(in thousands) (unaudited)	Three Months Ended October 31,	Nine Months Ended October 31,
	2023	2023
Net income/(loss)	21,799	23,916

Docusign, Inc. | 2025 Form 10-Q | 16

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2024	$353,138
Additions—Lexion	103,352
Cumulative translation adjustment	(812)
Balance at October 31, 2024	$455,678

Intangible assets consisted of the following:

	As of October 31, 2024				As of January 31, 2024
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	4.0	$106,094	$(74,479)	$31,615	$76,194	$(65,777)	$10,417
Customer contracts & related relationships	5.1	130,382	(70,043)	60,339	110,082	(60,947)	49,135
Other	0.0	22,534	(22,534)	—	22,534	(22,534)	—
	4.7	$259,010	$(167,056)	91,954	$208,810	$(149,258)	59,552
Cumulative translation adjustment				(8,647)			(8,647)
Total				$83,307			$50,905

Amortization of finite-lived intangible assets was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Cost of subscription revenue	$3,566	$2,070	$8,703	$6,787
Sales and marketing	3,354	2,629	9,096	7,888
Total	$6,920	$4,699	$17,799	$14,675

As of October 31, 2024, future amortization of finite-lived intangibles that will be recorded is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period:	Amount (in thousands)
2025, remainder	$6,919
2026	21,535
2027	19,398
2028	16,938
2029	13,191
Thereafter	13,973
Total	$91,954

Docusign, Inc. | 2025 Form 10-Q | 17

Note 7. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Nine Months Ended October 31,
(in thousands)	2024	2023
Deferred Contract Acquisition Costs:
Beginning balance	$409,658	$355,389
Additions to deferred contract acquisition costs	183,040	143,321
Amortization of deferred contract acquisition costs	(143,769)	(114,151)
Cumulative translation adjustment	(2,942)	(1,212)
Ending balance	$445,987	$383,347

Deferred Contract Fulfillment Costs:
Beginning balance	$22,525	$21,076
Additions to deferred contract fulfillment costs	31,508	33,189
Amortization of deferred contract fulfillment costs	(28,962)	(33,630)
Cumulative translation adjustment	73	(268)
Ending balance	$25,144	$20,367

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

The effective interest rate on the 2023 Notes was 1.0%. The effective interest rate on the 2024 Notes was 0.6%. Interest expense recognized related to the Notes was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$—	$22	$—	$425
Amortization of transaction costs	—	1,089	—	3,308
Total	$—	$1,111	$—	$3,733

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
Docusign, Inc. | 2025 Form 10-Q | 18

Impact on Net Income Per Share

In periods when we have net income, the shares of our common stock subject to the Notes outstanding during the period are included in our diluted earnings per share under the if-converted method. In the three and nine months ended October 31, 2023, the Capped Calls were excluded from the calculation of diluted earnings per share, as they were antidilutive.

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

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2024. As of October 31, 2024, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Note 9. Commitments and Contingencies

As of October 31, 2024, we had unused letters of credit outstanding totaling $0.6 million, the majority of which are associated with our various operating leases.

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of October 31, 2024, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2025, remainder	$12,095
2026	52,740
2027	11,490
2028	1,663
2029	1,138
Thereafter	483
Total	$79,609

We entered into agreements with public cloud computing service providers with minimum commitments through fiscal 2027 and 2028. As of October 31, 2024 our remaining commitments under these agreements are $13.2 million and $83.1 million, respectively, which are excluded from the table above.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of October 31, 2024, and January 31, 2024. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.
Docusign, Inc. | 2025 Form 10-Q | 19

Claims and Litigation

From time to time, we may be subject to legal proceedings, claims, investigations or other contingencies in the ordinary course of business. If we are unsuccessful in defending, or if we determine to settle, any of these matters, we may be required to pay substantial sums, be subject to injunction and/or be required to change how we operate our business, which could have a material adverse impact on our financial position or results of operations.

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

Docusign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. Docusign, Inc., et al., Case No. 3:22-cv-00824, naming Docusign and certain of our then-current and former officers as defendants (“Weston Action”). An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our motion to dismiss was denied by the U.S. District Court on April 18, 2023 and we have continued to defend the case since that time.

On September 25, 2024, an individual action asserting similar claims against the same defendants, captioned TIAA-CREF Investment Management, LLC, et al. v. Docusign, Inc., et al., Case No. 3:24-cv-06749, was filed in the U.S. District Court for the Northern District of California (“TIAA Action”). On November 8, 2024, the Court stayed the TIAA Action pending the outcome of the Weston Action. On November 27, 2024, plaintiffs voluntarily dismissed the TIAA Action.

Eight putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston Action). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022, in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; on September 20, 2022, in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343; on March 7, 2024, in the Delaware Court of Chancery, captioned Roy v. Alhadeff, et al., Case No. C.A. 2024-0223-PAF; on April 9, 2024, in the U.S. District Court for the Northern District of California, captioned Alexander v. Springer, et al., Case No. 3:24-cv-02139; on April 11, 2024, in the Delaware Court of Chancery, captioned Ingrao v. Beer, et al., Case No. C.A. 2024-0382-PAF; and on May 28, 2024, in the Delaware Court of Chancery, captioned Jordan v. Springer, et al., Case No. C.A. 2024-0564-PAF. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, then-current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston Action), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, gross mismanagement, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the first two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The most recent case in the Northern District of California (Alexander) was also related to the other derivative suits and assigned to the same judge, and subsequently consolidated with Lapin and Votto and stayed by order of the court on May 8, 2024. The Delaware suit (Pottetti) was
Docusign, Inc. | 2025 Form 10-Q | 20

voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022, staying the action in light of the securities class action. On May 28, 2024, plaintiff filed a notice seeking to voluntarily dismiss the Delaware Court of Chancery Pottetti action. On June 14, 2024, the plaintiff in Pottetti moved to voluntarily dismiss that action and the Court granted the dismissal on June 17, 2024. On September 30, 2024, the newly filed suits (Roy, Ingrao, and Jordan) were consolidated and stayed in light of the securities class action, such that no response to the complaints would be due unless and until the stay is lifted.

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

As of October 31, 2024, 38.9 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

RSU activity for the nine months ended October 31, 2024 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2024	26,700	$60.70
Granted	12,638	57.90
Vested	(6,991)	69.14
Canceled	(3,138)	66.67
Unvested at October 31, 2024	29,209	$56.67

As of October 31, 2024, our total unrecognized compensation cost related to RSUs was $1.2 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 2.82 years.

As of October 31, 2024, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions (“PSU”) was $154.8 million. The number of RSUs granted or canceled included in the table above reflects shares that could be eligible to vest at 100% of target for PSUs and includes adjustments for over or under achievement for PSUs granted in prior periods.

Docusign, Inc. | 2025 Form 10-Q | 21

Stock Options

Option activity for the nine months ended October 31, 2024 was as follows:

(in thousands, except years and per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2024, all vested and exercisable	1,385	$17.39	2.63	$60,117
Exercised	(661)	17.17
Canceled/expired	(1)	13.43
Outstanding at October 31, 2024, all vested and exercisable	723	$17.61	1.94	$37,216

As of October 31, 2024, there was no remaining unrecognized compensation cost related to stock option grants.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of October 31, 2024, 11.8 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $3.3 million and $4.2 million for the three months ended October 31, 2024 and 2023, and $9.9 million and $12.8 million for the nine months ended October 31, 2024 and 2023.

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

During the three months ended October 31, 2024, we repurchased and canceled 2.9 million shares of common stock for an aggregate amount of $172.9 million. During the nine months ended October 31, 2024, we repurchased and canceled 9.2 million shares of common stock for an aggregate amount of $523.7 million. The repurchase amount includes the 1% excise tax as a result of the Inflation Reduction Act (“IRA”).

During the three months ended October 31, 2023, we repurchased and canceled 1.8 million shares of common stock for an aggregate amount of $75.0 million. During the nine months ended October 31, 2023, we repurchased and canceled 3.1 million shares of common stock for an aggregate amount of $145.5 million.

Docusign, Inc. | 2025 Form 10-Q | 22

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

2025 Restructuring Plan

During the first quarter of fiscal 2025, our board of directors authorized a restructuring plan (the “2025 Restructuring Plan”) designed to strengthen and support our financial and operational efficiency while continuing to invest in product and related initiatives. We incurred costs associated with the 2025 Restructuring Plan related to employee termination benefits and other costs mainly in the first quarter of fiscal 2025. As of the second quarter of fiscal 2025, the 2025 Restructuring Plan had been substantially completed.

These amounts are recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive income as they are incurred.

For the nine months ended October 31, 2024, restructuring and other related charges were $29.7 million for employee termination benefits, which included stock-based compensation expense of $4.8 million. For the nine months ended October 31, 2023, restructuring and other related charges were $30.3 million, and primarily composed of $28.7 million for employee termination benefits, which included stock-based compensation expense of $5.0 million.

Restructuring liability activities during the nine months ended October 31, 2024:

(in thousands)	January 31, 2024	Accruals	Cash Payments	October 31, 2024
2024 Restructuring Plan
Other	122	—	(122)	—
Total	$122	$—	$(122)	$—

2025 Restructuring Plan
Employee termination benefits	$—	$24,874	$(24,658)	$216
Total	$—	$24,874	$(24,658)	$216

Docusign, Inc. | 2025 Form 10-Q | 23

Note 12. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income attributable to common stockholders, basic	$62,423	$38,805	$984,394	$46,739
Add: Interest expense on convertible senior notes	—	$22	—	425
Net income attributable to common stockholders, diluted	$62,423	$38,827	$984,394	$47,164
Denominator:
Weighted-average common shares outstanding, basic	203,567	204,456	204,674	203,609
Effect of dilutive securities	5,139	3,598	5,081	4,708
Weighted-average common shares outstanding, diluted	208,706	208,054	209,755	208,317
Net income per share attributable to common stockholders:
Basic	$0.31	$0.19	$4.81	$0.23
Diluted	$0.30	$0.19	$4.69	$0.23

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
RSUs	2,879	22,913	3,011	13,045
ESPP	120	—	288	—
Total antidilutive securities	2,999	22,913	3,299	13,045

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

Our income tax provision expense was $9.2 million and benefit was $3.0 million for the three months ended October 31, 2024 and 2023. Our income tax benefit and income tax provision expense was $804.3 million and $17.2 million for the nine months ended October 31, 2024 and 2023.

Included in the tax benefit for the nine months ended October 31, 2024 was a release of a net valuation allowance of $837.7 million, recorded as a discrete tax benefit during the three months ended July 31, 2024.

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
Docusign, Inc. | 2025 Form 10-Q | 24

As of October 31, 2024, our gross unrecognized tax benefits totaled $71.1 million, excluding related accrued interest and penalties, of which $58.8 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.

Docusign, Inc. | 2025 Form 10-Q | 25

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

Executive Overview of Third Quarter Results

Overview

Docusign offers solutions that address agreement workflows and digital transformation. Docusign’s core offerings, including our IAM platform, the world’s leading electronic signature, and CLM solutions, allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better customer experience. For example, Docusign’s innovative IAM platform automates agreement workflows, uncovers actionable insights, and leverages AI capabilities, which enables organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely. As a result, over 1.6 million customers and more than a billion users worldwide utilize our platform to accelerate and simplify the process of doing business.

Historically, we primarily offered access to our products on a subscription basis with prices based on the functionality and the quantity of Envelopes required by our customers. Similar to the physical envelopes historically used to mail paper documents, an Envelope is a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For several use cases, such as buying a home, multiple Envelopes are used over the course of the process. To drive customer reach and adoption, we also offer for free certain limited-time or feature-constrained versions of our platform.

In the second quarter of fiscal 2025, we began offering the IAM platform on a user-based subscription basis in specific customer segments and geographies. The subscription offerings have multiple pricing tiers as well as specialized packages for specific user personas and end markets, beginning with sales and customer experience. While IAM platform subscriptions include our core products and solutions, including eSignature, we expect standalone eSignature to continue to represent the majority of our revenue for the foreseeable future as we continue to rollout IAM across additional segments and geographies.

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% of our revenue in each of the three and nine month periods ended October 31, 2024 and 2023. Our subscription fees include using our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers with deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in each of the three and nine months ended October 31, 2024 and 2023. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

One pillar of our long-term strategy is to evolve our go-to-market channels from the historically direct sales-driven approach. We are currently investing in three routes to market, including direct sales, partner-assisted sales, and digital self-service purchasing. We expect that Docusign’s IAM platform will increasingly be offered across all three channels.

As of October 31, 2024, we had a total of over 1.6 million customers, including approximately 256,000 enterprise and commercial customers, compared to over 1.4 million customers and approximately 233,000 enterprise and commercial customers as of October 31, 2023. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our products.
Docusign, Inc. | 2025 Form 10-Q | 26

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

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,075 customers as of October 31, 2024 compared to 1,051 customers as of October 31, 2023. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Financial Results for the Three and Nine Months Ended October 31, 2024 and 2023

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Total revenue	$754,820	$700,421	$2,200,487	$2,049,496
Total costs and expenses	695,790	680,683	2,061,028	2,027,797
Total stock-based compensation expense	153,228	159,418	460,388	455,831
Income from operations	59,030	19,738	139,459	21,699
Net income	62,423	38,805	984,394	46,739
Net cash provided by operating activities	234,326	264,177	709,360	708,828
Purchases of property and equipment	(23,613)	(23,841)	(68,646)	(70,277)

Cash, cash equivalents, restricted cash and investments were $1.1 billion as of October 31, 2024.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to support long-term growth. We have three growth pillars in our long-term strategy. The first is to accelerate product innovation through research and development investments for our IAM platform. We aim to deliver category-leading value in the agreement management market while evolving into a platform company. This includes supporting a community of developers, builders, and partners to create new solutions that extend the capabilities of our IAM platform.

The second growth pillar is to strengthen our omnichannel go-to-market by refining our direct sales, partner, and self-service channels to better address customer needs. By optimizing these routes with a more efficient cost structure,we aim to target growth opportunities and expand our reach in the market.

Finally, our third growth pillar is to enhance operational and financial efficiency to scale effectively and sustainably. This includes prioritizing investments in infrastructure and technology that best serve our diverse customer base. Additionally, we continue to evaluate strategic acquisitions and partnerships that align with our growth objectives and expand our product offerings.

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
Docusign, Inc. | 2025 Form 10-Q | 27

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

Increasing International Revenue

Our international revenue represented 28% of total revenue in each of the three and nine months ended October 31, 2024 compared to 26% of total revenue in each of the three and nine months ended October 31, 2023.

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

Docusign, Inc. | 2025 Form 10-Q | 28

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

Docusign, Inc. | 2025 Form 10-Q | 29

Interest Income and Other Income, Net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, changes in fair value of our strategic investments and foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

Our income tax benefit consists primarily of the release of a $831.4 million valuation allowance related to our U.S. deferred tax assets. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of October 31, 2024, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability, which is objective and verifiable, and taking into account anticipated future earnings, we have concluded it is more likely than not that our U.S. federal and states deferred tax assets will be realizable, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. We continue to maintain a valuation allowance against these deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the “more likely than not” realization criterion.
Docusign, Inc. | 2025 Form 10-Q | 30

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2024	As % of revenue	2023	As % of revenue	2024	As % of revenue	2023	As % of revenue
Revenue:
Subscription	$734,693	97%	$682,352	97%	$2,143,542	97%	$1,991,026	97%
Professional services and other	20,127	3	18,069	3	56,945	3	58,470	3
Total revenue	754,820	100	700,421	100	2,200,487	100	2,049,496	100
Cost of revenue:
Subscription	134,587	18	114,227	16	393,561	18	339,354	17
Professional services and other	21,950	3	28,418	4	67,887	3	85,360	4
Total cost of revenue	156,537	21	142,645	20	461,448	21	424,714	21
Gross profit	598,283	79	557,776	80	1,739,039	79	1,624,782	79
Operating expenses:
Sales and marketing	290,597	38	292,473	42	859,705	39	867,916	42
Research and development	151,101	20	136,640	20	432,992	20	387,964	19
General and administrative	97,555	13	108,215	15	277,162	13	316,910	15
Restructuring and other related charges	—	—	710	—	29,721	1	30,293	2
Total operating expenses	539,253	71	538,038	77	1,599,580	73	1,603,083	78
Income from operations	59,030	8	19,738	3	139,459	6	21,699	1
Interest expense	(462)	—	(1,577)	—	(1,150)	—	(5,135)	—
Interest income and other income, net	13,006	1	17,673	2	41,745	2	47,373	2
Income before provision for (benefit from) income taxes	71,574	9	35,834	5	180,054	8	63,937	3
Provision for (benefit from) income taxes	9,151	1	(2,971)	(1)	(804,340)	(37)	17,198	1
Net income	$62,423	8%	$38,805	6%	$984,394	45%	$46,739	2%

The following discussion and analysis is for the three and nine months ended October 31, 2024, compared to the same period in 2023, unless otherwise stated.

Docusign, Inc. | 2025 Form 10-Q | 31

Revenue

	Three Months Ended October 31,		2024 versus 2023	Nine Months Ended October 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023		2024	2023
Revenue:
Subscription	$734,693	$682,352	8%	$2,143,542	$1,991,026	8%
Professional services and other	20,127	18,069	11%	56,945	58,470	(3)%
Total revenue	$754,820	$700,421	8%	$2,200,487	$2,049,496	7%

Subscription revenue increased by $52.3 million, or 8%, in the three months ended October 31, 2024 and by $152.5 million, or 8%, in the nine months ended October 31, 2024. The increase was primarily due to the expansion of revenue from existing customers and the addition of new customers, as well as an increase in sales to our commercial and enterprise customers through our direct and indirect go-to-market initiatives. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		2024 versus 2023		Nine Months Ended October 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023			2024	2023
Cost of revenue:
Subscription	$134,587	$114,227	18%		$393,561	$339,354	16%
Professional services and other	21,950	28,418	(23)%		67,887	85,360	(20)%
Total cost of revenue	$156,537	$142,645	10%		$461,448	$424,714	9%
Gross margin:
Subscription	82%	83%	(1)	pts	82%	83%	(1)	pts
Professional services and other	(9)%	(57)%	48	pts	(19)%	(46)%	27	pts
Total gross margin	79%	80%	(1)	pts	79%	79%	—	pts

Cost of subscription revenue increased by $20.4 million, or 18%, in the three months ended October 31, 2024 and by $54.2 million, or 16%, in the nine months ended October 31, 2024, primarily driven by higher costs to support our growing customer base.

Increases in the three months ended October 31, 2024, primarily consisted of:
•$10.4 million in information technology costs, including an $8.7 million increase in hosting costs as we transition from co-located data centers to public cloud storage infrastructure to support future growth; and
•$4.5 million in personnel costs due to higher headcount.

Increases in the nine months ended October 31, 2024, primarily consisted of:
•$31.6 million in information technology costs, including a $24.0 million increase in hosting costs as we transition from co-located data centers to public cloud infrastructure to support future growth; and
•$14.6 million in personnel costs and $6.5 million in stock-based compensation expense due to higher headcount.

Cost of professional services revenue decreased by $6.5 million, or 23%, in the three months ended October 31, 2024, and by $17.5 million, or 20% in the nine months ended October 31, 2024, primarily driven by lower headcount resulting in lower personnel costs and stock-based compensation expense. In the nine months ended October 31, 2024, stock-based compensation expense decreased by $6.9 million, and personnel costs decreased by $5.5 million.

Docusign, Inc. | 2025 Form 10-Q | 32

Sales and Marketing

	Three Months Ended October 31,		2024 versus 2023	Nine Months Ended October 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023		2024	2023
Sales and marketing	$290,597	$292,473	(1)%	$859,705	$867,916	(1)%
Percentage of revenue	38%	42%		39%	42%

Sales and marketing expenses decreased by $1.9 million, or 1%, in the three months ended October 31, 2024 and by $8.2 million, or 1%, in the nine months ended October 31, 2024, primarily due to a decrease in marketing and advertising costs due to shifts in line with our go-to-market strategy.

Main drivers in the three months ended October 31, 2024, primarily consisted of:
•$4.4 million decrease in stock-based compensation expense due to lower headcount; and
•$3.5 million increase in personnel costs due to an increase in commissions in line with increased sales, which was partially offset by a decrease in salaries due to lower headcount as result of the 2025 Restructuring Plan.

Main drivers in the nine months ended October 31, 2024, primarily consisted of:
•$12.3 million decrease in marketing and advertising, including a reduction in paid search, in line with cost efficiency measures; partially offset by
•$3.8 million increase in stock-based compensation expense due to executive transitions, which was partially offset by a decrease in expense due to lower headcount as result of the 2025 Restructuring Plan.

Research and Development

	Three Months Ended October 31,		2024 versus 2023	Nine Months Ended October 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023		2024	2023
Research and development	$151,101	$136,640	11%	$432,992	$387,964	12%
Percentage of revenue	20%	20%		20%	19%

Research and development expenses increased by $14.5 million, or 11%, in the three months ended October 31, 2024 and by $45.0 million, or 12%, in the nine months ended October 31, 2024, primarily due to investments in our workforce to drive product innovation.

Increases in the three months ended October 31, 2024, primarily consisted of:
•$8.1 million in personnel expense due to higher headcount; and
•$4.9 million in stock-based compensation due to executive transitions, annual merit increases, and higher headcount.

Increases in the nine months ended October 31, 2024, primarily consisted of:
•$21.4 million in stock-based compensation expense due to executive transitions, annual merit increases, and higher headcount; and
•$19.1 million in personnel expense due to higher headcount.

Docusign, Inc. | 2025 Form 10-Q | 33

General and Administrative

	Three Months Ended October 31,		2024 versus 2023	Nine Months Ended October 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023		2024	2023
General and administrative	$97,555	$108,215	(10)%	$277,162	$316,910	(13)%
Percentage of revenue	13%	15%		13%	15%

General and administrative expenses decreased by $10.7 million, or 10%, in the three months ended October 31, 2024 and $39.7 million, or 13%, in the nine months ended October 31, 2024.

Decreases in the three months ended October 31, 2024, primarily consisted of:
•$6.1 million in professional fees and related expenses, including reduced litigation related expenses and receipt of insurance reimbursements for defense costs in the current year; and
•$5.3 million decrease in stock-based compensation expense mainly due to vesting of executive new hire awards granted in prior periods.

Decreases in the nine months ended October 31, 2024, primarily consisted of:
•$20.0 million in stock-based compensation expense mainly due to executive transitions that occurred in fiscal 2024 and lower headcount; and
•$20.0 million in professional fees and related expenses, including release of litigation related accruals and receipt of insurance reimbursements for defense costs in the current year.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		2024 versus 2023	Nine Months Ended October 31,		2024 versus 2023
(in thousands, except for percentages)	2024	2023		2024	2023
Provision for (benefit from) income taxes	$9,151	$(2,971)	(408)%	$(804,340)	$17,198	(4,777)%
Percentage of revenue	1%	(1)%		(37)%	1%

The change in income tax expense for the three months ended October 31, 2024 was primarily due to a decrease in the discrete tax provision benefit that was recorded in the three months ended July 31, 2024 as well as changes in the forecasted annual effective tax rate. The change in income tax benefit for the nine months ended October 31, 2024 was primarily due to the release of $831.4 million of our valuation allowance related to our U.S. deferred tax assets. Based on all available positive and negative evidence, having demonstrated sustained profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets will be realizable, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis (see Note 13 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q for further details).

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments, as well as cash generated from operations. As of October 31, 2024, we had $942.4 million in cash and cash equivalents and short-term investments. We also had $112.8 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services, and we have additional borrowing capacity available from our credit facility.

In January 2021, we entered into a $500.0 million credit facility, as amended in May 2023, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026, to optimize our capital structure and strengthen our balance sheet. As of October 31, 2024, there were no outstanding borrowings under the credit facility and we were in compliance with related covenants.

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

Docusign, Inc. | 2025 Form 10-Q | 34

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

In addition to our contractual commitments, our board of directors has authorized a stock repurchase program, which commenced in March 2022 and does not have an expiration date. During the nine months ended October 31, 2024, we repurchased 9.2 million shares of common stock for $523.7 million through our stock repurchase program. Included in the repurchase amount is the 1% excise tax as a result of the IRA. The program has no minimum purchase and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. We expect that our existing sources of liquidity, including our existing cash, cash equivalents and investments, expected future operating cash flows, and borrowing capacity of our credit facility, will finance the repurchase of common stock at management’s discretion. The timing and amount of any repurchases of common stock will be determined by management based on its evaluation of market conditions and other factors.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$709,360	$708,828
Investing activities	$(280,585)	$(22,626)
Financing activities	(607,277)	(211,005)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,239)	(4,897)
Net change in cash, cash equivalents and restricted cash	$(180,741)	$470,300

Cash Flows from Operating Activities

Cash provided by operating activities was $709.4 million in the nine months ended October 31, 2024. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include the payment of employee salaries and benefits, including the payment of termination benefits under the 2025 Restructuring Plan implemented in the first quarter of fiscal 2025, in addition to vendor payments. Additionally, in connection with the acquisition of Lexion, we agreed to pay $19.1 million in deferred compensation for key employees, which we paid into an escrow account.

Cash provided by operating activities was $708.8 million for the nine months ended October 31, 2023. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income due to favorable interest rates. Our primary uses of cash include payment of employee salaries and benefits, including the payment of termination benefits under the 2024 Restructuring Plan implemented in the first quarter of fiscal 2024, in addition to vendor payments.

Cash Flows from Investing Activities

For the nine months ended October 31, 2024, net cash used in investing activities of $280.6 million was primarily driven by the acquisition of Lexion, which totaled $143.6 million, net of cash acquired in addition to $67.7 million net purchases of marketable securities and $68.6 million in purchases of property and equipment as we continued to support operations at our data centers and invest in capitalized software development projects.
Docusign, Inc. | 2025 Form 10-Q | 35

For the nine months ended October 31, 2023, net cash used in investing activities of $22.6 million was primarily driven by $70.3 million in purchases of property and equipment as we continued to support operations at our data centers and invest in capitalized software development projects. These cash outflows were partially offset by $48.2 million net maturities of marketable securities.

Cash Flows from Financing Activities

For the nine months ended October 31, 2024, net cash used in financing activities of $607.3 million was primarily driven by $521.8 million to repurchase 9.2 million shares of common stock through our stock repurchase program, and $85.5 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

For the nine months ended October 31, 2023, net cash used in financing activities of $211.0 million was primarily driven by our stock repurchase program, payments related to our equity plans, and the maturity of our 2023 Notes. We used $145.5 million to repurchase 3.1 million shares of common stock through our stock repurchase program. In addition, we made $52.1 million payments for tax withholding on share settlements, net of proceeds associated with equity plans. We also fully repaid our 2023 Notes at maturity in September 2023 for $37.1 million. These cash outflows were partially offset by $23.7 million received in connection with the settlement of our Capped Calls in relation to our 2023 Notes.

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
Docusign, Inc. | 2025 Form 10-Q | 36

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

Docusign, Inc. | 2025 Form 10-Q | 37

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
GAAP gross profit	$598,283	$557,776	$1,739,039	$1,624,782
Add: Stock-based compensation	19,627	21,048	59,101	59,502
Add: Amortization of acquisition-related intangibles	3,566	2,070	8,703	6,787
Add: Employer payroll tax on employee stock transactions	894	537	2,733	1,925
Add: Lease-related impairment and lease-related charges	—	—	—	721
Non-GAAP gross profit	$622,370	$581,431	$1,809,576	$1,693,717
GAAP gross margin	79.3%	79.6%	79.0%	79.3%
Non-GAAP adjustments	3.2%	3.4%	3.2%	3.3%
Non-GAAP gross margin	82.5%	83.0%	82.2%	82.6%

GAAP subscription gross profit	$600,106	$568,125	$1,749,981	$1,651,672
Add: Stock-based compensation	14,862	13,705	44,636	38,143
Add: Amortization of acquisition-related intangibles	3,566	2,070	8,703	6,787
Add: Employer payroll tax on employee stock transactions	574	301	1,961	1,232
Add: Lease-related impairment and lease-related charges	—	—	—	505
Non-GAAP subscription gross profit	$619,108	$584,201	$1,805,281	$1,698,339
GAAP subscription gross margin	81.7%	83.3%	81.6%	83.0%
Non-GAAP adjustments	2.6%	2.3%	2.6%	2.3%
Non-GAAP subscription gross margin	84.3%	85.6%	84.2%	85.3%

GAAP professional services and other gross loss	$(1,823)	$(10,349)	$(10,942)	$(26,890)
Add: Stock-based compensation	4,765	7,343	14,465	21,359
Add: Employer payroll tax on employee stock transactions	320	236	772	693
Add: Lease-related impairment and lease-related charges	—	—	—	216
Non-GAAP professional services and other gross profit	$3,262	$(2,770)	$4,295	$(4,622)
GAAP professional services and other gross margin	(9.1)%	(57.3)%	(19.2)%	(46.0)%
Non-GAAP adjustments	25.3%	42.0%	26.7%	38.1%
Non-GAAP professional services and other gross margin	16.2%	(15.3)%	7.5%	(7.9)%

Reconciliation of income from operations and operating margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
GAAP income from operations	$59,030	$19,738	$139,459	$21,699
Add: Stock-based compensation	153,228	159,410	455,552	450,835
Add: Amortization of acquisition-related intangibles	6,920	4,699	17,799	14,675
Add: Employer payroll tax on employee stock transactions	4,274	2,852	15,450	11,082
Add: Acquisition-related expenses	(376)	—	4,340	—
Add: Restructuring and other related charges	—	710	29,721	30,293
Add: Lease-related impairment and lease-related charges	—	—	—	4,460
Non-GAAP income from operations	$223,076	$187,409	$662,321	$533,044
GAAP operating margin	7.8%	2.8%	6.3%	1.1%
Non-GAAP adjustments	21.8%	24.0%	23.8%	24.9%
Non-GAAP operating margin	29.6%	26.8%	30.1%	26.0%

Docusign, Inc. | 2025 Form 10-Q | 38

Reconciliation of net income:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
GAAP net income	$62,423	$38,805	$984,394	$46,739
Add: Stock-based compensation	153,228	159,410	455,552	450,835
Add: Amortization of acquisition-related intangibles	6,920	4,699	17,799	14,675
Add: Employer payroll tax on employee stock transactions	4,274	2,852	15,450	11,082
Add: Acquisition-related expenses	(376)	—	4,340	—
Add: Restructuring and other related charges	—	710	29,721	30,293
Add: Amortization of debt discount and issuance costs	—	1,250	—	4,149
Add: Fair value adjustments to strategic investments	—	—	—	119
Add: Lease-related impairment and lease-related charges	—	—	—	4,460
Add: Income tax and other tax adjustments	(37,973)	(43,922)	(944,923)	(98,712)
Non-GAAP net income	$188,496	$163,804	$562,333	$463,640

Computation of free cash flow:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$234,326	$264,177	$709,360	$708,828
Less: Purchases of property and equipment	(23,613)	(23,841)	(68,646)	(70,277)
Non-GAAP free cash flow	$210,713	$240,336	$640,714	$638,551
Net cash provided by (used in) investing activities	$(43,698)	$34,285	$(280,585)	$(22,626)
Net cash used in financing activities	$(198,335)	$(120,754)	$(607,277)	$(211,005)

Computation of billings:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Revenue	$754,820	$700,421	$2,200,487	$2,049,496
Add: Contract liabilities and refund liability, end of period	1,332,828	1,228,174	1,332,828	1,228,174
Less: Contract liabilities and refund liability, beginning of period	(1,334,461)	(1,233,894)	(1,343,792)	(1,191,269)
Add: Contract assets and unbilled accounts receivable, beginning of period	17,461	22,358	20,189	16,615
Less: Contract assets and unbilled accounts receivable, end of period	(18,341)	(25,253)	(18,341)	(25,253)
Add: Contract assets and unbilled accounts receivable by acquisitions	—	—	53	—
Less: Contract liabilities and refund liability contributed by acquisitions	—	—	(5,071)	—
Non-GAAP billings	$752,307	$691,806	$2,186,353	$2,077,763

Docusign, Inc. | 2025 Form 10-Q | 39

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of October 31, 2024, we had cash, cash equivalents and investments totaling $1.1 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $3.0 million decrease of the fair value of our investment portfolio as of October 31, 2024. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Additionally, our revolving credit facility, which is undrawn as of October 31, 2024, can be borrowed based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of October 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the third quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Docusign, Inc. | 2025 Form 10-Q | 40

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

Docusign, Inc. | 2025 Form 10-Q | 41

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

Docusign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. Docusign, Inc., et al., Case No. 3:22-cv-00824, naming Docusign and certain of our then-current and former officers as defendants (“Weston Action”). An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our motion to dismiss was denied by the U.S. District Court on April 18, 2023 and we have continued to defend the case since that time.

On September 25, 2024, an individual action asserting similar claims against the same defendants, captioned TIAA-CREF Investment Management, LLC, et al. v. Docusign, Inc., et al., Case No. 3:24-cv-06749, was filed in the U.S. District Court for the Northern District of California (“TIAA Action”). On November 8, 2024, the Court stayed the TIAA Action pending the outcome of the Weston Action. On November 27, 2024, plaintiffs voluntarily dismissed the TIAA Action.

Eight putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action (Weston Action). The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022, in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; on September 20, 2022, in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343; on March 7, 2024, in the Delaware Court of Chancery, captioned Roy v. Alhadeff, et al., Case No. C.A. 2024-0223-PAF; on April 9, 2024, in the U.S. District Court for the Northern District of California, captioned Alexander v. Springer, et al., Case No. 3:24-cv-02139; on April 11, 2024, in the Delaware Court of Chancery, captioned Ingrao v. Beer, et al., Case No. C.A. 2024-0382-PAF; and on May 28, 2024, in the Delaware Court of Chancery, captioned Jordan v. Springer, et al., Case No. C.A. 2024-0564-PAF. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, then-current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above (Weston Action), as well as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, gross mismanagement, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the first two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The most recent case in the Northern District of California (Alexander) was also related to the other derivative suits and assigned to the same judge, and subsequently consolidated with Lapin and Votto and stayed by order of the court on May 8, 2024. The Delaware suit (Pottetti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022, staying the action in light of the securities class action. On May 28, 2024, plaintiff filed a notice seeking to voluntarily dismiss the Delaware Court of Chancery Pottetti action. On June 14, 2024, the plaintiff in Pottetti moved to voluntarily dismiss that action and the Court granted the dismissal on June 17, 2024. On September 30, 2024, the newly filed suits (Roy, Ingrao, and Jordan) were consolidated and stayed in light of the securities class action, such that no response to the complaints would be due unless and until the stay is lifted.

Docusign, Inc. | 2025 Form 10-Q | 42

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

Docusign, Inc. | 2025 Form 10-Q | 43

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
Docusign, Inc. | 2025 Form 10-Q | 44

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

Our products and solutions address a market that is evolving and highly competitive. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. We intend to continue to expand our sales efforts internationally, where many countries may have less familiarity with and acceptance of e-signature products. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers and international customers, about the uses and benefits of our products and solutions. Additionally, we face competition from different companies depending on the product or solution. For example, our primary global e-signature competitor is currently Adobe Sign. We also face competition from a select number of vendors that focus on specific industries, geographies or product areas such as contract lifecycle management and advanced contract analytics. As we attempt to sell our products and solutions to new and existing customers, we must convince them that our products and solutions are superior to other solutions available to their organizations.

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
Docusign, Inc. | 2025 Form 10-Q | 45

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

While we have security measures in place designed to protect our production and development environment and other systems, maintain the integrity of customer, company, partner and employee information, and prevent data loss, misappropriation and other security breaches and incidents, we are a frequent target of cyberattacks and have faced security incidents in the past that did not have a material impact on our operations. In these cases, upon detection, we took prompt action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies, when appropriate. While we have taken steps to address cyber incidents, these efforts may not be successful, and there can be no assurance that there will be no impact to our operations from these or similar incidents in the future. Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business.

Like other organizations providing valuable technology and services, we are subject to increasing cyberattacks from malicious third parties using widely varying and frequently changing tactics, including phishing and fraud campaigns targeting our personnel via email, text, instant messaging and voice calls. The frequency and sophistication of such threats continues to increase and often becomes further heightened in connection with geopolitical tensions. In addition, we face increased risk to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers. Advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or phishing tactics, ransomware attacks and other methods including credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms), and many other techniques that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments and identity theft. If “bad actors” gain improper access to our systems or databases or those of our partners, service providers, and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom. Additionally, “bad actors” have misused our platform and/or our brand name to attempt to deceive or defraud others, and may continue to do so. If our efforts to prevent these activities, or limit their impact, are unsuccessful, our reputation and brand could be harmed, we could lose customers, and our business and financial condition could be adversely affected.

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
Docusign, Inc. | 2025 Form 10-Q | 46

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
Docusign, Inc. | 2025 Form 10-Q | 47

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
Docusign, Inc. | 2025 Form 10-Q | 48

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

Docusign, Inc. | 2025 Form 10-Q | 49

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

We sell to public sector customers primarily through third-party resellers and distributors, who contract directly with government customers and are subject to complex laws, regulations and contractual requirements applicable to government contractors. If our third-party resellers and distributors fail to comply with these obligations, are suspended,
Docusign, Inc. | 2025 Form 10-Q | 50

debarred or otherwise lose the ability to sell to public sector customers, our public sector sales and growth prospects could suffer and our operating results could be adversely affected.

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
Docusign, Inc. | 2025 Form 10-Q | 51

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
Docusign, Inc. | 2025 Form 10-Q | 52

with upgrading, improving and expanding our systems infrastructure. We cannot be sure that the expansion and improvements to our systems infrastructure will be effectively implemented on a timely basis, if at all. These efforts may be costly and could adversely affect our financial results.

For example, in fiscal 2023, we launched an enterprise resource planning (“ERP”) system, which is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. If certain existing information technology systems, like our ERP system, do not operate as intended, the effectiveness of our internal control over financial reporting could also be adversely affected.

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
Docusign, Inc. | 2025 Form 10-Q | 53

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

Docusign, Inc. | 2025 Form 10-Q | 54

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

You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Future growth rates are also subject to a number of assumptions and uncertainties, including the effectiveness of our sales and growth strategy and general macro-economic conditions. For example, it has been, and may continue to be, difficult for us to forecast our operating results due to recent macro-economic events, including interest rate volatility and inflation and concerns about a potential economic downturn. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. If we do not address these risks successfully, our operating results could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our stock price to decline.

Docusign, Inc. | 2025 Form 10-Q | 55

Our current operations are international in scope and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2024, 2023 and 2022 total revenue generated from customers outside the U.S. was 26%, 25% and 23% of our total revenue. As of October 31, 2024, we have offices in 12 countries and approximately 36% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
Docusign, Inc. | 2025 Form 10-Q | 56

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of October 31, 2024, we had available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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

As of October 31, 2024, we had available borrowing capacity of $500.0 million under our credit facility. If we decide to borrow a portion or the full amount under our credit facility, such indebtedness may:

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
Docusign, Inc. | 2025 Form 10-Q | 57

▪increase our vulnerability to the impact of adverse economic and industry conditions, including inflation, changes in interest rates, and actual or perceived instability in the global banking sector.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of October 31, 2024, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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

Docusign, Inc. | 2025 Form 10-Q | 58

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
Docusign, Inc. | 2025 Form 10-Q | 59

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
Docusign, Inc. | 2025 Form 10-Q | 60

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

Docusign, Inc. | 2025 Form 10-Q | 61

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

Existing laws and regulations may be interpreted, or new laws and regulations regarding AI may be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the EU Artificial Intelligence Act, which was officially published on July 12, 2024 and came into effect on August 1, 2024, prohibits certain AI applications and systems with unacceptable risk and imposes additional requirements on the use of other high-risk or limited-risk AI applications or systems, which may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products. Intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. For example, the U.S. Federal Trade Commission initiated multiple AI-related inquiries in 2023 and 2024 and sent requests to technology companies, including Docusign, seeking additional information about their AI usage and policies. The rapid evolution of AI technologies will require significant resources in research and development in order to develop, test and maintain our platform and products to minimize any potential harmful impact on our business, financial condition, and results of operations.

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
Docusign, Inc. | 2025 Form 10-Q | 62

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
Docusign, Inc. | 2025 Form 10-Q | 63

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
Docusign, Inc. | 2025 Form 10-Q | 64

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

Docusign, Inc. | 2025 Form 10-Q | 65

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
▪certain assumptions or perceptions made by our customers or industry and securities analysts related to our IAM platform;
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
Docusign, Inc. | 2025 Form 10-Q | 66

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
Docusign, Inc. | 2025 Form 10-Q | 67

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

Docusign, Inc. | 2025 Form 10-Q | 68

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended October 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
August 1 - August 31	—	—	—	$942,306
September 1 - September 30	1,861,255	$57.78	1,861,255	$834,762
October 1 - October 31	1,014,980	$64.16	1,014,980	$769,641
Total	2,876,235		2,876,235	$769,641

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

Docusign, Inc. | 2025 Form 10-Q | 69

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. Other Information

During the three months ended October 31, 2024, the following officers and directors of the Company entered into trading plans during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies on insider trading:

Name	Title	Adoption Date	Earliest Sale Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased
Allan Thygesen	CEO / Director	September 13, 2024	January 2, 2025	December 31, 2025	up to 160,000	N/A

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

Docusign, Inc. | 2025 Form 10-Q | 70

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

Docusign, Inc. | 2025 Form 10-Q | 71

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 6, 2024

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Blake Grayson
Blake Grayson
Chief Financial Officer
(Principal Accounting and Financial Officer)

Docusign, Inc. | 2025 Form 10-Q | 72