Form 10-K
period 2025-01-31
DOCUSIGN, INC.
filed 2025-03-18
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report.    Yes  ☒    No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2024, based on the closing price of $55.48 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on that date, was approximately $11.1 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant has 202,489,720 shares of common stock, par value $0.0001, outstanding at February 28, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission (“the SEC”), within 120 days of the fiscal year ended January 31, 2025.

DOCUSIGN, INC.
FORM 10-K
Fiscal Year Ended January 31, 2025

Docusign, Inc. | 2025 Form 10-K | 2

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, our product strategy and anticipated future products, our objectives for future operations, and the impact of such assumptions on our financial condition and results of operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, volatile interest rates or foreign exchange rates, and market volatility on the global economy; our inability to accurately estimate our market opportunity; our ability to compete effectively in an evolving and competitive market; the impact of any interruptions or delays in performance of our technical infrastructure, or data breaches, cyberattacks or other fraudulent or malicious activity attempting to exploit our technology systems, platform or brand name; our ability to effectively sustain and manage our growth and future expenses and maintain or increase profitability; our ability to attract new customers and retain and expand our existing customer base, including our ability to attract large organizations as users; our ability to scale and update our platform to respond to customers' needs and rapid technological change, including our ability to successfully incorporate generative artificial intelligence (“AI”) into our existing and future products and to successfully deploy them; our ability to successfully develop, launch and sell Intelligent Agreement Management (“IAM”) solutions; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to retain our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility; our ability to realize the anticipated benefits of our stock repurchase program; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of geopolitical conflict or changes in trade policy; and our ability to maintain proper and effective internal controls.

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
Docusign, Inc. | 2025 Form 10-K | 3

PART I - FINANCIAL INFORMATION

ITEM 1. BUSINESS

Overview

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our intelligent agreement management (“IAM”) platform, the world’s leading eSignature solution, and contract lifecycle management (“CLM”) solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better customer experience. Docusign’s IAM platform automates agreement workflows, uncovers actionable insights, and leverages AI capabilities, enabling organizations to create, commit, and manage agreements, from virtually anywhere in the world, securely. As of January 31, 2025, nearly 1.7 million customers and more than a billion users worldwide utilize Docusign to accelerate and simplify the process of doing business.

We offer subscriptions to our products to businesses at all scales, from global enterprises down to very small businesses (“VSBs”). We offer more than 1,000 active partner integrations with the applications that many of our customers already use so that they can create, commit, and manage agreements directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the periods presented.

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. As of January 31, 2025, we had a total of nearly 1.7 million customers, including over 260,000 enterprise and commercial customers, compared to over 1.5 million customers and approximately 242,000 enterprise and commercial customers as of January 31, 2024. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our products. The number of our customers with greater than $300,000 in annualized contract value was 1,131 as of January 31, 2025, compared to 1,060 as of January 31, 2024. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values, and greater expansion opportunities for us.

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% of our revenue in each of the years ended January 31, 2025 and 2024. Our subscription fees are primarily comprised of fees from customers using our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consist primarily of fees associated with providing new customers with deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in each of the years ended January 31, 2025 and 2024.

Historically, we offered access to most of our products on a subscription basis with prices based on the functionality and the quantity of Envelopes required by our customers. Similar to the physical envelopes historically used to mail paper documents, an Envelope is a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For several use cases, such as buying a home, multiple Envelopes are used over the course of the process. To drive customer reach and adoption, we also offer certain limited-time or feature-constrained versions of our eSignature solution for free.

In the second quarter of fiscal 2025, we began offering our IAM platform on a user-based subscription basis in specific customer segments and geographies, through our direct sales channel. Our IAM subscription offerings have multiple pricing tiers as well as specialized packages for specific user personas, end markets, and departments. While IAM platform subscriptions include our core products and solutions, including eSignature, we expect standalone eSignature to continue to represent the majority of our revenue for the foreseeable future as we continue to roll out IAM across additional segments and geographies.

Docusign, Inc. | 2025 Form 10-K | 4

Our Growth and Investment Strategy

We believe that our market opportunity is large, and we plan to invest to support long-term growth based on the three pillars of our long-term strategy:
Accelerating Product Innovation
The first pillar is to accelerate product innovation through research and development investments, helping our IAM platform address our customers’ agreement management needs comprehensively. We aim to deliver category-leading value in the agreement management market while evolving into a platform company.
◦IAM: In April 2024, we announced the launch of the IAM platform at our annual Momentum customer conference. We rapidly innovated the platform from ideation to launch, leveraging customer feedback. As a platform, IAM includes our industry-leading eSignature product as a core capability. Other capabilities include Navigator, our AI-powered agreement repository that helps customers manage and identify insights from their agreements, and Maestro, our no-code workflow builder that helps customers accelerate agreement processes.
◦Developer Ecosystem: Part of our evolution into a platform company requires supporting a dynamic community of developers and partners to create new solutions that extend the capabilities of our IAM platform. In November 2024, we hosted Docusign Discover, our first-ever developer-focused conference, and launched Docusign for Developers, giving our partners tools to build apps powered by the IAM platform. Partners can share their apps in the Docusign App Center, adding to the over 1,000 active partner integrations with Docusign products.
◦eSignature and CLM: With a renewed focus on product innovation, our two largest existing products by revenue have seen improved innovation delivery, as a result of our investment in the IAM platform, which bring more AI-powered capabilities across the greater Docusign product portfolio.
◦Core Value Propositions: Docusign is building IAM on the foundation created by our existing customer value propositions and benefits, including eSignature user simplicity, which has generated over 750,000 Apple App Store ratings with an average score of 4.9 out of 5; global footprint and adoption by customers in many jurisdictions that require different legal requirements to complete valid agreements; highly auditable agreements and signatures; stringent security certification standards; and scaled infrastructure that enables delivery of eSignature at over 99.9% availability worldwide.
Strengthening Our Omnichannel Go-To-Market
The second growth pillar focuses on improving our omnichannel go-to-market (“GTM”) capabilities to better meet the evolving needs of our customers. By strengthening our direct sales, partner, and self-service routes to market, we aim to simultaneously accelerate our ability to scale while reducing our customer acquisition and management costs. This refined approach enables us to reach new customers, more flexibly respond to customer needs, and fuel efficient growth.
◦Direct Sales: Docusign has placed a growing emphasis on customer retention and enhancing customer relationships with its direct sales team. With the launch of IAM, we are focused on delivering greater value to customers through a complete end-to-end agreement management system of record. This requires strengthening our direct sales force’s ability to provide greater consultation and solution education to our customers. We believe the result will be broader IAM deployments across a greater number of use cases vs. our historic eSignature relationships with customers.
◦Third-Party Channel Partners: In addition, we are increasing our efforts to drive broader customer engagement through third-party channel partners to support the delivery of Docusign’s products, in particular IAM. Within our GTM strategy evolution, we are investing in deeper partner engagement across strategic technology partners like Microsoft, SAP, and Salesforce with whom we have both product integrations and co-selling relationships. We also continue to invest in greater independent software vendor (“ISV”) and system integrator (“SI”) relationships. These efforts are supported by the recent launch of our third-party ecosystem called Docusign for Developers which includes software development kits (“SDKs”) and application programming interfaces (“APIs”) to launch apps on IAM, and dedicated engagement with partners at our global series of Momentum customer events.
◦Digital E-commerce Sales & Self-Service: We continue to invest in product-led growth and self-service capabilities as cornerstones of our GTM strategy. In fiscal 2025, digital revenue grew faster than overall revenue, demonstrating strong results from our focus on e-commerce capabilities and making it easier for customers to discover, try, and buy from Docusign. We will continue working to remove friction and deliver delight across every step of the digital customer journey to make our experiences seamless and intuitive.
Docusign, Inc. | 2025 Form 10-K | 5

Increasing Operational and Financial Efficiency

Finally, our third growth pillar is to enhance operational and financial efficiency to scale effectively and sustainably. This includes prioritizing investments in infrastructure and technology that best serve our diverse customer base, including our migration to cloud-based infrastructure. Additionally, we continue to evaluate strategic acquisitions and partnerships that align with our growth objectives and expand our product offerings.

We believe these combined efforts will strengthen our ability to retain and grow within our existing customer base, while also attracting new customers.

Increasing International Revenue

Our international revenue represented 28%, 26% and 25% of our total revenue in each of the years ended January 31, 2025, 2024, and 2023.

We started our international selling efforts in English-speaking common law countries, such as Canada, the UK and Australia, where we were able to leverage our core technologies due to similar approaches to electronic signature in these jurisdictions and the U.S. We have since made significant investments to be able to offer our products in select civil law countries. For example, in Europe, we offer Standards-Based Signature (“SBS”) technology tailored for the European Union’s (“EU”) electronic Identification, Authentication, and Trust Services (“eIDAS”) regulations. SBS supports signatures that involve digital certificates, including those specified in the EU’s eIDAS regulations for advanced and qualified electronic signatures.

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

Key products include:
•IAM Apps built on our AI-powered IAM platform, enabling customers to connect and optimize every step of the agreement management process. Three versions of these Apps (Core, Sales and CX) launched in Spring of 2024, and contain some combination of our key platform capabilities, in particular: our industry-leading eSignature product; Navigator, which enables customers to create a unified repository of all agreements, including those saved in third-party applications, and uncover actionable insights and contract details through AI; Maestro, which enables customers to easily build and deploy no-code customized workflows to automate and accelerate agreement processes; and Docusign App Center, which allows customers to customize and extend agreement processes with third-party applications.
•eSignature enables sending and signing of agreements on a wide variety of devices, from virtually anywhere in the world, securely. We offer multiple editions and add-ons that can be combined to fit the needs of different organizational sizes, industries and regions.
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
•Add-on Products, which are additional capabilities to help better streamline the agreement process:
◦Payments to collect payments along with signed agreements;
◦Identity and SBS for enhanced signer-identification and signatures with digital certification;
◦Notary for remote online notarization;
Docusign, Inc. | 2025 Form 10-K | 6

◦Web Forms & Document Generation for accelerated contract drafting and building customized agreements;
◦Monitor for advanced analytics; and
◦Gen for Salesforce for automated agreement generation within Salesforce.

Additionally, we believe customers benefit from these core value propositions:
•Doing business faster. By replacing manual, paper-driven processes with automated digital workflows, Docusign can substantially reduce the time and labor necessary to complete agreements. In fiscal 2025, 76% of all transactions using eSignature were completed in less than 24 hours and 40% within 15 minutes. Our eSignature product also saves customers time by allowing users to review and sign agreements quickly from mobile devices. Our other products also contribute to faster turnaround times, such as less time spent creating new agreements or less time spent finding completed agreements. By streamlining workflows, Docusign enables businesses to save valuable time and resources, resulting in increased productivity and cost savings.
•Better customer and employee experience. Organizations that use Docusign services internally and externally can deliver a simpler, more streamlined experience for their own customers and employees. For example, eSignature replaces the hassle and costs of faxing, printing, scanning, emailing, and other manual activities with a few clicks or taps—which can be done from practically anywhere, at any time. Our CLM software consolidates and automates every step of the agreement process from generation through negotiation, signature, ongoing management and storage.
•Tailored industry-specific offerings. Industry-specific Docusign offerings include: Real Estate for eSignature, which allows brokers, agents and customers to manage the entire real estate transaction digitally; U.S. Federal, State and Local Government through a Federal Risk and Authorization Management Program (“FedRAMP”) Impact Level Moderate environment for eSignature and CLM products, and dedicated data centers and system boundaries that offer heightened security; and Health and Life Sciences with eSignature modules enabling compliance with the U.S. Food and Drug Administration’s 21 CFR Part 11 regulations.
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
•Minimized environmental impact. Environmental sustainability has been an important part of Docusign’s mission from the start. By digitizing agreements, we help reduce environmental impacts while supporting businesses in their efficiency and sustainability goals. We believe that Docusign has an important role in creating a sustainable future and we are committed to minimizing our impacts on the planet. Since 2022, we have matched 100% of our energy use with renewable energy credits. In 2024, we set Science-Based Targets (“SBTs”), including a commitment to reduce emissions by 50% by 2030 and reach net-zero by 2050. Through partnerships with nonprofits such as Forest Stewardship Council and Wildlife Conservation Society, we’re helping to drive meaningful change for a sustainable future.

Our Technology, Infrastructure and Operations

Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our product offerings. We focus on innovation in global security and privacy management, high availability, enterprise-class manageability, extensible identity proofing, digital transaction processing and integration into companies' systems and workflows. This infrastructure supports over one billion people and nearly 1.7 million customers, including some of the world’s largest companies, and underpins our product offerings.

Our operations are based on stringent global industry security standards and we maintain compliance with ISO27K, PCI, and SSAE 18 standards. For example, our eSignature and CLM products are FedRAMP-authorized, which means they operate in an environment that meets 325 National Institute of Standards and Technology (“NIST”) Special Publication 800-53 (NIST 800-53) security and privacy controls. In addition, we offer a range of options for authenticating users and proving their identities and have a robust digital transaction processing platform that captures signatures and tags. Docusign is a Trust Service Provider (“TSP”) in the EU. As a TSP, Docusign France provides qualified electronic signatures, qualified time stamps, advanced electronic signatures, and advanced seals recognized by all EU member states. Docusign France is listed as a qualified TSP in the Trusted List managed by the French IT Security Agency, ANSSI.

Our flagship eSignature product is designed as an always-on, geographically redundant and distributed cloud solution that primarily runs in SSAE 18 audited data centers in the U.S. and EU. Recognizing that our customers often depend
Docusign, Inc. | 2025 Form 10-K | 7

on Docusign for their day-to-day operations, we have provided best-in-class availability, with over 99.9% eSignature availability to our customers and users during the year ended January 31, 2025. We operate co-location data centers in several locations and we also leverage public cloud infrastructure for an increasing number of services, as we continue to migrate our North American and European production services from our data center hosting facilities to Microsoft Azure Cloud, a third-party cloud provider. We believe these efforts will help better support our customers with respect to the scale, security, and availability needs of our mobile, web, and cloud-native applications. Companies can also integrate Docusign into their systems and workflows using one of more than 1,000 active partner integrations.

Research and Development

Since inception, we have invested in research and development (“R&D”) to innovate our product offerings, including the world’s leading electronic signature solution. Our product and engineering team is responsible for the design, development, testing and certification of our products.

Our Customers

As of January 31, 2025, we had a global base of nearly 1.7 million customers. These customers span the entire business spectrum, from Fortune 500 enterprises and government institutions to innovative startups and individual end users. No single customer accounted for more than 10% of our revenues in fiscal 2025. We believe the breadth and depth of Docusign’s customer base across industry verticals, company sizes, and geographies validates the ubiquitous value Docusign creates for customers in agreement management, and creates business model strength through customer diversity.

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

Partner-assisted Sales:
▪Global partners: We have partnerships with some of the world’s foremost technology providers including Google, Microsoft, Workday, Salesforce, SAP, and ServiceNow—that help us sell into a far greater number of accounts than we could do alone. These partnerships are multi-dimensional and involve joint investments, technology integrations, co-marketing agreements, membership in partner programs, and go-to-market commitments.
▪Systems integrators: We have strong partnerships with a number of global and regional systems integrators. These relationships are important given that those firms act as strategic technology advisors to many large customers and prospects. We intend to invest further in collaborating with these partners, especially those that are creating Docusign specific practices.
▪ISVs: We partner with a host of leading ISVs—including our strategic partners above as well as vertical oriented partners to help bring the power of Docusign to customers around the world.
Docusign, Inc. | 2025 Form 10-K | 8

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
Digital E-commerce Sales: Through a strong presence that allows us to scale with low acquisition costs to individual users and small businesses around the world, we drive free 30-day trial and self-service purchase directly on our website, in our mobile applications and through use of our product itself. Our digital e-commerce sales engine provides direct access to account plans with functionality to suit the needs of small businesses, sole proprietors, and individuals. For the year ended January 31, 2025, digital sales accounted for 14% of our total revenue. We anticipate this contribution will increase over time.

Marketing

To support the sales team in reaching our broad range of potential customers, our integrated marketing programs address the specific needs of our different market segments. These programs create qualified sales opportunities and raise awareness of our leadership position in the global electronic signature and agreement-technology spaces.

We employ a wide range of marketing channels to generate demand and engage customers throughout the world. This includes account-based marketing aimed at our high-value customers, industry-specific marketing by our industry vertical teams, a global series of “Momentum” conferences for customers and partners and our first-ever “Docusign Discover” conference for third-party developers. These include broader digital demand generation campaigns; corporate communications and analyst relations; first-party events, such as our annual set of roadshows gathering customers, prospects, developers and partners; participation in third-party events, such as Salesforce’s Dreamforce; comprehensive customer evidence programs; developer relations programs; cooperative marketing with strategic partners; and a comprehensive webinar series, among many other things.

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

Human Capital Management

At Docusign, we foster a culture that celebrates and harnesses the strength of our people, recognizing that every individual brings unique perspectives and experiences to the table. Our mission is to redefine how the world comes together and agrees. We have six core values:
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
Docusign, Inc. | 2025 Form 10-K | 9

•Unity: We are a global team but share common values. We debate and commit to executing decisions with agility and speed, working together in service of our shared mission;
•Sustainability: We use technology and drive awareness that can make the world healthier and more sustainable.
We are committed to delivering against these values for our employees, customers and the communities in which we live and work. We have several initiatives and strategies in place that reflect this commitment to our core values and to our employees.

We are a global organization with an increasingly international footprint. As we continue to grow in new markets, we anticipate continuing to recruit in new geographies. As of January 31, 2025, we had 6,838 employees, of which approximately 63% were based in the U.S. and the remainder in international locations. None of our U.S. employees are represented by a labor union with respect to their employment with us. Employees in some other countries are represented by workers' councils or participate in collective bargaining arrangements at the national and/or industry level. We have not experienced any work stoppages. We consider our relations with our employees to be positive, and we measure employee satisfaction through bi-annual engagement surveys.

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

Docusign is recognized as a company where employees can develop their careers. During fiscal 2025, we were recognized as the #1 Most Trustworthy software and telecommunications Company in America 2024.

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

Engagement with our Communities

Docusign is dedicated to corporate responsibility and putting our values into action. We believe that this engagement with our communities is an important aspect of our company culture and brings long-term value to our stockholders, while making the world a better place. With Docusign.org, we are committed to harnessing the power of Docusign's people, products, and profits to make a difference in the global communities where our employees and customers live and work. This work is brought to life through our Docusign Foundation, Docusign Impact and Docusign for Nonprofit programs.

The Docusign Foundation is focused on environmental programs, ecosystem protection and local impact through grant funding. To date, we have mobilized $4 million in grants to nonprofits.

We believe in promoting a culture of giving back and community support throughout our organization. Through our Docusign Impact program, we encourage our employees to take action in their own communities by volunteering. We are proud to support their efforts by providing up to 24 hours of paid time off a year for volunteering. To date, our employees have volunteered more than 122,000 hours collectively, including at organizations promoting healthier forests, echoing our company-wide commitment to environmental programs. Additionally, we match funds given by our employees to qualifying nonprofits. To date, we have mobilized $22 million in employee donations and company match, supporting approximately 9,500 organizations.

Through our Docusign for Nonprofits program, we aim to empower organizations with the agreement platform needed to achieve their missions. As a company, we ensure that thousands of charitable organizations have the opportunity to use our products at a discount every year.

Our Competition

Docusign, Inc. | 2025 Form 10-K | 10

Our primary global competitor for eSignature is currently Adobe, which offers an electronic signature solution known as Adobe Acrobat Sign as well as other global software companies that have or may elect to include an electronic signature capability in their products. We also face competition from a select number of vendors that focus on specific industries, geographies, or product areas such as contract lifecycle management and advanced contract analytics. We believe Intelligent Agreement Management is a new software category without incumbent competitors, although elements of our IAM platform may compete with existing providers of contract lifecycle management, contract analytics workflow management, identity verification and other software solutions.

We believe the principal factors that drive competition between vendors in the future will include:
•breadth and depth of innovative product functionality (including proprietary product differentiators and AI application innovation);
•breadth and depth of capability to holistically manage end-to-end agreement workflows in a lightweight, modern software user experience;
•ease of use and deployment;
•level of customer satisfaction;
•brand awareness and reputation;
•breadth and depth of integrations with the applications and systems customers already use;
•availability and reliability;
•security;
•unit costs and total cost of ownership; and
•ability to address legal, regulatory, and cultural matters associated with e-signature across jurisdictions.

We believe that we generally compete favorably on the basis of the factors listed above.

Intellectual Property

We own and develop significant intellectual property (“IP”) and related IP rights globally, with a focus on key markets such as the United States, European Union, and Asia-Pacific. This global strategy ensures that our products and services are protected and competitive in major international markets. Our IP portfolio includes patents, copyrights, trade secrets, trademarks, and other rights. We actively seek to protect our global IP rights and to deter unauthorized use of our IP and other assets. We have obtained patents in the U.S. and other countries. As we expand our product offerings into new areas, we also seek to extend our patent coverage to such products. In addition to developing patents based on our own R&D efforts, we may purchase or license patents from third parties.

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
Docusign, Inc. | 2025 Form 10-K | 11

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
Docusign, Inc. | 2025 Form 10-K | 12

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

These risks include, but are not limited to, the following:

Business and Industry Risks
•Any decrease in adoption or sales of our eSignature product, without corresponding increases in our other solutions in our IAM platform.
•Any inability to attract new customers and retain and expand sales to existing customers.
•Our IAM platform failing to achieve market acceptance or to meet our customers’ evolving needs.
•Our inability to compete in an evolving and highly competitive market.
•Our systems and security measures being compromised or subject to data breaches, cyberattacks, or other malicious activity, and any harm to our business or reputation caused by malicious actors attempting to exploit our technology, platform or brand to defraud others.
•Any real or perceived improper use of, disclosure of, or access to sensitive customer data.
•An over-estimation of our market opportunity.
•Any interruption or delay in performance from our technical infrastructure, including third-party cloud providers.
•The implementation of AI in our business, and the legal, regulatory, reputational and business risks relating to its use.
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

Docusign, Inc. | 2025 Form 10-K | 13

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all the other information in this Annual Report on Form 10-K, including in the preceding Risk Factors Summary, and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Business and Industry Risks

We derive a majority of our revenue from our eSignature product, and slower or declining adoption or sales of our eSignature product, without corresponding increases in the use of our other products and solutions in our IAM platform, could cause our operating results to suffer.

Sales of subscriptions to our eSignature product account for substantially all of our subscription revenue and are the source of substantially all of our professional services revenue. Although we continue to add to our suite of other products and solutions in our IAM platform for automating the agreement process, we expect that we will be substantially dependent on our eSignature product to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:

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
▪our inability to release enhanced versions of our eSignature product on a timely basis; and
▪macro- and micro-economic factors, including inflation, changes in interest rates or foreign exchange rates, increased debt and equity market volatility, tariffs and trade policy changes, geopolitical conflict or public health crises.

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

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users with our customers, changes in the type and size of our customers, pricing, competitive conditions, customer
Docusign, Inc. | 2025 Form 10-K | 14

attrition and general economic and global market conditions, including as a result of inflation, changes in interest rates, increased debt and equity market volatility, tariffs and trade policy changes, geopolitical conflicts or public health crises. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

If our IAM platform, products and solutions do not evolve to meet the needs of our customers or fail to achieve sufficient market acceptance, our financial results and competitive position will suffer.

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
▪defects, errors or failures in our platform, products and solutions;
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

For example, we have made, and intend to continue making, significant investments in our platform and developing products that incorporate AI, and while we believe that these investments will drive future growth of our business, the development of such new features involves significant risks and costs, and there is no guarantee that any such offerings will ultimately be successful. If the release of these or other new and enhanced products, solutions or functionalities as part of our platform do not meet customer needs or if our customers do not accept them, our business, operating results and financial condition would be harmed. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred.

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
Docusign, Inc. | 2025 Form 10-K | 15

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

Our systems and security measures have been, and may in the future be, compromised or subject to data breaches, cyberattacks, or other malicious activity, and third parties have attempted and may continue to attempt to exploit our platform or brand to defraud others, which could result in customers reducing or stopping their use of our products, our reputation being harmed, and significant liabilities and adverse effects on our operating results and financial condition.

Our operations involve the storage and transmission of customer data, personal data and other sensitive or confidential information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships, as well as a wide variety of our own internal company, partner and employee information. Our employees, service providers and third parties providing services to us often work on a remote or hybrid arrangement basis, which may involve relying on less secure systems and may increase the risk of cybersecurity related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures as those deployed in our physical offices. We also rely on third-party and public-cloud infrastructure, and we depend in part on third-party security measures on such infrastructure to protect against unauthorized access, cyberattacks and the mishandling of customer data. Our ability to monitor our third-party service providers’ data security is limited and any breach of our providers’ security measures may result in unauthorized access to, or misuse, loss or destruction of, our and our customers’ data.

While we have security measures in place designed to protect our production and development environments and other systems, maintain the integrity of customer, company, partner and employee information, and prevent data loss, misappropriation and other security breaches and incidents, we are a frequent target of cyberattacks and have faced security incidents in the past that did not have a material impact on our operations. In these cases, upon detection, we took prompt action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies, when appropriate. While we have taken and will continue to take steps to address cyberattacks and security incidents, these efforts may not always be entirely successful, and there can be no assurance that there will be no impact to our operations from these or similar incidents in the future. Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business.

Like other organizations providing valuable technology and services, we are subject to increasing cyberattacks from malicious third parties using widely varying and frequently changing tactics, including phishing and fraud campaigns targeting our personnel via email, text, instant messaging and voice calls. The frequency and sophistication of such threats continues to increase and often becomes further heightened in connection with geopolitical tensions. In addition, we face increased risk in our ability to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers. Advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks and other methods including credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms), and many other techniques that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments and identity theft. Bad actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyberattacks, including for geopolitical reasons and in connection with global or regional conflicts and operations. During major global or regional conflicts, we and our partners, service providers, or customers may be vulnerable to heightened risk of such cyberattacks. If bad actors gain improper access to our systems or databases or those of our partners, service providers, and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom. Additionally, “bad actors” have misused our platform and/or our brand name to attempt to deceive or defraud others, and may continue to do so. If our efforts to prevent these activities, or limit their impact, are unsuccessful, our reputation and brand could be harmed, we could lose customers, and our business and financial condition could be adversely affected.

If our security measures, or the security measures of our partners, service providers, or customers, are compromised, our reputation could be damaged, our ability to attract and retain customers could be adversely affected, we could be
Docusign, Inc. | 2025 Form 10-K | 16

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

Despite significant efforts to identify vulnerabilities and create security barriers to such threats, it is virtually impossible for us, our service providers, our partners and our customers to entirely mitigate these risks. Further, we could be forced to expend significant financial and operational resources in response to a cyberattack or security incident or breach, including repairing system damage, increasing security protection costs, investigating and remediating any information security vulnerabilities, complying with data breach notification obligations and applicable laws, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition, and operating results. Additionally, there can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate in the event of a security breach or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

We also cannot be sure that our existing general liability insurance coverage, cybersecurity coverage, and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that insurers will not deny coverage as to any future claim. Cyberattacks or security incidents may result in increased costs for such insurance as well. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or coinsurance requirements, could have an adverse effect on our business, operating results and financial condition.

We obtain and process a large amount of sensitive customer data. Any actual or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.

We receive, store and process personal information and other data from and about our customers, employees, partners and service providers. In addition, customers use our products and solutions to obtain and store personal information, health information (including protected health information) and personal financial information. Our handling of data is thus subject to a variety of laws and regulations around the world, including regulation by various government agencies, such as the respective data protection authorities of the United Kingdom and EU member states who enforce the General Data Protection Regulation, the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Health and Human Services Office for Civil Rights (the “OCR”), the California Privacy Protection Agency, and other various federal, state, local and foreign agencies and other authorities, such as each U.S. state’s attorney general. Our data handling also is subject to contractual obligations and industry standards.

We have internal and publicly posted policies, notices, and other related documentation regarding our collection, data categorization or identification, processing, use, disclosure, deletion and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy notices and other related documentation that provide commitments about data privacy and security can subject us to potential actions if they are found to be non-compliant, deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition and results of operations, and subject us to investigations, fines or penalties from regulators or government authorities, or civil litigation.

We are subject to various evolving laws and regulations governing our use of our business data. For more information on these laws and regulations, see the risk factors “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business.” and “Complying with laws and regulations, in particular those related to privacy and data protection, could also result in additional costs and liabilities to us or inhibit sales of our software.” If we are not able to comply with these laws or regulations or if we become liable under these evolving laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, operating results and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

Docusign, Inc. | 2025 Form 10-K | 17

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

If we have overestimated our market opportunity, our future growth rate may be limited.

We have estimated our market size and opportunity based on internally generated data and assumptions, as well as data published by third parties, which we have not independently verified. While we believe our market size estimates are reasonable, such information is inherently imprecise and subject to a high degree of uncertainty. If our third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our market size estimates are correct, we may not continue to grow our share of the market and our business could be harmed.

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

We use AI-powered tools and services as part of operating our business, and also incorporate AI features and applications into our products and solutions and are making further investments in expanding AI capabilities in our products and solutions. AI technologies can be complex and are rapidly evolving, and while we believe that product features powered by next generation AI technologies, such as generative AI, will help drive the future growth of our business, there is no guarantee that such new product features will ultimately be successful. Our competitors and other third parties may incorporate AI into their products more quickly or more successfully than us, all of which could impair our ability to compete effectively and may adversely affect our results of operations. This use of AI in our products and solutions may present new and evolving challenges, including reputational harm, competitive harm, and legal liability, and adversely affect our results of operations. Additionally, AI technology may lower barriers to entry in our industry and we may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services on offer may affect our customers’ expectations or requirements in ways we cannot adequately anticipate or adapt to, causing our business to lose sales, market share, or the ability to operate profitably and sustainably.
Docusign, Inc. | 2025 Form 10-K | 18

The development and use of AI features and applications present various intellectual property, data privacy, security and reliability risks that may impact our business. We may choose to significantly invest in the development and maintenance of proprietary datasets and training models and the development of appropriate protections, safeguards, and policies for handling the processing of data, including transparency of customer data extraction and usage in training models, with our AI features and applications, which may be costly and subject us to legal liability. Furthermore, any integration of third-party AI models with our products and solutions relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. These risks could negatively impact our business, financial condition, and results of operations.

Existing laws and regulations may be interpreted, or new laws and regulations regarding AI have been and may in the future be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the EU Artificial Intelligence Act prohibits certain AI applications and systems with unacceptable risk and imposes additional requirements on the use of other high-risk or limited-risk AI applications or systems, which may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products. Intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. For example, the U.S. Federal Trade Commission initiated multiple AI-related inquiries over the past several years and sent requests to technology companies, including Docusign, seeking additional information about their AI usage and policies. The rapid evolution of AI technologies will require significant resources in research and development in order to develop, test and maintain our platform and products to minimize any potential harmful impact on our business, financial condition, and results of operations.

The continued use in our business and incorporation of AI-powered features and applications into our products and solutions may subject us to new and evolving regulatory scrutiny, litigation, social or ethical concerns, unforeseen operational failures, potential for biased or incorrect outputs, or other risks that could harm our business, reputation, brand, and our results of operations. For example, if the content, analyses, or recommendations arising from our AI product offerings are, or are alleged to be, inaccurate, deficient, offensive, or biased, or if they have a perceived or actual negative impact on human rights, privacy rights, employment, or in other social contexts, we may experience brand and reputational harm or legal liability, and our business, financial condition, and results of operations may be adversely affected. Additionally, the significant technical complexity of AI technology will require specialized expertise and may increase compensation-related expenses. Competition for specialized personnel in the AI industry is intense, and failing to attract, integrate, or retain such specialized expertise in AI could adversely affect our business and results of operations. There is also the possibility that the AI models we develop may not perform as expected when deployed, which could hinder our product offerings, impact our competitiveness in the market, or lead to financial losses.

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
Docusign, Inc. | 2025 Form 10-K | 19

retain and motivate members of our senior management team and key employees or otherwise fail to retain a significant portion of our workforce, our business could be harmed.

We also are dependent on the continued service of our existing software engineers because of the complexity of our products and solutions. In particular, we compete with many other companies for software developers with high levels of experience and skilled sales and operations professionals in a tight U.S. labor market. We also require skilled product development, marketing, sales, finance and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in our principal U.S. locations in the San Francisco Bay Area and Seattle. Additionally, while we currently employ a hybrid model where most employees have the flexibility to work from home, changes to our workplace arrangements could impact our ability to maintain our corporate culture or productivity, increase attrition or limit our ability to attract employees if individuals prefer to work full time at home or in the office. Competition for employees in our industry (and especially with expertise in AI technology and at our principal U.S. locations) is intense, and many of the companies we compete with for experienced personnel have greater resources than we do. To remain competitive, we may experience increased compensation-related expenses.

Our sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We sell to U.S. federal, state and local, as well as foreign, government agencies and public sector customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks, including those related to our status as a service provider to U.S. state and federal governmental agencies. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense to meet unique compliance requirements, some of which may be statutory or regulatory without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict.

Further, government compliance requirements may change, restricting our ability to sell into the government sector until we have met those revised requirements. For example, recently proposed executive orders in the U.S. may impose new limits or restrictions on federal contractors, and noncompliance with such limits or restrictions could impact our business with government entities. Failure to meet government contract compliance obligations can also create the risk of statutory penalties as well as standard breach of contract risk.

Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of macro-economic factors, including inflation, changes in interest rates, government shutdowns or reductions in the government workforce, geopolitical conflicts and public health crises, may adversely affect public sector demand for our products and solutions.

We sell to public sector customers primarily through third-party resellers and distributors, who contract directly with government customers and are subject to complex laws, regulations and contractual requirements applicable to government contractors. If our third-party resellers and distributors fail to comply with these obligations, are suspended, debarred or otherwise lose the ability to sell to public sector customers, our public sector sales and growth prospects could suffer and our operating results could be adversely affected.

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
Docusign, Inc. | 2025 Form 10-K | 20

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

Our products and solutions seamlessly integrate with hundreds of other software applications, including Google, Microsoft, Workday, Salesforce, SAP, and ServiceNow. Our growth strategy includes expanding the use of our products and solutions through complementary technology offerings and software integrations, such as third-party APIs. While we have established partnerships with providers of complementary offerings and software integrations, we cannot guarantee that we will be successful in continuing to maintain and scale these partnerships or establishing partnerships with additional providers as we grow. In the future, third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; alter the terms governing use of and access to their applications and APIs; or implement other changes that could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, any of which could negatively impact our offerings and harm our business.

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
Docusign, Inc. | 2025 Form 10-K | 21

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
Docusign, Inc. | 2025 Form 10-K | 22

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. For example, we have, in the past, experienced net losses and, even in periods in which we generate net income, we may not be able to maintain or increase our level of profitability. In addition to the other risks described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

▪general economic, market and industry conditions, including as a result of inflation, changes in interest rates or foreign exchange rates, increased debt and equity market volatility, tariffs and trade policy changes, geopolitical conflict or public health crises;
▪fluctuations in demand for, or pricing of, our products and solutions, including due to the effects of global macro-economic conditions, and differing levels of demand for our products as our customers’ priorities, resources, financial conditions and economic outlook change;
Docusign, Inc. | 2025 Form 10-K | 23

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
▪the amount and timing of costs associated with restructuring plans;
▪the time and costs related to litigation, including securities litigation;
▪issues relating to acquisitions and partnerships with third parties;
▪the impact of new accounting pronouncements;
▪changes in laws and regulations that affect our business, including trade policy changes;
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
▪economic conditions, including due to inflation, changes in interest rates, government shutdowns or reductions in the government workforce, increased debt and equity market volatility, geopolitical conflict, public health crises and other factors impacting customer budgets;
▪the customer’s integration complexity;
▪the customer’s familiarity with e-signature and agreement automation processes;
▪the complexity of contracts and regulatory requirements for certain large business customers, including customers in the public sector or other highly regulated industries;
▪customer evaluation of competing products during the purchasing process;
▪the competitive market for our products and services; and
Docusign, Inc. | 2025 Form 10-K | 24

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2025, 2024, and 2023 total revenue generated from customers outside the U.S. was 28%, 26%, and 25% of our total revenue. As of January 31, 2025, we have offices in 12 countries and approximately 37% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
Docusign, Inc. | 2025 Form 10-K | 25

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

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of January 31, 2025, we had available borrowing capacity of $500.0 million under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

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
Docusign, Inc. | 2025 Form 10-K | 26

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

As of January 31, 2025, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our sales contracts are primarily denominated in U.S. dollars, and therefore a substantial portion of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the U.S., which could adversely affect our operating results. In addition, an increasing portion of our operating revenues and operating expenses is earned or incurred outside of the U.S., and an increasing portion of our assets is held outside of the U.S. These operating revenues, expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully manage, or to implement strategies to manage, against the risks associated with currency fluctuations, our operating results could be adversely affected.

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
Docusign, Inc. | 2025 Form 10-K | 27

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

▪Additionally, the FTC and many U.S. state attorney generals are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of personal information. For example, California has enacted the California Consumer Privacy Act (as amended, the “CCPA”), that subjects businesses to new regulations promulgated through a recently created enforcement agency called the California Privacy Protection Agency. Over a third of other U.S. states have passed comparable legislation, and several additional U.S. states may pass similar legislation with potentially greater penalties, and more rigorous compliance requirements relevant to our business.

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

Docusign, Inc. | 2025 Form 10-K | 28

Complying with laws and regulations related to privacy and data protection could result in additional costs and liabilities to us or inhibit sales of our software.

A wide variety of state, national, and international laws, regulations, and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information, the scope of which are consistently changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business. For more information on these laws and their impact on our business, see the risk factor “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business.”

Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we, our customers and partners may need to comply. For example, in Europe, the General Data Protection Regulation (the “EU GDPR”) contains robust obligations on data controllers and processors and fulsome documentation requirements for data protection compliance programs by companies. As a result of our presence in Europe and the United Kingdom (“UK”) and our products and services being offered in the EU and the UK, we are subject to the EU GDPR and other similar regional European data privacy and protection regulations (collectively the “GDPR”), all of which impose stringent data protection and cybersecurity requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. We are also certified as a Privacy Rights Processor under the Asia-Pacific Economic Cooperation. A breach of the GDPR, or other such data protection regulations, could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). Such penalties, which under GDPR may include fines up to the greater of €20 million (£17.5 million) or 4% of global turnover, are in addition to any civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Additionally, the GDPR imposes strict rules on the transfer of personal data out of the EU or the UK to any country whose laws have not been deemed by regulators in the EU or UK to ensure an “adequate” level of data protection safeguards (such as the U.S.). These obligations may evolve, be interpreted or applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. For example, in June 2023, the European Commission adopted an adequacy decision (“UK Adequacy Decision”) which facilitates personal data sharing from the European Economic Area (“EEA”) to the UK without the need for additional data protection safeguards. The UK Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the UK continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the UK deviates from the level of protection presently in place. If this adequacy decision is reversed by the European Commission, it would require that companies implement protection measures such as the approved Standard Contractual Clauses for data transfers between the EU and the UK.

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
Docusign, Inc. | 2025 Form 10-K | 29

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the U.S. and other countries and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products or design around our patents. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products or aspects of our platform and use information that we regard as proprietary to create products and solutions that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of jurisdictions outside the U.S. Additionally, we are unable to predict or assure that rights previously granted by third parties to intellectual property licensed or assigned to us will not hamper our ability to assert our intellectual property rights or hinder the settlement of currently pending or future disputes; or that any of our pending or future copyright or trademark applications will be issued or have the coverage originally sought. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information or prevent infringement, violation, or misappropriation of our intellectual property. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our products and solutions.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect and enforce these rights, including through litigation. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be
Docusign, Inc. | 2025 Form 10-K | 30

met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and solutions, impair the functionality of our products and solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products and solutions or injure our reputation. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of these results could adversely affect our business, operating results and financial condition.

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

We use open source software in our products and solutions. Any use of open source software may expose us to greater risks than the use of commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Any use of open source software may involve security risks, making it easier for hackers and other third parties to determine how to compromise our platform. On occasion, companies that use open source software have faced claims challenging their use of open source software or compliance with open source license terms. There is evolving legal precedent for interpreting the terms of certain open source licenses, including the determination of which works are subject to the terms of such licenses. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of sales for us. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our software products, we may be required to re-engineer our products, discontinue the sale of our products and solutions or take other remedial actions that may divert resources away from our development efforts.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection and other losses.

Our agreements with some customers and other third parties include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, violations, data breaches or cyberattacks, damages caused by us to property or persons, or other liabilities relating to or arising from our offerings, solutions or other contractual obligations. Some of these indemnity provisions provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition. Although we normally contractually limit our liability with respect to such obligations, such limitations may not be enforceable in all jurisdictions, and we may still incur substantial liability related to them and we may be required to cease use of certain functions of our products and solutions as a result of any such claims. In addition, our customer agreements generally include a warranty that the proper use of Docusign by a customer in accordance with
Docusign, Inc. | 2025 Form 10-K | 31

the agreement and applicable law will be sufficient to meet the definition of an “electronic signature” as defined in the Electronic Signatures in Global and National Commerce Act (“ESIGN Act”) and eIDAS. Any warranty or indemnification claim brought by our customers could result in damage to our reputation and harm our business and operating results.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of such controls, we have expended, and anticipate that we will continue to expend, significant resources, including on accounting and financial staff with appropriate public company experience and technical accounting knowledge to assist in our compliance efforts.

We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

Docusign, Inc. | 2025 Form 10-K | 32

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

In addition, as we continue to scale and improve our operations, including our internal systems and processes, we currently utilize, and in the future may seek to implement, a variety of critical systems, such as billing, human resource, financial reporting and accounting systems. The implementation and transition to any new critical system may be disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations and result in compromised internal reporting and processes. Moreover, since most of our employees (including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting) are working and are expected to continue to work for the near term, in either a fully remote or a hybrid environment, risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our products and solutions are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control, and we incorporate encryption technology into certain products and solutions. These encryption products and the underlying technology may be exported outside of the U.S. only with export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment or distribution of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. Additionally, sanctions regimes are rapidly changing as a result of regional or global conflicts. While we take precautions to prevent our products and solutions from being exported in violation of these laws, including obtaining export authorizations, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

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

Foreign governments also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted, and may in the future enact, sanctions and export control laws that could limit our ability to distribute our products and solutions or could limit our end-customers’ ability to implement our products and solutions in those countries. Changes in our products and solutions or future changes in export and import regulations may create delays in the introduction of our products and solutions in international markets, prevent our end-customers with international operations from deploying our products and solutions globally or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products and solutions by, or in our decreased ability to export or sell our products and solutions to, existing or potential end-customers with international operations. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would adversely affect our business, operating results and prospects.

Docusign, Inc. | 2025 Form 10-K | 33

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

In addition, broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been, and may in the future be, subject to this type of litigation, which could result in substantial costs, divert our management’s
Docusign, Inc. | 2025 Form 10-K | 34

attention from our business and adversely affect our business. For more information on our pending legal proceedings, see Item 3. Legal Proceedings of this Form 10-K.

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
Docusign, Inc. | 2025 Form 10-K | 35

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and profitability of our business depend on demand for our products and solutions. Current or future economic and global market uncertainties or downturns could adversely affect our business and operating results. Economic uncertainty and associated macro-economic conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products. Negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from inflation, changes in interest rates or foreign exchange rates, tariffs and trade policy changes, gross domestic product growth, financial and credit market fluctuations, geopolitical conflict, natural catastrophes and the effects of climate change, public health crises, and terrorist attacks in the U.S., Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, unfavorable conditions in certain industry sectors could impact customers or partners disproportionately, which could also impact the demand for our products. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, data security breaches, regional or global conflicts, and terrorism may disrupt our business.

We rely heavily on our network infrastructure and information technology systems, including our security-related systems, for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, public health crisis, power loss, telecommunications failure or other similar catastrophic event, including as a result of the effects of climate change, could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our products and solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, including any errors, defects or failures in third-party hardware, could affect our ability to conduct normal business operations and adversely affect our operating results. Additionally, while we believe our exposure from the recent conflicts in Ukraine and the Middle East is limited, we could experience unanticipated disruptions to our business as a result of current or future regional and global conflicts, including sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions, increased risks of potential cyberattacks, related impacts to our customers, or micro- or macro-economic effects on the global economy.

Docusign, Inc. | 2025 Form 10-K | 36

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Docusign, Inc. | 2025 Form 10-K | 37

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is guided by industry standards developed by the NIST, the International Organization for Standardization (“ISO”), and other relevant organizations.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and utilizes common reporting channels and governance processes that apply across other risk areas. While everyone at our company plays a part in managing cybersecurity risks, as discussed in more detail under “Cybersecurity Governance” below, our board of directors, both directly and through delegation to our Audit Committee (the “Audit Committee”), and our senior management team are actively involved in the oversight of our cybersecurity risk management program. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach by engaging teams across the business. We expect these teams to operate pursuant to our Standard Operating Procedures. Our approach is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur through shared processes.

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
•A third-party risk management process that identifies and mitigates cybersecurity threats associated with our use of third-party service providers. Such service providers are subject to risk tiering, security risk assessments, continuous monitoring including investigation of security incidents that have impacted our third-party service providers, as applicable.

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

Cybersecurity Governance

Securing the information of our customers, employees, contractors, and third-party service providers is important to us. We have adopted physical, technological, and administrative controls on data security, and have defined procedures for data incident detection, containment, response, and remediation. While everyone at our company plays a part in managing these risks, oversight responsibility is shared by our board of directors, our Audit Committee, and management. To facilitate coordinated supervision of cybersecurity matters, our management team provides regular cybersecurity updates to our board of directors and regular updates on cyber risk management, which include development regarding our cybersecurity program, broader cybersecurity trends, evolving industry standards, the threat environment and other topics, to the Audit Committee. Together with management, our Audit Committee and board of directors consider this information in their review of our cybersecurity risks and response to data breaches. We also maintain information security risk insurance coverage.

Docusign, Inc. | 2025 Form 10-K | 38

We have recently also established a Security Governance Council (“Council”) that provides strategic guidance for the protection of our information, technology, and physical assets, including the definition of security risks and the prioritization of the implementation of associated controls. The Council membership is led by the Chief Information Security Officer (“CISO”) and includes relevant senior executives and has begun to meet at least quarterly, and will reconvene on an emergency basis when necessary to respond to potentially material cybersecurity incidents. The CISO reports to the Chief Information Officer (“CIO”) and is responsible for management of cybersecurity risks and the protection and defense of our networks, systems and data. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Our CISO has over 20 years of experience in IT and Information Security across security architecture, incident response, and threat intelligence programs. Our CISO also holds a bachelor’s degree in computer science and maintains Certified Information Systems Security Professional certification.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims from time to time in the ordinary course of business. We have received, and may in the future continue to receive claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

For more information on legal proceedings, refer to the section captioned ‘Claims and Litigation’ in Note 10 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Docusign, Inc. | 2025 Form 10-K | 39

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

Market Price of our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol DOCU.

Holders of our Common Stock

As of February 28, 2025, there were 67 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Docusign, Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index for the five years ended January 31, 2025. The graph assumes $100 was invested on January 31, 2020, in our common stock and in each of the S&P 500 Index and the S&P 500 Information Technology Index. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Docusign, Inc. | 2025 Form 10-K | 40

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 1 - November 30	—	—	—	$769,641
December 1 - December 31	1,073,551	$95.21	1,073,551	$667,425
January 1 - January 31	659,779	$90.20	659,779	$607,916
Total	1,733,330		1,733,330	$607,916

(1) In March 2022, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. Subsequently, in September 2023, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock. Most recently, in May 2024, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $1.0 billion of our outstanding common stock. Repurchases of our common stock may be effected from time to time, either on the open market, in block trades, in privately negotiated transactions, and through other transactions in accordance with applicable securities laws. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. See Note 11 of this Annual Report on Form 10-K for additional information related to stock repurchases.

(2) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act (“IRA”).

ITEM 6. Reserved

Docusign, Inc. | 2025 Form 10-K | 41

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

Executive Overview of Fiscal 2025 Results

Overview

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our IAM platform, the world’s leading eSignature solution, and CLM solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better customer experience. For example, Docusign’s innovative IAM platform automates agreement workflows, uncovers actionable insights, and leverages AI capabilities, which enables organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely. As of January 31, 2025, nearly 1.7 million customers and more than a billion users worldwide utilize Docusign to accelerate and simplify the process of doing business.

We generate substantially all our revenue from sales of subscriptions, which accounted for 97% of our revenue in each of the years ended January 31, 2025, 2024 and 2023. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers with deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in each of the years ended January 31, 2025, 2024 and 2023. We anticipate continuing to invest in customer success through our professional services offerings as we believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

One pillar of our long-term strategy is to evolve our GTM channels from the historically direct sales-driven approach. We are currently investing in three routes to market, including direct sales, partner-assisted sales, and digital self-service purchasing. We expect that Docusign’s IAM platform will increasingly be offered across all three channels. We offer subscriptions to our products to businesses at all scales, from global enterprise down to local VSBs. We offer more than 1,000 active partner integrations with the applications that many of our customers already use so that they can create, commit, and manage agreements directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the years presented.

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,131 customers as of January 31, 2025 compared to 1,060 customers as of January 31, 2024. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Docusign, Inc. | 2025 Form 10-K | 42

Financial Results for the Year Ended January 31, 2025

(in thousands)	Year Ended January 31, 2025
Total revenue	$2,976,739
Total costs and expenses	2,776,811
Total stock-based compensation expense	610,335
Income from operations	199,928
Net income	1,067,885
Cash provided by operating activities	1,017,272
Capital expenditures	(96,988)

Cash, cash equivalents, restricted cash and investments were $1.1 billion as of January 31, 2025.

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

The second growth pillar is to strengthen our omnichannel go-to-market by refining our direct sales, partner, and digital e-commerce and self-service channels to better address customer needs. By optimizing these routes with a more efficient cost structure, we aim to target growth opportunities and expand our reach in the market.

Finally, our third growth pillar is to enhance operational and financial efficiency to scale effectively and sustainably. This includes prioritizing the infrastructure and technology investments that best serve our diverse customer base, as well as generating incremental revenue and growth with a lower cost profile. Additionally, we continue to evaluate strategic acquisitions and partnerships that align with our growth objectives and expand our product offerings.

We believe these combined efforts will strengthen our ability to retain and grow within our existing customer base, while also attracting new customers.

Growing Customer Base

As of January 31, 2025, we had a total of nearly 1.7 million customers, including over 260,000 small and medium-sized businesses (“SMBs”), mid-market companies, and large enterprise customers served by our direct sales force. We had a total of over 1.5 million customers and approximately 242,000 customers served by our direct sales force as of January 31, 2024.

We define enterprise customers as companies generally included in the Global 2000. We define mid-market customers as companies outside the Global 2000 that have more than 250 employees, and define SMBs as companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define very small businesses (“VSBs”) as companies with fewer than 10 employees. VSBs are our most numerous group of customers, and we typically serve them through digital and self-service resources outside of our direct sales channels. We refer to total customers as all enterprises, mid-market, SMBs, and VSBs.
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

Docusign, Inc. | 2025 Form 10-K | 43

Increasing International Revenue

Our international revenue represented 28%, 26% and 25% of our total revenue in each of the years ended January 31, 2025, 2024, and 2023.

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

Docusign, Inc. | 2025 Form 10-K | 44

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

Docusign, Inc. | 2025 Form 10-K | 45

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

Interest Expense

In fiscal 2023 and 2024, interest expense consisted primarily of contractual interest expense and amortization of debt issuance costs on our Convertible Senior Notes due 2023 (the “2023 Notes”) and our Convertible Senior Notes due 2024 (the “2024 Notes”). The 2023 Notes and the 2024 Notes (collectively, the “Notes”) were extinguished during fiscal 2024. In fiscal 2025, interest expense consisted primarily of commitment fees on the undrawn balance of our revolving credit facility and the amortization of the associated issuance costs.

Interest Income and Other Income, Net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, changes in fair value of our strategic investments and foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

Our income tax benefit consisted primarily of the release of a valuation allowance related to our U.S. deferred tax assets. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of January 31, 2025, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability, which is objective and verifiable, and taking into account anticipated future earnings, we have concluded it is more likely than not that we will realize our U.S. federal and U.S. states deferred tax assets, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. We continue to maintain a valuation allowance against these deferred tax assets as they have not met the “more likely than not” realization criterion.
Docusign, Inc. | 2025 Form 10-K | 46

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Year Ended January 31,
(in thousands)	2025	As % of Revenue	2024	As % of Revenue
Revenue:
Subscription	$2,901,309	97%	$2,686,708	97%
Professional services and other	75,430	3	75,174	3
Total revenue	2,976,739	100	2,761,882	100
Cost of revenue:
Subscription	532,445	18	459,905	17
Professional services and other	89,214	3	112,716	4
Total cost of revenue	621,659	21	572,621	21
Gross profit	2,355,080	79	2,189,261	79
Operating expenses:
Sales and marketing	1,160,993	39	1,168,137	42
Research and development	588,455	20	539,488	20
General and administrative	375,983	12	419,621	15
Restructuring and other related charges	29,721	1	30,381	1
Total operating expenses	2,155,152	72	2,157,627	78
Income from operations	199,928	7	31,634	1
Interest expense	(1,550)	—	(6,844)	—
Interest income and other income, net	49,563	1	68,889	2
Income before provision for (benefit from) income taxes	247,941	8	93,679	3
Provision for (benefit from) income taxes	(819,944)	(28)	19,699	—
Net income	$1,067,885	36%	$73,980	3%

For a comparison of our results of operations for the fiscal years ended January 31, 2024 and 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 21, 2024.

Revenue

	Year Ended January 31,				2025 vs 2024
(in thousands)	2025	As % of Revenue	2024	As % of Revenue
Revenue:
Subscription	$2,901,309	97%	$2,686,708	97%	8%
Professional services and other	75,430	3	75,174	3	—%
Total revenue	$2,976,739	100%	$2,761,882	100%	8%

Subscription revenue increased $214.6 million, or 8%, in the year ended January 31, 2025. The increase was due to the expansion of revenue from existing customers, primarily within our commercial and enterprise segments and the addition of new customers, primarily from our digital channel. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.
Docusign, Inc. | 2025 Form 10-K | 47

Cost of Revenue and Gross Margin

	Year Ended January 31,		2025 vs 2024
(in thousands)	2025	2024
Cost of revenue:
Subscription	$532,445	$459,905	16%
Professional services and other	89,214	112,716	(21)%
Total cost of revenue	$621,659	$572,621	9%
Gross margin:
Subscription	82%	83%	(1)	pts
Professional services and other	(18)%	(50)%	32	pts
Total gross margin	79%	79%	—	pts

Cost of subscription revenue increased $72.5 million, or 16%, in the year ended January 31, 2025, primarily driven by higher costs to support our growing customer base. Increases primarily consisted of:

•$42.1 million in information technology costs, including a $33.8 million increase in hosting costs as we transition from co-located data centers to public cloud infrastructure to support future growth;
•$18.0 million in personnel costs and $6.7 million in stock-based compensation expense due to higher headcount; and
•$7.9 million in depreciation and amortization of our capitalized software projects and technology acquired in the Lexion acquisition.

Cost of professional services revenue decreased by $23.5 million, or 21%, in the year ended January 31, 2025, primarily driven by lower headcount resulting in lower personnel costs and stock-based compensation expense. In the year ended January 31, 2025, stock-based compensation expense decreased by $9.7 million, and personnel costs decreased by $7.7 million.

Sales and Marketing

	Year Ended January 31,		2025 vs 2024
(in thousands)	2025	2024
Sales and marketing	$1,160,993	$1,168,137	(1)%
Percentage of revenue	39%	42%

Sales and marketing expenses decreased $7.1 million, or 1%, in the year ended January 31, 2025, primarily due to a decrease in marketing and advertising costs due to shifts in line with our go-to-market strategy. Main drivers primarily consisted of:

•$12.4 million decrease in marketing and advertising costs, including a reduction in paid search, in line with cost efficiency measures; partially offset by
•$9.0 million increase in depreciation on our capitalized software projects.

Research and Development

	Year Ended January 31,		2025 vs 2024
(in thousands)	2025	2024
Research and development	$588,455	$539,488	9%
Percentage of revenue	20%	20%

Research and development expenses increased $49.0 million, or 9%, in the year ended January 31, 2025, primarily due to investments in our workforce and product innovation. Increases primarily consisted of:

•$23.6 million in personnel costs due to higher headcount, including the Lexion acquisition; and
•$20.0 million in stock-based compensation expense due to annual merit increases, and higher headcount, offset partially by lower executive costs.
Docusign, Inc. | 2025 Form 10-K | 48

General and Administrative

	Year Ended January 31,		2025 vs 2024
(in thousands)	2025	2024
General and administrative	$375,983	$419,621	(10)%
Percentage of revenue	12%	15%

General and administrative expenses decreased $43.6 million, or 10%, in the year ended January 31, 2025. Decreases primarily consisted of:

•$23.9 million in professional fees and related expenses, including the receipt of insurance reimbursements for defense costs and the release of litigation related accruals in the current year; and
•$22.1 million in stock-based compensation expense mainly due to executive transitions that occurred in fiscal 2024 and lower headcount.

Other Income and Expense

	Year Ended January 31,		2025 vs 2024
(in thousands)	2025	2024
Interest expense	$(1,550)	$(6,844)	(77)%
Percentage of revenue	—%	—%

Interest income and other income, net	$49,563	$68,889	(28)%
Percentage of revenue	1%	2%

Interest income and other income, net decreased by $19.3 million in the year ended January 31, 2025. Decreases primarily consisted of $13.1 million decrease in interest income due to lower average investment balances.

Provision for (benefit from) Income Taxes

	Year Ended January 31,		2025 vs 2024
(in thousands)	2025	2024
Provision for (benefit from) income taxes	$(819,944)	$19,699	(4,262)%
Percentage of revenue	(28)%	—%

The change in income tax benefit for the year ended January 31, 2025 was primarily due to the release of $837.3 million of valuation allowance related to U.S. federal and certain state deferred tax assets.
Docusign, Inc. | 2025 Form 10-K | 49

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of January 31, 2025, we had $963.5 million in cash and cash equivalents and short-term investments. We also had $134.1 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services, and we have additional borrowing capacity available from our credit facility.

In January 2021 we entered into a $500.0 million credit facility, as amended in May 2023, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility is available until January 11, 2026 to optimize our capital structure and strengthen our balance sheet. As of January 31, 2025, there were no outstanding borrowings under the credit facility, and we were in compliance with related covenants.

We believe that our sources of liquidity, including our cash, cash equivalents and investments, and expected future operating cash flows, and borrowing capacity available to us from our credit facility, are adequate to meet our potential cash commitments as well as meet our working capital and capital expenditure needs for the foreseeable future, including upcoming maturities of our contractual obligations over the next 12 months.

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

Our principal contractual obligations and commitments consist of obligations under operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 9 and Note 10 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

In addition to our contractual commitments, our board of directors has authorized a stock repurchase program, which commenced in March 2022. During the year ended January 31, 2025, we repurchased 11.0 million shares of common stock for $685.0 million through our stock repurchase program. Included in the repurchase amount is the 1% excise tax as a result of the IRA. The program has no minimum purchase and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. We expect that our existing sources of liquidity, including our existing cash, cash equivalents and investments, expected future operating cash flows, and borrowing capacity of our credit facility, will finance the repurchase of common stock at management’s discretion. The timing and amount of any repurchases of common stock will be determined by management based on its evaluation of market conditions and other factors.

Docusign, Inc. | 2025 Form 10-K | 50

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$1,017,272	$979,526
Investing activities	(312,876)	44,612
Financing activities	(838,791)	(946,039)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(7,550)	199
Net change in cash, cash equivalents and restricted cash	$(141,945)	$78,298

Cash Flows from Operating Activities

Cash provided by operating activities was $1.0 billion for the year ended January 31, 2025. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include the payment of employee salaries and benefits, including the payment of termination benefits under the restructuring plan authorized in fiscal 2025 (the “2025 Restructuring Plan”), in addition to vendor payments. Additionally, in connection with the acquisition of Lexion, we agreed to pay $19.1 million in deferred compensation for key employees, which we paid into an escrow account.

Cash provided by operating activities was $979.5 million for the year ended January 31, 2024. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income due to favorable interest rates. Our primary uses of cash include the payment of employee salaries and benefits, including the payment of termination benefits under the restructuring plan authorized during fiscal 2024 (the “2024 Restructuring Plan”), in addition to vendor payments.

Cash Flows from Investing Activities

For the year ended January 31, 2025, net cash used in investing activities of $312.9 million was primarily driven by the acquisition of Lexion, which totaled $143.6 million, net of acquired cash. Additionally, net purchases of marketable securities were $70.9 million, and purchases of property and equipment were $97.0 million as we continued to support operations at our data centers and invest in capitalized software development projects.

For the year ended January 31, 2024, net cash provided by investing activities of $44.6 million was primarily driven by $137.6 million net maturities of marketable securities. These inflows were partially offset by purchases of property and equipment of $92.4 million as we continued to support operations at our data centers and invest in capitalized software development projects.

Cash Flows from Financing Activities

For the year ended January 31, 2025, net cash used in financing activities of $838.8 million was primarily driven by $683.5 million to repurchase 11.0 million shares of common stock through our stock repurchase program and $155.3 million payments for tax withholding on share settlements, net of proceeds associated with our equity plans.

For the year ended January 31, 2024, net cash used in financing activities of $946.0 million was primarily driven by the maturity of the Notes, our stock repurchase program, and payments related to our equity plans. We fully repaid the 2023 Notes and 2024 Notes during fiscal 2024 for $727.0 million. We also used $145.5 million to repurchase 3.1 million shares of common stock through our stock repurchase program. In addition, we made $97.2 million payments for tax withholding on share settlements, net of proceeds associated with our equity plans. These cash outflows were partially offset by $23.7 million received in connection with the settlement of capped call transactions in relation to our 2023 Notes.

Docusign, Inc. | 2025 Form 10-K | 51

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

Revenue Recognition

We recognize revenue from contracts with customers using the five-step method described in Note 1 to the consolidated financial statements. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if we determine that the contracts are negotiated as a package with a single commercial objective; the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or the services promised in the contracts are a single performance obligation.

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

From time to time, we grant RSUs that also include performance-based or market-based conditions. The fair value of RSUs, including those granted with a performance condition, is estimated on the date of grant based on the fair value of our underlying common stock. For RSUs with a performance condition, we assess the probability that such performance conditions will be met or achieved every reporting period. For RSUs granted with a market condition, we use a Monte Carlo option-pricing model to determine the fair value of the RSUs. The fair value of stock options and ESPP purchase rights is estimated on the date of grant using a Black-Scholes option pricing model.

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
Docusign, Inc. | 2025 Form 10-K | 52

subsequent periods if actual forfeitures differ from those estimates. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Valuation of Acquired Intangible Assets in Business Combinations

At the acquisition date, we make significant estimates and assumptions when we determine the fair value of acquired assets and liabilities, especially with respect to acquired intangible assets. Key assumptions include, but are not limited to, time and resources required to recreate the assets acquired. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on information obtained from the management of the acquired companies, our assessment of the information, and historical experience. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. During the measurement period of up to one year, from the acquisition date, based on new information obtained that relates to the facts and circumstances that existed as of the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. We record adjustments identified, if any, subsequent to the end of the measurement period in our consolidated statement of operations.

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

We regularly assess the need for a valuation allowance against our deferred tax assets. In making this assessment, we weigh both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations, to determine whether it is more likely than not that a deferred tax asset will be realized. This assessment requires significant judgement and is performed for each jurisdiction in which we operate. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

Docusign, Inc. | 2025 Form 10-K | 53

Non-GAAP Financial Measures and Other Key Metrics

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, acquisition-related expenses, fair value adjustments to strategic investments, executive transition costs, lease-related impairment and lease-related charges, restructuring and other related charges, as these costs are not reflective of ongoing operations, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For each of the years ended January 31, 2025, 2024 and 2023, we have determined the projected non-GAAP tax rate to be 20%.

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

Docusign, Inc. | 2025 Form 10-K | 54

Reconciliation of gross profit (loss) and gross margin:

	Year Ended January 31,
(in thousands)	2025	2024	2023
GAAP gross profit	$2,355,080	$2,189,261	$1,979,827
Add: Stock-based compensation	76,987	79,996	72,674
Add: Amortization of acquisition-related intangibles	12,267	8,857	9,613
Add: Employer payroll tax on employee stock transactions	3,909	2,262	2,184
Add: Lease-related impairment and lease-related charges	—	721	1,090
Non-GAAP gross profit	$2,448,243	$2,281,097	$2,065,388
GAAP gross margin	79.1%	79.3%	78.7%
Non-GAAP adjustments	3.1%	3.3%	3.4%
Non-GAAP gross margin	82.2%	82.6%	82.1%

GAAP subscription gross profit	$2,368,864	$2,226,803	$2,016,100
Add: Stock-based compensation	58,348	51,660	46,916
Add: Amortization of acquisition-related intangibles	12,267	8,857	9,613
Add: Employer payroll tax on employee stock transactions	2,882	1,464	1,393
Add: Lease-related impairment and lease-related charges	—	505	447
Non-GAAP subscription gross profit	$2,442,361	$2,289,289	$2,074,469
GAAP subscription gross margin	81.6%	82.9%	82.6%
Non-GAAP adjustments	2.6%	2.3%	2.3%
Non-GAAP subscription gross margin	84.2%	85.2%	84.9%

GAAP professional services and other gross loss	$(13,784)	$(37,542)	$(36,273)
Add: Stock-based compensation	18,639	28,336	25,758
Add: Employer payroll tax on employee stock transactions	1,027	798	791
Add: Lease-related impairment and lease-related charges	—	216	643
Non-GAAP professional services and other gross income (loss)	$5,882	$(8,192)	$(9,081)
GAAP professional services and other gross margin	(18.3)%	(49.9)%	(49.2)%
Non-GAAP adjustments	26.1%	39.0%	36.9%
Non-GAAP professional services and other gross margin	7.8%	(10.9)%	(12.3)%

Docusign, Inc. | 2025 Form 10-K | 55

Reconciliation of income (loss) from operations and operating margin:

	Year Ended January 31,
(in thousands)	2025	2024	2023
GAAP income (loss) from operations	$199,928	$31,634	$(88,031)
Add: Stock-based compensation	605,499	611,835	533,100
Add: Amortization of acquisition-related intangibles	24,717	19,375	20,706
Add: Employer payroll tax on employee stock transactions	21,793	13,682	12,921
Add: Acquisition-related expenses	4,340	—	—
Add: Restructuring and other related charges	29,721	30,381	28,335
Add: Lease-related impairment and lease-related charges	—	4,460	7,181
Add: Executive transition costs	—	—	2,634
Non-GAAP income from operations	$885,998	$711,367	$516,846
GAAP operating margin	6.7%	1.1%	(3.5)%
Non-GAAP adjustments	23.1%	24.7%	24.0%
Non-GAAP operating margin	29.8%	25.8%	20.5%

Reconciliation of net income (loss):

	Year Ended January 31,
(in thousands)	2025	2024	2023
GAAP net income (loss)	$1,067,885	$73,980	$(97,454)
Add: Stock-based compensation	605,499	611,835	533,100
Add: Amortization of acquisition-related intangibles	24,717	19,375	20,706
Add: Employer payroll tax on employee stock transactions	21,793	13,682	12,921
Add: Acquisition-related expenses	4,340	—	—
Add: Restructuring and other related charges	29,721	30,381	28,335
Add: Amortization of debt discount and issuance costs	—	5,175	4,970
Add: Fair value adjustments to strategic investments	—	22	3,689
Add: Lease-related impairment and lease-related charges	—	4,460	7,181
Add: Executive transition costs	—	—	2,634
Add: Income tax and other tax adjustments	(1,006,746)	(136,023)	(97,158)
Non-GAAP net income	$747,209	$622,887	$418,924

Computation of free cash flow:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$1,017,272	$979,526	$506,759
Less: Purchases of property and equipment	(96,988)	(92,391)	(77,654)
Non-GAAP free cash flow	$920,284	$887,135	$429,105
Net cash provided by (used in) investing activities	$(312,876)	$44,612	$(191,197)
Net cash used in financing activities	$(838,791)	$(946,039)	$(98,256)

Docusign, Inc. | 2025 Form 10-K | 56

Computation of billings:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Revenue	$2,976,739	$2,761,882	$2,515,915
Add: Contract liabilities and refund liability, end of period	1,479,266	1,343,792	1,191,269
Less: Contract liabilities and refund liability, beginning of period	(1,343,792)	(1,191,269)	(1,049,106)
Add: Contract assets and unbilled accounts receivable, beginning of period	20,189	16,615	18,273
Less: Contract assets and unbilled accounts receivable, end of period	(17,825)	(20,189)	(16,615)
Add: Contract assets and unbilled accounts receivable contributed by acquisitions	53	—	—
Less: Contract liabilities and refund liability contributed by acquisitions	(5,071)	—	—
Non-GAAP billings	$3,109,559	$2,910,831	$2,659,736

Docusign, Inc. | 2025 Form 10-K | 57

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of January 31, 2025, we had cash, cash equivalents and investments totaling $1.1 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.9 million decrease of the fair value of our investment portfolio as of January 31, 2025. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Additionally, our revolving credit facility, which is undrawn as of January 31, 2025, can be borrowed based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

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
Docusign, Inc. | 2025 Form 10-K | 58

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Docusign, Inc. | 2025 Form 10-K | 59

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Docusign, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Docusign, Inc. and its subsidiaries (the "Company") as of January 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Docusign, Inc. | 2025 Form 10-K | 60

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

Revenue Recognition - Identifying and Evaluating Terms and Conditions in Contracts

As described in Note 1 to the consolidated financial statements, revenue recognition is determined by management through the following steps: (i) identification of the contract, or contracts, with the customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation in the contract; and (v) recognition of the revenue when, or as, the Company satisfies a performance obligation. Management applies significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended January 31, 2025, the Company’s revenue was $2.98 billion.

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
March 18, 2025

We have served as the Company’s auditor since 2009, which includes periods before the Company became subject to SEC reporting requirements.

Docusign, Inc. | 2025 Form 10-K | 61

DOCUSIGN, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$648,623	$797,060
Investments—current	314,924	248,402
Accounts receivable, net of allowance for doubtful accounts of $8,828 and $5,499 as of January 31, 2025 and 2024	429,582	439,299
Contract assets—current	13,764	15,922
Prepaid expenses and other current assets	82,368	66,984
Total current assets	1,489,261	1,567,667
Investments—noncurrent	134,105	121,977
Property and equipment, net	299,370	245,173
Operating lease right-of-use assets	109,630	123,188
Goodwill	454,477	353,138
Intangible assets, net	76,388	50,905
Deferred contract acquisition costs—noncurrent	467,201	409,627
Deferred tax assets—noncurrent	840,470	2,031
Other assets—noncurrent	141,803	97,584
Total assets	$4,012,705	$2,971,290
Liabilities and Equity
Current liabilities
Accounts payable	$30,697	$19,029
Accrued expenses and other current liabilities	99,579	104,037
Accrued compensation	227,115	195,266
Contract liabilities—current	1,455,442	1,320,059
Operating lease liabilities—current	19,077	22,230
Total current liabilities	1,831,910	1,660,621
Contract liabilities—noncurrent	21,523	21,980
Operating lease liabilities—noncurrent	105,350	120,823
Deferred tax liability—noncurrent	20,596	16,795
Other liabilities—noncurrent	30,634	21,332
Total liabilities	2,010,013	1,841,551
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of January 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 202,477 shares outstanding as of January 31, 2025; 500,000 shares authorized, 205,326 shares outstanding as of January 31, 2024	20	21
Treasury stock, at cost: 30 shares as of January 31, 2025; 18 shares as of January 31, 2024	(2,871)	(2,164)
Additional paid-in capital	3,321,242	2,821,461
Accumulated other comprehensive loss	(28,376)	(19,360)
Accumulated deficit	(1,287,323)	(1,670,219)
Total stockholders’ equity	2,002,692	1,129,739
Total liabilities and equity	$4,012,705	$2,971,290

The accompanying notes are an integral part of these consolidated financial statements.
Docusign, Inc. | 2025 Form 10-K | 62

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended January 31,
(in thousands, except per share data)	2025	2024	2023
Revenue:
Subscription	$2,901,309	$2,686,708	$2,442,177
Professional services and other	75,430	75,174	73,738
Total revenue	2,976,739	2,761,882	2,515,915
Cost of revenue:
Subscription	532,445	459,905	426,077
Professional services and other	89,214	112,716	110,011
Total cost of revenue	621,659	572,621	536,088
Gross profit	2,355,080	2,189,261	1,979,827
Operating expenses:
Sales and marketing	1,160,993	1,168,137	1,242,711
Research and development	588,455	539,488	480,584
General and administrative	375,983	419,621	316,228
Restructuring and other related charges	29,721	30,381	28,335
Total operating expenses	2,155,152	2,157,627	2,067,858
Income (loss) from operations	199,928	31,634	(88,031)
Interest expense	(1,550)	(6,844)	(6,389)
Interest income and other income, net	49,563	68,889	4,539
Income (loss) before provision for income taxes	247,941	93,679	(89,881)
Provision for (benefit from) income taxes	(819,944)	19,699	7,573
Net income (loss)	$1,067,885	$73,980	$(97,454)
Net income (loss) per share attributable to common stockholders:
Basic	$5.23	$0.36	$(0.49)
Diluted	$5.08	$0.36	$(0.49)
Weighted-average shares used in computing net income (loss) per share:
Basic	204,329	204,070	200,903
Diluted	210,339	208,950	200,903

Other comprehensive income (loss):
Foreign currency translation losses, net of tax	$(9,651)	$(254)	$(15,336)
Unrealized gains (losses) on investments, net of tax	635	3,890	(2,851)
Other comprehensive income (loss)	(9,016)	3,636	(18,187)
Comprehensive income (loss)	$1,058,869	$77,616	$(115,641)

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$58,348	$51,660	$46,916
Cost of revenue—professional services and other	18,639	28,336	25,758
Sales and marketing	202,609	203,855	222,334
Research and development	204,238	184,211	149,967
General and administrative	121,665	143,773	88,125
Restructuring and other related charges	4,836	5,012	5,626

The accompanying notes are an integral part of these consolidated financial statements.
Docusign, Inc. | 2025 Form 10-K | 63

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
Docusign, Inc. | 2025 Form 10-K | 64

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2024	205,326	21	2,821,461	(2,164)	(19,360)	(1,670,219)	1,129,739
Exercise of stock options	1,301	—	22,705	—	—	—	22,705
Settlement of restricted stock units	9,275	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(3,333)	—	(215,112)	(707)	—	—	(215,819)
Employee stock purchase plan	862	—	35,314	—	—	—	35,314
Repurchases of common stock	(10,954)	(1)	—	—	—	(684,989)	(684,990)
Employee stock-based compensation	—	—	656,874	—	—	—	656,874
Net income	—	—	—	—	—	1,067,885	1,067,885
Other comprehensive loss, net	—	—	—	—	(9,016)	—	(9,016)
Balances at January 31, 2025	202,477	$20	$3,321,242	$(2,871)	$(28,376)	$(1,287,323)	$2,002,692

The accompanying notes are an integral part of these consolidated financial statements.

Docusign, Inc. | 2025 Form 10-K | 65

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,067,885	$73,980	$(97,454)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	107,804	95,062	86,255
Amortization of deferred contract acquisition and fulfillment costs	237,217	200,163	185,045
Amortization of debt discount and transaction costs	554	4,749	4,970
Non-cash operating lease costs	19,065	21,310	27,501
Stock-based compensation expense	610,335	616,847	538,726
Deferred income taxes	(839,989)	6,292	1,697
Other	6,111	(1,904)	15,723
Changes in operating assets and liabilities
Accounts receivable	2,075	71,681	(75,964)
Prepaid expenses and other current assets	(17,634)	(657)	(5,038)
Deferred contract acquisition and fulfillment costs	(302,166)	(255,159)	(232,315)
Other assets	(22,002)	(15,432)	(22,319)
Accounts payable	7,638	(4,826)	(26,440)
Accrued expenses and other liabilities	2,935	6,473	7,340
Accrued compensation	29,236	33,979	(1,781)
Contract liabilities	129,854	152,247	143,177
Operating lease liabilities	(21,646)	(25,279)	(42,364)
Net cash provided by operating activities	1,017,272	979,526	506,759
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	(143,611)	—	—
Purchases of marketable securities	(411,236)	(336,221)	(533,710)
Maturities of marketable securities	340,334	473,869	423,917
Purchases of strategic and other investments	(1,375)	(645)	(3,750)
Purchases of property and equipment	(96,988)	(92,391)	(77,654)
Net cash provided by (used in) investing activities	(312,876)	44,612	(191,197)
Cash flows from financing activities:
Repayments of convertible senior notes	—	(726,979)	(16)
Repurchases of common stock	(683,528)	(145,515)	(63,041)
Settlement of capped calls, net of related costs	—	23,688	—
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(213,282)	(144,218)	(84,403)
Proceeds from exercise of stock options	22,705	13,991	12,678
Proceeds from employee stock purchase plan	35,314	32,994	36,526
Net cash used in financing activities	(838,791)	(946,039)	(98,256)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(7,550)	199	(3,784)
Net increase (decrease) in cash, cash equivalents and restricted cash	(141,945)	78,298	213,522
Cash, cash equivalents and restricted cash at beginning of period	801,499	723,201	509,679
Cash, cash equivalents and restricted cash at end of period	$659,554	$801,499	$723,201

The accompanying notes are an integral part of these consolidated financial statements.
Docusign, Inc. | 2025 Form 10-K | 66

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended January 31,
(in thousands)	2025	2024	2023
Supplemental disclosure:
Cash paid for interest	$—	$185	$185
Cash paid for operating lease liabilities	26,500	34,845	38,873
Cash paid for income taxes	24,324	10,460	10,416
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$5,687	$2,879	$4,757
Operating lease right-of-use assets exchanged for lease obligations	5,586	3,149	63,086
Excise tax payable on net stock repurchase	1,461	—	—
Fair value of shares issued as part of the repayments of convertible senior notes	—	—	2

The accompanying notes are an integral part of these consolidated financial statements.
Docusign, Inc. | 2025 Form 10-K | 67

DOCUSIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

Docusign, Inc. (“we,” “our” or “us”) was incorporated in the State of Washington in April 2003. We merged with and into Docusign, Inc., a Delaware corporation, in March 2015.

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings - our IAM platform, the world’s leading eSignature solution, and CLM solution - allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better customer experience. For example, Docusign’s innovative IAM platform automates agreement workflows, uncovers actionable insights, and leverages AI capabilities, which enables organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include those of Docusign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our fiscal year ends on January 31. References to fiscal 2025, for example, are to the fiscal year ended January 31, 2025.

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

No customer individually accounted for more than 10% of our revenues in the years ended January 31, 2025, 2024, and 2023 or for more than 10% of our accounts receivable as of January 31, 2025 and 2024. We perform ongoing credit evaluations of our customers, do not require collateral and maintain allowances for potential credit losses on customers’ accounts using the expected loss model.

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

Docusign, Inc. | 2025 Form 10-K | 68

1. Identification of the contract, or contracts, with the customer

We consider the terms and conditions of the contract and our customary business practices in identifying our contracts. We determine we have a contract with a customer when the contract is approved, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

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

Docusign, Inc. | 2025 Form 10-K | 69

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

Docusign, Inc. | 2025 Form 10-K | 70

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

Advertising

Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in our consolidated statements of operations and comprehensive income (loss). Advertising expense was $79.0 million, $95.0 million and $128.3 million in the years ended January 31, 2025, 2024 and 2023.

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

The fair value of stock options and ESPP purchase rights is estimated on the date of grant using a Black-Scholes option-pricing model. From time to time, we grant RSUs that also include performance-based or market-based conditions. The fair value of RSUs, including those granted with a performance condition, is estimated on the date of grant based on the fair value of our underlying common stock. For RSUs granted with a market condition, we use a Monte Carlo option-pricing model to determine the fair value of the RSUs.

Compensation expense for RSUs granted with a market or a performance condition is recognized on a graded vesting basis over the requisite service period. The amount of compensation expense related to the RSUs granted with a performance condition is determined after assessing the probability of achieving requisite performance criteria.

We recognize compensation expense related to shares issued pursuant to our ESPP on a straight-line basis over the offering period of six months.

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

Docusign, Inc. | 2025 Form 10-K | 71

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

We regularly assess the need for a valuation allowance against our deferred tax assets. In making this assessment, we weigh both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations, to determine whether it is more likely than not that a deferred tax asset will be realized. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

We recognize the tax benefit of an uncertain tax position only if it is more-likely-than-not that, based on the technical merits, the position is sustainable upon examination by the taxing authority. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement with the taxing authority. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is computed by giving effect to all potential shares of common stock, including, as applicable, shares underlying our convertible senior notes, unvested stock awards, outstanding stock options, ESPP purchase rights, convertible preferred stock, and warrants to purchase common stock and convertible preferred stock, to the extent they are dilutive. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable.

For periods presented in which we have reported net losses, dilutive common shares are not assumed to have been issued as their effect would have been antidilutive. Therefore, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders.

Docusign, Inc. | 2025 Form 10-K | 72

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

As of January 31, 2025 and 2024, we held equity investments in privately-held companies totaling $14.7 million and $13.2 million that were classified in “Other assets—noncurrent” on our consolidated balance sheets.

Restricted Cash

Restricted cash consists primarily of certificates of deposits collateralizing our operating lease agreements for office space and cash withheld from employees to fund claims and program expenses related to the Voluntary Disability Plans in California.

The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of January 31, 2025, 2024, and 2023:

	January 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$648,623	$797,060	$721,895
Restricted cash included in prepaid expense and other current assets	952	1,332	37
Restricted cash included in other assets - noncurrent	9,979	3,107	1,269
Total cash, cash equivalents, and restricted cash	$659,554	$801,499	$723,201

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
Docusign, Inc. | 2025 Form 10-K | 73

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

Level 3
Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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

Accounts Receivable and Credit Losses

Accounts receivable primarily consist of amounts billed currently due from customers. Our accounts receivable are subject to collection risk. Gross accounts receivable are reduced for this risk by an allowance for credit losses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. Our allowance for credit losses includes balances that are specifically identified for adequacy based on a regular evaluation of such factors as age of the receivable balance, current economic conditions, credit quality of the customer, and past collection experience. We also include an allowance for credit losses, based on historical experience, which is recorded in the period in which we invoice our customers. We do not have any off-balance-sheet credit exposure related to our customers.

We do not typically offer right of refund in our contracts and do not require collateral from our customers. Changes in the allowance for credit losses were not material in all periods presented.

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
Docusign, Inc. | 2025 Form 10-K | 74

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

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have one operating segment and one reporting unit. We performed a qualitative assessment for the year ended January 31, 2025, and concluded that it is more likely than not that the fair value of the reporting unit significantly exceeds its carrying value. There was no impairment of goodwill recorded in the years ended January 31, 2024 and 2023.

Intangible Assets

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. The estimated useful lives of intangible assets, estimated based on our expected period of benefit, are as follows:

Estimated Useful Life
Existing technology	3 - 5 years
Customer contracts & related relationships	5 - 10 years
Other(1)	1 - 5 years
(1)Includes certifications as well as tradenames and trademarks

We evaluate the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset group may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. There was no impairment of long-lived assets recognized in all periods presented.

Docusign, Inc. | 2025 Form 10-K | 75

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

We also capitalize qualifying implementation costs under cloud computing arrangements (“CCA”). Capitalization of such costs ceases once the software of the hosting arrangement is ready for its intended use. The CCA implementation costs balance was $83.6 million and $64.8 million as of January 31, 2025 and 2024, and is included in “Other assets—noncurrent” on our consolidated balance sheets and amortized on a straight-line basis over the term of the associated hosting arrangement.

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

Management’s estimates of fair value are based upon assumptions, including, in the case of acquired intangible assets, the time and resources required to recreate the assets acquired. The assumptions are based in part on information obtained from the management of the acquired companies, our assessment of the information, and historical experience. Our estimates of fair value based upon such assumptions are believed to be reasonable, but are inherently uncertain. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive income (loss).

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
Docusign, Inc. | 2025 Form 10-K | 76

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

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances disclosures required for operating segments. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. Refer to Note 16 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" (“ASU 2024-03”), which requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. ASU 2024-03 is effective for annual filings for our fiscal year beginning February 1, 2027, and interim filings for the fiscal year beginning February 1, 2028, and can be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2024-03 on our financial statements.

Docusign, Inc. | 2025 Form 10-K | 77

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 97% of our revenue in each of the years ended January 31, 2025, 2024 and 2023.

Performance Obligations

As of January 31, 2025, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.4 billion. We expect to recognize 55% of the transaction price allocated to remaining performance obligations within the 12 months following January 31, 2025 in our consolidated statement of operations and comprehensive income (loss).

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $13.8 million and $15.9 million as of January 31, 2025 and 2024. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the years ended January 31, 2025, 2024 and 2023, we recognized revenue of $1.3 billion, $1.2 billion and $1.0 billion that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Docusign, Inc. | 2025 Form 10-K | 78

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	January 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$183,885	$—	$—	$183,885
Level 2:
Available-for-sale securities
Commercial paper	31,367	12	(8)	31,371
Corporate notes and bonds	399,034	522	(378)	399,178
U.S. governmental securities	18,500	1	(21)	18,480
Level 2 total	448,901	535	(407)	449,029

Total	$632,786	$535	$(407)	$632,914

	January 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$298,517	$—	$—	$298,517
Level 2:
Cash equivalents(1)
Commercial paper	43,845	—	(9)	43,836
U.S. government agency securities	9,968	—	(1)	9,967
Available-for-sale securities
Commercial paper	42,958	2	(25)	42,935
Corporate notes and bonds	299,166	262	(670)	298,758
U.S. governmental securities	28,752	—	(66)	28,686
Level 2 total	424,689	264	(771)	424,182

Total	$723,206	$264	$(771)	$722,699
(1)Included in "cash and cash equivalents" in our consolidated balance sheets as of January 31, 2025 and 2024, in addition to cash of $464.7 million and $444.8 million

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of our available-for-sale securities as of January 31, 2025, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$314,924
Due in one to two years	134,105
$449,029

Docusign, Inc. | 2025 Form 10-K | 79

As of January 31, 2025 and 2024, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of January 31, 2025 and 2024.

Strategic Investments

As of January 31, 2025 and 2024, we held equity investments in privately-held companies totaling $14.7 million and $13.2 million. The carrying value of strategic investments is adjusted to fair value on a non-recurring basis for observable transactions of identical or similar investments of the same issuer or for impairment. Strategic investments measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because nonrecurring fair value measurements may include observable and unobservable inputs. During the year ended January 31, 2023, the value of these investments decreased $3.7 million, net.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	January 31,
(in thousands)	2025	2024
Computer and network equipment	$133,486	$142,241
Software, including capitalized software development costs	278,918	168,584
Furniture and office equipment	20,360	18,196
Leasehold improvements	64,012	58,230
	496,776	387,251
Less: Accumulated depreciation	(303,676)	(244,270)
	193,100	142,981
Work in progress	106,270	102,192
	$299,370	$245,173

Depreciation and amortization expenses associated with property and equipment was $83.1 million, $75.7 million and $65.5 million in the years ended January 31, 2025, 2024 and 2023. This included amortization expense related to capitalized internally-developed software costs of $55.2 million, $35.1 million and $19.7 million in the respective years.

We capitalized $114.7 million, $95.3 million and $66.1 million of internally developed software costs, including $38.9 million, $30.8 million and $19.2 million of capitalized stock-based compensation in the years ended January 31, 2025, 2024 and 2023, respectively.

Docusign, Inc. | 2025 Form 10-K | 80

Note 5. Acquisitions

Acquisition of DocuSmart, Inc. d/b/a Lexion

On May 31, 2024 (“Acquisition Date”), we acquired 100% of the outstanding equity interests of DocuSmart, Inc. (“Lexion”), an AI-powered contract management platform which features intelligent contract repository and agreement workflow automation and reporting. We are integrating Lexion’s technology and capabilities comprehensively across Docusign solutions, including advanced document understanding for contract reviews, negotiations, insights and analysis, to better enable organizations to create, commit to, and manage agreements. The results of Lexion’s operations have been included in the accompanying consolidated financial statements since the Acquisition Date.

The acquisition purchase consideration totaled $154.0 million and was paid in cash. We paid $17.4 million of the consideration to an escrow account held for 18 months by a third party for post-closing indemnification obligations.

We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the Acquisition Date. Fair values were determined using the replacement cost method. Excess purchase price consideration was recorded as goodwill and is primarily attributable to the assembled workforce and expanded market opportunities when integrating Lexion’s intelligent contract repository and agreement workflow automation capabilities within Docusign’s IAM platform. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K. We continue to collect information with regards to our estimates and assumptions, including potential liabilities, contingencies, and the allocation of the purchase price. We will record adjustments to the fair value of the net assets acquired, liabilities assumed and goodwill within the measurement period, if necessary.

The following table summarizes preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

(in thousands)	As Adjusted
Cash and cash equivalents	$10,409
Accounts receivable, net	1,741
Goodwill	102,152
Intangible assets, net	50,200
Contract liabilities — current	(5,071)
Deferred tax liability	(4,661)
Accrued expenses and other current liabilities	(750)
Total purchase consideration	$154,020

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

We granted certain continuing employees and founders of Lexion RSUs with an aggregate grant date fair value of $34.8 million that are being accounted for as a post-acquisition compensation expense over the vesting period.

During the year ended January 31, 2025, we incurred acquisition related expenses of $4.3 million which are recognized within general and administrative expenses in the consolidated statement of operations.
Docusign, Inc. | 2025 Form 10-K | 81

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on February 1, 2023. It includes pro forma adjustments related to the amortization of acquired intangible assets, share-based compensation expense, deferred compensation, and transaction related expenses. The impact of pro forma adjustments during the year ended January 31, 2025 is not material. For the purpose of computing the pro forma tax effects of the acquisition, we applied the historical annual effective tax rate for the year ended January 31, 2024 to the combined entity results. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on February 1, 2023, or of future results of operations:

Year Ended January 31,
(in thousands) (unaudited)	2024
Net income	$37,199

Docusign, Inc. | 2025 Form 10-K | 82

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2023	$353,619
Foreign currency translation	(481)
Balance at January 31, 2024	353,138
Additions—Lexion	102,152
Foreign currency translation	(813)
Balance at January 31, 2025	$454,477

Intangible assets consisted of the following:

	As of January 31, 2025				As of January 31, 2024
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	4.0	$104,694	$(76,644)	$28,050	$76,194	$(65,777)	$10,417
Customer contracts & related relationships	4.9	124,112	(67,127)	56,985	110,082	(60,947)	49,135
Other	0.0	7,516	(7,516)	—	22,534	(22,534)	—
	4.6	$236,322	$(151,287)	85,035	$208,810	$(149,258)	59,552
Cumulative translation adjustment				(8,647)			(8,647)
Total				$76,388			$50,905

Amortization of finite-lived intangible assets was as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Cost of subscription revenue	$12,267	$8,857	$9,613
Sales and marketing	12,450	10,518	11,093
Total	$24,717	$19,375	$20,706

As of January 31, 2025, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period	Amount (in thousands)
2026	$21,535
2027	19,398
2028	16,938
2029	13,191
2030	9,063
Thereafter	4,910
Total	$85,035

Docusign, Inc. | 2025 Form 10-K | 83

Note 7. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Year Ended January 31,
(in thousands)	2025	2024
Deferred Contract Acquisition Costs
Beginning balance	$409,658	$355,389
Additions to deferred contract acquisition costs	261,088	209,353
Amortization of deferred contract acquisition costs	(197,832)	(155,807)
Cumulative translation adjustment	(5,713)	723
Ending balance	$467,201	$409,658

Deferred Contract Fulfillment Costs
Beginning balance	$22,525	$21,076
Additions to deferred contract fulfillment costs	41,078	45,806
Amortization of deferred contract fulfillment costs	(39,385)	(44,356)
Cumulative translation adjustment	(561)	(1)
Ending balance	$23,657	$22,525

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

Docusign, Inc. | 2025 Form 10-K | 84

The effective interest rate on the 2023 Notes was 5.9%. The effective interest rate on the 2024 Notes was 3.8%. Interest expense recognized related to the Notes was as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Contractual interest expense	$—	$425	$185
Amortization of transaction costs	—	4,197	4,415
Total	$—	$4,622	$4,600
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

The facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2025. As of January 31, 2025, there were no outstanding borrowings under the revolving credit facility. The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

Docusign, Inc. | 2025 Form 10-K | 85

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

Operating lease expense for the years ended January 31, 2025, 2024 and 2023 was $25.6 million, $28.5 million and $33.2 million.

Future lease payments under operating leases as of January 31, 2025, were as follows:

Fiscal Period:	Amount (in thousands)
2026	$24,480
2027	22,357
2028	18,010
2029	15,494
2030	14,968
Thereafter	54,223
Total undiscounted cash flows	$149,532
Less: imputed interest	(25,105)
Present value of lease liabilities	$124,427

The weighted average remaining lease terms as of January 31, 2025 and 2024 were 7.5 years and 8.1 years. The discount rates for operating leases as of January 31, 2025 and 2024 were 4.8% and 4.7%.

Note 10. Commitments and Contingencies

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of January 31, 2025, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2026	$38,504
2027	23,732
2028	9,448
2029	1,838
2030	484
Thereafter	—
Total	$74,006

We entered into agreements, which include minimum commitments, with public cloud computing service providers. As of January 31, 2025, our remaining minimum commitments under these agreements are $11.1 million through fiscal 2027 and $51.8 million through fiscal 2028, which are excluded from the table above.

Docusign, Inc. | 2025 Form 10-K | 86

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of January 31, 2025 and 2024. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

Eight putative shareholder derivative cases have been filed containing allegations based on or similar to those in the securities class action. The cases were filed on May 17, 2022, in the U.S. District Court for the District of Delaware, captioned Pottetti v. Springer, et al., Case No. 1:22-cv-00652; on May 19, 2022 in the U.S. District Court for the Northern District of California, captioned Lapin v. Springer, et al., Case No. 3:22-cv-02980; on May 20, 2022, in the U.S. District Court for the Northern District of California, captioned Votto v. Springer, et al., Case No. 3:22-cv-02987; on September 20, 2022 in the U.S. District Court for the Northern District of California, captioned Fox v. Springer, et al., Case No. 3:22-cv-05343; on March 7, 2024 in the Delaware Court of Chancery, captioned Roy v. Alhadeff, et al., Case No. C.A. 2024-0223-PAF; on April 9, 2024, in the U.S. District Court for the Northern District of California, captioned Alexander v. Springer, et al., Case No. 3:24-cv-02139; on April 11, 2024, in the Delaware Court of Chancery, captioned Ingrao v. Beer, et al., Case No. C.A. 2024-0382-PAF; and on May 28, 2024, in the Delaware Court of Chancery, captioned Jordan v. Springer, et al., Case No. C.A. 2024-0564-PAF. Each case is allegedly brought on the Company’s behalf. The suits name the Company as a nominal defendant and, depending on the particular case, the members of our board of directors or, in certain instances, then-current or former officers, as defendants. While the complaints vary, they are based largely on the same underlying allegations as the securities class action suit described above, as well
Docusign, Inc. | 2025 Form 10-K | 87

as, in certain instances, alleged insider trading. Collectively, these lawsuits purport to assert claims for, among other things, breach of fiduciary duty, aiding and abetting such breach, corporate waste, gross mismanagement, unjust enrichment, and under Sections 10(b) and 21D of the Securities Exchange Act of 1934. The complaints seek to recover unspecified damages and other relief on the Company’s behalf. By court order dated July 19, 2022, the first two cases in the Northern District of California (Lapin and Votto) have been consolidated and stayed in light of the securities class action and no response to the complaints in the action will be due unless and until the stay is lifted. The third case in the Northern District of California (Fox) was related to the other derivative suits and assigned to the same judge, and was similarly stayed by order of the court on December 2, 2022. The most recent case in the Northern District of California (Alexander) was also related to the other derivative suits and assigned to the same judge, and subsequently consolidated with Lapin and Votto and stayed by order of the court on May 8, 2024. The Delaware suit (Pottetti) was voluntarily dismissed on September 1, 2022, and then re-filed in the Delaware Court of Chancery on September 22, 2022, under the caption Pottetti v. Springer, et al., Case No. C.A. 2022-0852-PAF. The Delaware Court of Chancery issued an order on September 30, 2022 staying the action in light of the securities class action. On May 28, 2024, plaintiff filed a notice seeking to voluntarily dismiss the Delaware Court of Chancery Pottetti action. On June 14, 2024, the plaintiff in Pottetti moved to voluntarily dismiss that action and the Court granted the dismissal on June 17, 2024. On September 30, 2024, the newly filed suits (Roy, Ingrao, and Jordan) were consolidated and stayed in light of the securities class action, such that no response to the complaints would be due unless and until the stay is lifted.

Docusign Civil Litigation

On January 26, 2023, Docusign’s former Chief Executive Officer, Daniel Springer, delivered a demand for arbitration before JAMS, a private alternative dispute resolution firm, captioned Daniel D. Springer v. Docusign, Inc. and Mary Agnes Wilderotter. The demand alleged that Mr. Springer was wrongfully terminated as CEO; asserted related claims against Docusign and Ms. Wilderotter, including defamation, withholding promised compensation and breach of contract. The arbitration hearing for this case took place in March 2024.

On August 28, 2024, the arbitrator issued a final, non-appealable order which decided against Mr. Springer on all of his claims, and did not award him any relief. Docusign considers the matter closed.

Docusign, Inc. | 2025 Form 10-K | 88

Note 11. Stockholders' Equity

Common Stock Reserved for Future Issuance

We have reserved the following shares of common stock, on an as-if converted basis, for future issuance as follows:

	January 31,
(in thousands)	2025	2024
RSUs outstanding	27,268	26,965
Options issued and outstanding	83	1,385
Remaining shares available for future issuance under the Equity Incentive Plans	39,387	35,663
Remaining shares available for future issuance under the ESPP	11,819	10,628
Total shares of common stock reserved	78,557	74,641

Equity Incentive Plans

We maintain two stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”) and the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”).

Our board of directors adopted, and our stockholders approved, the 2018 Plan during the year ended January 31, 2019. The 2018 Plan went into effect in April 2018, upon the effectiveness of our IPO Registration Statement. The 2018 Plan serves as a successor to the 2011 Plan and the Amended and Restated 2003 Stock Plan (the “2003 Plan”) and provides for the grant of stock-based awards to our employees, directors and consultants. Shares available for grant under the 2011 Plan that were reserved but not issued as of the effective date of the 2018 Plan were added to the reserves of the 2018 Plan. No additional awards under the 2011 Plan or 2003 Plan have been made since the effective date of the 2018 Plan. Outstanding awards under the 2011 plan continue to be subject to the terms and conditions of the respective plan. There are no outstanding awards under the 2003 plan.

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

Shares available for grant under the 2018 Plan for the year ended January 31, 2025 was as follows:

(in thousands)	Year Ended January 31, 2025
Available at beginning of fiscal year	35,663
Awards authorized	10,266
Shares granted	(13,892)
Shares canceled/expired	4,029
Shares withheld for taxes	3,321
Available at end of fiscal year	39,387

The 2018 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2019, and ending on February 1, 2028, by 5% of the total number of shares of our capital stock outstanding on the immediately preceding January 31st (or such lesser number of shares as our board of directors or a committee of our board of directors may approve). The most recent automatic increase of 10.1 million shares occurred on February 1, 2025.

Docusign, Inc. | 2025 Form 10-K | 89

RSUs

The majority of RSUs vest upon the satisfaction of a service-based vesting condition. From time to time, we may also grant RSUs that are subject to either a performance-based or market-based vesting conditions. The performance-based conditions will be satisfied upon satisfaction of certain financial performance targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or relative total shareholder return are met. The weighted-average grant date fair value for RSUs granted during the years ended January 31, 2025, 2024 and 2023 was $60.89, $54.15 and $66.50 per share. The total grant date fair value of RSUs vested during the years ended January 31, 2025, 2024 and 2023 was $627.9 million, $631.8 million and $461.8 million.

RSU activity for the year ended January 31, 2025 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2024	26,700	$60.70
Granted	13,892	60.89
Vested	(9,296)	67.55
Canceled	(4,028)	64.83
Unvested at January 31, 2025	27,268	$57.62

As of January 31, 2025, our total unrecognized compensation cost related to RSUs was $1.2 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 2.7 years.

As of January 31, 2025, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions was $147.1 million. The number of RSUs granted or canceled included in the table above reflects shares that could be eligible to vest at 100% of target for PSUs and includes adjustments for over or under achievement for PSUs granted in prior periods.

We calculated the fair value of the RSU with market conditions using a Monte Carlo option-pricing model based on the following assumptions:

	Year Ended January 31,
	2025	2024	2023
Risk-free interest rate	3.85% - 4.41%	4.12%	3.21% - 4.42%
Expected dividend yield	—%	—%	—%
Expected life (in years)	2.8 - 3.0	3.0	1.0 - 6.7
Expected volatility	69% - 70%	71%	54% - 66%

Stock Options

There were no options granted during the years ended January 31, 2025, 2024 and 2023.

Option activity for the year ended January 31, 2025 was as follows:

(in thousands, except per share data and years)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2024, all vested and exercisable	1,385	$17.39	2.63	$60,117
Exercised	(1,301)	17.43
Canceled/expired	(1)	13.43
Outstanding at January 31, 2025, all vested and exercisable	83	$16.82	0.44	$6,187

Docusign, Inc. | 2025 Form 10-K | 90

As of January 31, 2025, there was no remaining unrecognized compensation cost related to stock option grants. The aggregate intrinsic value of options exercised during the years ended January 31, 2025, 2024 and 2023 was $73.6 million, $23.6 million and $48.1 million.

2018 Employee Stock Purchase Plan

During the year ended January 31, 2019, our board of directors adopted, and our stockholders approved the ESPP. In April 2018, the ESPP went into effect. The ESPP allows eligible employees to purchase shares of our common stock at a discounted price by accumulating funds, normally through payroll deductions, of up to 15% of their earnings. The purchase price for common stock under the ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods that begin in the first and third quarter of each year.

We calculated the fair value of the ESPP purchase right using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended January 31,
	2025	2024	2023
Risk-free interest rate	4.45% - 5.35%	4.93% - 5.59%	1.15%-4.04%
Expected dividend yield	—%	—%	—%
Expected life of purchase right (in years)	0.5	0.5	0.5
Expected volatility	32% - 41%	31% - 76%	83% - 102%

The expected term for the ESPP purchase rights is based on the duration of the offering period. Estimated volatility for ESPP purchase rights is based on the historical volatility of our common stock price. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends. Compensation expense related to the ESPP was $13.4 million, $16.0 million and $22.2 million for the years ended January 31, 2025, 2024 and 2023.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of January 31, 2025, 11.8 million shares of common stock were reserved for issuance under the ESPP.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. Subsequently, in September 2023, our board of directors authorized an increase to its existing stock repurchase program for an additional amount of up to $300.0 million of our outstanding common stock. Most recently, in May 2024, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $1.0 billion of our outstanding common stock.

The following table summarizes the share repurchase activity under our stock repurchase program:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Number of shares repurchased	10,954	3,058	1,135
Aggregate purchase price	$684,989	$145,515	$63,041

Docusign, Inc. | 2025 Form 10-K | 91

Note 12. Restructuring and Other Related Charges

2023 Restructuring Plan

During fiscal 2023, the board of directors authorized a restructuring plan (the “2023 Restructuring Plan”) in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency. As of the fourth quarter of fiscal 2023, the 2023 Restructuring Plan had been substantially completed.

2024 Restructuring Plan

During fiscal 2024, the board of directors authorized the 2024 Restructuring Plan designed to support our growth, scale and profitability objectives. As of the second quarter of fiscal 2024, the 2024 Restructuring Plan had been substantially completed.

2025 Restructuring Plan

During fiscal 2025, the board of directors authorized the 2025 Restructuring Plan designed to strengthen and support our financial and operational efficiency while continuing to invest in product and related initiatives. As of the second quarter of fiscal 2025, the 2025 Restructuring Plan had been substantially completed.

The amounts associated with our restructuring plans are recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive income (loss) as they are incurred.

For the year ended January 31, 2025, restructuring and other related charges were $29.7 million for employee termination benefits, which included stock-based compensation expense of $4.8 million.

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

The following table summarizes our restructuring liabilities during the year ended January 31, 2025:

(in thousands)	January 31, 2024	Accruals	Cash Payments	January 31, 2025
2024 Restructuring Plan
Other	$122	$—	$(122)	$—
Total	$122	$—	$(122)	$—

2025 Restructuring Plan
Employee termination benefits	$—	$24,874	$(24,796)	$78
Total	$—	$24,874	$(24,796)	$78

Docusign, Inc. | 2025 Form 10-K | 92

Note 13. Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders for periods presented:

	Year Ended January 31,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net income (loss) attributable to common stockholders, basic	$1,067,885	$73,980	$(97,454)
Add: Interest expense on convertible senior notes	—	425	—
Net income (loss) attributable to common stockholders, diluted	$1,067,885	$74,405	$(97,454)
Denominator:
Weighted-average common shares outstanding, basic	204,329	204,070	200,903
Effect of dilutive securities	6,010	4,880	—
Weighted-average common shares outstanding, diluted	210,339	208,950	200,903
Net income (loss) per share attributable to common stockholders:
Basic	$5.23	$0.36	$(0.49)
Diluted	$5.08	$0.36	$(0.49)

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	January 31,
(in thousands)	2025	2024	2023
RSUs	1,048	6,430	15,129
Stock options	—	—	2,228
ESPP	—	—	516
Convertible senior notes	—	—	2,161
Total antidilutive securities	1,048	6,430	20,034

Note 14. Employee Benefit Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In the fourth quarter of fiscal 2019, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s base salary and commissions paid during the period. During the year ended January 31, 2025, 2024 and 2023, we recognized expenses of $34.7 million, $33.2 million and $32.3 million related to matching contributions.

Docusign, Inc. | 2025 Form 10-K | 93

Note 15. Income Taxes

The domestic and foreign components of pre-tax income (loss) were as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
U.S.	$179,128	$54,551	$19,673
International	68,813	39,128	(109,554)
Income (loss) before income taxes	$247,941	$93,679	$(89,881)

The components of our income tax provision were as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Current
Federal	$4,758	$6,390	$(464)
State	7,936	2,018	1,666
Foreign	6,105	4,974	4,674
Total current	18,799	13,382	5,876

Deferred
Federal	(747,082)	21	21
State	(94,945)	2	(21)
Foreign	3,284	6,294	1,697
Total deferred	(838,743)	6,317	1,697
Provision for income taxes	$(819,944)	$19,699	$7,573

The reconciliation of the statutory federal income tax rate to our effective tax rate was as follows:

	Year Ended January 31,
(in percentage)	2025	2024	2023
U.S. statutory rate	21.0%	21.0%	21.0%
State taxes	4.0	2.4	(2.4)
Foreign tax rate differential	0.5	37.9	16.4
Foreign-derived intangible income deduction	(3.8)	(11.7)	—
Stock-based compensation	7.9	81.8	(55.1)
Change in valuation allowance	(331.7)	(102.5)	(35.5)
Dual Jurisdiction Deferred Taxes	(2.9)	36.0	39.2
Research and development credits	(17.3)	(46.0)	20.1
Other deferred adjustment	(10.7)	(1.2)	(10.7)
Other	2.3	3.3	(1.4)
Effective tax rate	(330.7)%	21.0%	(8.4)%

Docusign, Inc. | 2025 Form 10-K | 94

The significant components of net deferred tax balances were as follows:

	January 31,
(in thousands)	2025	2024
Deferred tax assets
Net operating loss carryforwards	$486,505	$570,152
Accruals and reserves	16,772	14,895
Stock-based compensation	42,949	39,320
Research and development credits	179,275	147,959
Capitalized research and development expenses	350,729	246,945
Other	54,286	53,140
Total deferred tax assets	1,130,516	1,072,411
Less: Valuation allowance	(112,847)	(934,816)
Deferred tax assets, net of valuation allowance	1,017,669	137,595
Deferred tax liabilities
Deferred contract acquisition costs	(121,678)	(100,806)
Fixed Assets and Intangible Assets	(54,137)	(26,258)
Other	(21,980)	(25,242)
Total deferred tax liabilities	(197,795)	(152,306)
Net deferred tax assets / (liabilities)	$819,874	$(14,711)

Our income tax benefit was $819.9 million for the year ended January 31, 2025. The benefit was primarily attributable to the release of valuation allowances related to U.S. federal and certain state deferred tax assets of $837.3 million. We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of January 31, 2025, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability, which is objective and verifiable, and taking into account anticipated future earnings, we have concluded it is more likely than not that we will realize our U.S. federal and U.S. states deferred tax assets, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. We continue to maintain a valuation allowance against these deferred tax assets as they have not met the “more likely than not” realization criterion.

We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant additional costs upon repatriation of such amounts.
Recognized tax benefits on total stock-based compensation expense, which are reflected in the "Provision for (benefit from) income taxes" in the consolidated statements of operations and comprehensive income (loss), were $143.0 million, $7.1 million and $3.3 million in the years ended January 31, 2025, 2024 and 2023, respectively. Our tax provision includes $16.0 million of excess tax benefits, $3.8 million tax shortfall and $2.2 million tax shortfall from stock-based compensation for the years ended January 31, 2025, 2024 and 2023, respectively.

As of January 31, 2025, we had accumulated net operating loss carryforwards of $1.8 billion for federal and $1.3 billion for state. Of the federal net operating losses, $1.8 billion is carried forward indefinitely, but utilization is limited to 80% of taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2027 and 2029, respectively. As of January 31, 2025, we also had total foreign net operating loss carryforwards of $145.4 million, which do not expire under local law.

As of January 31, 2025, we had accumulated U.S. research tax credits of $190.5 million for federal and $61.5 million for California. The U.S. federal research tax credits will begin to expire in 2039. The California research tax credits do not expire.

Docusign, Inc. | 2025 Form 10-K | 95

A reconciliation of the beginning and ending balance of total unrecognized tax benefits was as follows:

	January 31,
(in thousands)	2025	2024	2023
Unrecognized tax benefits balance at February 1	$60,744	$47,946	$46,729
Gross increase for tax positions of prior years	—	4,368	333
Gross decrease for tax positions of prior years	(307)	(156)	(1,734)
Settlements	—	—	(2,484)
Gross increase for tax positions of current year	15,109	8,586	5,102
Unrecognized tax benefits balance at January 31	$75,546	$60,744	$47,946

As of January 31, 2025, we had $75.5 million of unrecognized tax benefits, of which $60.9 million could affect the Company’s effective tax rate, if recognized. We do not expect our gross unrecognized tax benefit to change significantly within the next 12 months. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. As of January 31, 2025, accrued interest and penalties was $2.2 million.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through January 31, 2025 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are not under examination in any material jurisdictions.

The following table represents the rollforward of our valuation allowance:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Beginning balance	$934,816	$1,032,016	$999,191
Valuation allowance charged to income tax provision	(821,969)	(97,200)	32,825
Ending balance	$112,847	$934,816	$1,032,016

Docusign, Inc. | 2025 Form 10-K | 96

Note 16. Segment and Geographic Information

We operate in one operating segment and one reportable segment as we report financial information, including net income determined in accordance with U.S. GAAP among other measures, on a consolidated basis to our CODM, the Chief Executive Officer. The CODM uses consolidated financial information to make operating decisions, allocate resources, and evaluate financial performance, primarily by monitoring actual results compared to forecasted results as well as by reviewing year-over-year results and trending historical performance.

The CODM also reviews significant segment expenses for our single reportable segment. Significant segment expenses include cost of subscription revenue, cost of professional services and other revenue, sales and marketing expenses, research and development expenses, general and administrative expenses, and restructuring and other related charges, all of which are presented in our consolidated statements of operations and comprehensive income (loss). Other segment items include interest expense, interest and other income, and provision for (benefit from) income taxes, which are also presented in our consolidated statements of operations and comprehensive income (loss).

We generate revenue primarily from sales of subscriptions to access our software platform and related subscriptions of our customers. Professional services and other revenue consists of fees associated with consulting and training services from assisting customers in implementing and expanding the use of our software platform.

Segment assets are reported on the consolidated balance sheets as total assets.

Our reported measure of segment profit or loss is as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Net income (loss)	$1,067,885	$73,980	$(97,454)

The following amounts are included in our reported measure of profit or loss:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Revenues from external customers	$2,976,739	$2,761,882	$2,515,915
Depreciation and amortization	$107,804	$95,062	$86,255
Interest income	$45,516	$58,584	$14,269
Interest expense	$(1,550)	$(6,844)	$(6,389)
Provision for (benefit from) income taxes	$(819,944)	$19,699	$7,573

Revenue by geography is based on the address of the customer as specified in our master subscription agreement. Revenue by geographic area was as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
U.S.	$2,142,777	$2,032,950	$1,895,932
International	833,962	728,932	619,983
Total revenue	$2,976,739	$2,761,882	$2,515,915

No single country other than the U.S. had revenue greater than 10% of total revenue in the years ended January 31, 2025, 2024 and 2023.

Docusign, Inc. | 2025 Form 10-K | 97

Our long-lived assets by geographic area, which consist of property and equipment, net and right-of-use assets were as follows:

	January 31,
(in thousands)	2025	2024
U.S.	$335,472	$296,609
Ireland	37,294	39,899
All other countries	37,700	31,853
Total long-lived assets	$410,466	$368,361

Docusign, Inc. | 2025 Form 10-K | 98

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of January 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of January 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Docusign, Inc. | 2025 Form 10-K | 99

ITEM 9B. OTHER INFORMATION

During the three months ended January 31, 2025, none of the officers or directors of the Company entered into trading plans intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies on insider trading.

On November 26, 2024, Daniel Springer, a member of our board of directors, terminated his 10b5-1 trading plan that had been adopted on April 8, 2024 and was scheduled to expire on April 9, 2025. The adoption of this 10b5-1 trading plan occurred during an open insider trading window. The adoption and subsequent termination of the plan complied with the Company’s policies on insider trading.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Docusign, Inc. | 2025 Form 10-K | 100

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees. Our Insider Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Docusign, Inc. | 2025 Form 10-K | 101

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

3.Exhibits

See the Exhibit Index immediately following "Item 16. Form 10-K Summary."

Docusign, Inc. | 2025 Form 10-K | 102

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 11, 2024
4.1	Form of Common Stock Certificate.	S-1/A	333-223990	4.1	April 17, 2018
4.2	Credit Agreement, dated as of January 11, 2021, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and Silicon Valley Bank, and the lenders thereunder.	8-K	001-38465	99.1	January 11, 2021
4.3	First Amendment to Credit Agreement, dated as of May 26, 2023, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and First-Citizens Bank & Trust, and the lenders thereunder.	10-Q	001-38465	4.1	June 8, 2023
4.7	Description of the Registrant's Securities.	10-K	001-38465	4.8	March 31, 2021
10.1	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	8-K	001-38465	10.1	December 3, 2020
10.2#	Amended and Restated 2011 Equity Incentive Plan, as amended.	S-1	333-223990	10.2	March 28, 2018
10.3#	Form of Option Agreement and Exercise Notice under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.3	March 28, 2018
10.4#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.4	March 28, 2018
10.5#	2018 Equity Incentive Plan.	S-8	333-224577	10.6	May 1, 2018
10.6#	Form of Option Agreement and Exercise Notice under 2018 Equity Incentive Plan.	S-1	333-223990	10.6	March 28, 2018
10.7#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2018 Equity Incentive Plan.	S-1	333-223990	10.7	March 28, 2018
10.8#	2018 Employee Stock Purchase Plan.	S-8	333-224577	10.9	May 1, 2018
10.9#	Form of Performance Stock Unit Grant Notice under 2018 Equity Incentive Plan.	10-Q	001-38465	10.5	June 9, 2022
10.10	Office Lease 221 Main Street and related amendments.	S-1	333-223990	10.12	March 28, 2018
10.11	11th Amendment to Office Lease 221 Main Street.	10-K	001-38465	10.12	March 27, 2023
10.12#	Non-Employee Director Compensation Policy, amended and restated as of August 29, 2023.	10-Q	001-38465	10.1	September 7, 2023
10.13#	Offer Letter dated September 13, 2022 by and between the Registrant and Allan Thygesen.	8-K	001-38465	10.1	September 22, 2022
10.14#	Offer Letter, dated as of May 3, 2022, by and between the Registrant and James Shaughnessy.	10-Q	001-38465	10.2	June 9, 2022
10.16#	Offer Letter, dated as of January 3, 2023, by and between the Registrant and Robert Chatwani.	8-K	001-38465	10.2	March 10, 2023
10.17#	Offer Letter, dated as of April 26, 2023, by and between the Registrant and Blake Grayson.	8-K	001-38465	10.1	May 16, 2023
Docusign, Inc. | 2025 Form 10-K | 103

10.18#	Offer Letter, dated as of June 7, 2024, by and between the Registrant and Paula Hansen.	8-K	001-38465	10.2	June 25, 2024
10.19#	Form of Amended and Restated Executive Severance and Change in Control Agreement.	8-K	001-38465	10.1	January 17, 2025
10.20#	Executive Severance and Change in Control Agreement, dated as of June 10, 2024, by and between the Registrant and Paula Hansen.	8-K	001-38465	10.3	June 25, 2024
10.21#	Executive Severance and Change in Control Agreement, dates as of February 4, 2025, by and between the Registrant and Blake Grayson.			Filed herewith
19.1†	Insider Trading Policy			Filed herewith
21.1	Subsidiaries of the Registrant.			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			Filed herewith
24.1	Power of Attorney (reference is made to the signature page hereto).			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
97.1	Compensation Recovery (Clawback) Policy, adopted November 28, 2023.	10-K	001-38465	97.1	March 21, 2024
101.INS	Inline XBRL Instance Document.			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan, contract or agreement.
†
We have omitted the schedules or exhibits to this Exhibit in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.

Docusign, Inc. | 2025 Form 10-K | 104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 18, 2025

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

Docusign, Inc. | 2025 Form 10-K | 105

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Allan Thygesen	Chief Executive Officer and Director	March 18, 2025
Allan Thygesen	(Principal Executive Officer)

/s/ Blake Grayson	Chief Financial Officer	March 18, 2025
Blake Grayson	(Principal Accounting and Financial Officer)

/s/ Mary Agnes Wilderotter	Chair, Director	March 18, 2025
Mary Agnes Wilderotter

/s/ James Beer	Director	March 18, 2025
James Beer

/s/ Teresa Briggs	Director	March 18, 2025
Teresa Briggs

/s/ Cain A. Hayes	Director	March 18, 2025
Cain A. Hayes

/s/ Blake J. Irving	Director	March 18, 2025
Blake J. Irving

/s/ Anna Marrs	Director	March 18, 2025
Anna Marrs

/s/ Enrique T. Salem	Director	March 18, 2025
Enrique T. Salem

/s/ Peter Solvik	Director	March 18, 2025
Peter Solvik

/s/ Daniel D. Springer	Director	March 18, 2025
Daniel D. Springer

Docusign, Inc. | 2025 Form 10-K | 106