Form 10-Q
period 2025-04-30
DOCUSIGN, INC.
filed 2025-06-06
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-38465
______________________________________
DOCUSIGN, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware			91-2183967
(State or Other Jurisdiction of Incorporation)			(I.R.S. Employer Identification Number)

221 Main St.	Suite 800	San Francisco	California	94105
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 202,062,772 shares of common stock, par value $0.0001, outstanding as of May 30, 2025.

DOCUSIGN, INC.

Docusign, Inc. | 2026 Form 10-Q | 2

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, our product strategy and anticipated future products and capabilities, our objectives for future operations, and the impact of such assumptions on our financial condition and results of operations are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, volatile interest rates or foreign exchange rates, and market volatility on the global economy; our inability to accurately estimate our market opportunity; our ability to compete effectively in an evolving and competitive market; the impact of any interruptions or delays in performance of our technical infrastructure, or data breaches, cyberattacks or other fraudulent or malicious activity attempting to exploit our technology systems, platform or brand name; our ability to effectively sustain and manage our growth and future expenses and maintain or increase profitability; our ability to attract new customers and retain and expand our existing customer base, including our ability to attract large organizations as users; our ability to scale and update our platform to respond to customers’ needs and rapid technological change, including our ability to successfully incorporate generative artificial intelligence (“AI”) into our existing and future products and to successfully deploy them; our ability to successfully develop, launch, and sell Intelligent Agreement Management (“IAM”) solutions; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to retain our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility; our ability to realize the anticipated benefits of our stock repurchase program; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of geopolitical conflict or changes in trade policies and practices; and our ability to maintain proper and effective internal controls.

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
Docusign, Inc. | 2026 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	April 30, 2025	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$657,399	$648,623
Investments—current	291,293	314,924
Accounts receivable, net of allowance for doubtful accounts of $8,844 and $8,828 as of April 30, 2025 and January 31, 2025	307,597	429,582
Contract assets—current	9,585	13,764
Prepaid expenses and other current assets	111,204	82,368
Total current assets	1,377,078	1,489,261
Investments—noncurrent	160,139	134,105
Property and equipment, net	310,150	299,370
Operating lease right-of-use assets	115,412	109,630
Goodwill	455,276	454,477
Intangible assets, net	69,469	76,388
Deferred contract acquisition costs—noncurrent	461,969	467,201
Deferred tax assets—noncurrent	844,837	840,470
Other assets—noncurrent	153,073	141,803
Total assets	$3,947,403	$4,012,705
Liabilities and Equity
Current liabilities
Accounts payable	$24,583	$30,697
Accrued expenses and other current liabilities	101,182	99,579
Accrued compensation	170,976	227,115
Contract liabilities—current	1,422,878	1,455,442
Operating lease liabilities—current	21,815	19,077
Total current liabilities	1,741,434	1,831,910
Contract liabilities—noncurrent	24,354	21,523
Operating lease liabilities—noncurrent	111,122	105,350
Deferred tax liability—noncurrent	22,381	20,596
Other liabilities—noncurrent	33,310	30,634
Total liabilities	1,932,601	2,010,013
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of April 30, 2025 and January 31, 2025	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 202,034 shares outstanding as of April 30, 2025; 500,000 shares authorized, 202,477 shares outstanding as of January 31, 2025	20	20
Treasury stock, at cost: 34 shares as of April 30, 2025; 30 shares as of January 31, 2025	(3,192)	(2,871)
Additional paid-in capital	3,435,219	3,321,242
Accumulated other comprehensive loss	(18,171)	(28,376)
Accumulated deficit	(1,399,074)	(1,287,323)
Total stockholders’ equity	2,014,802	2,002,692
Total liabilities and equity	$3,947,403	$4,012,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2025	2024
Revenue:
Subscription	$746,202	$691,483
Professional services and other	17,452	18,157
Total revenue	763,654	709,640
Cost of revenue:
Subscription	137,343	126,602
Professional services and other	19,926	22,844
Total cost of revenue	157,269	149,446
Gross profit	606,385	560,194
Operating expenses:
Sales and marketing	296,413	281,644
Research and development	159,447	134,320
General and administrative	90,270	92,478
Restructuring and other related charges	—	29,124
Total operating expenses	546,130	537,566
Income from operations	60,255	22,628
Interest expense	(478)	(144)
Interest income and other income, net	14,013	14,109
Income before provision for income taxes	73,790	36,593
Provision for income taxes	1,703	2,833
Net income	$72,087	$33,760
Net income per share attributable to common stockholders:
Basic	$0.35	$0.16
Diluted	$0.34	$0.16
Weighted-average shares used in computing net income per share:
Basic	203,280	205,870
Diluted	212,812	209,896

Comprehensive income:
Foreign currency translation gain (loss), net of tax	$9,949	$(4,301)
Unrealized gains (losses) on investments, net of tax	256	(1,249)
Other comprehensive income (loss)	10,205	(5,550)
Comprehensive income	$82,292	$28,210

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$12,996	$14,181
Cost of revenue—professional services and other	3,908	4,702
Sales and marketing	46,085	46,271
Research and development	54,431	44,202
General and administrative	28,176	28,520
Restructuring and other related charges	—	4,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2025	202,477	$20	$3,321,242	$(2,871)	$(28,376)	$(1,287,323)	$2,002,692
Exercise of stock options	42	—	699	—	—	—	699
Settlement of restricted stock units	2,157	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(789)	—	(67,275)	(321)	—	—	(67,596)
Employee stock purchase plan	412	—	22,010	—	—	—	22,010
Repurchases of common stock	(2,265)	—	—	—	—	(183,838)	(183,838)
Employee stock-based compensation	—	—	158,543	—	—	—	158,543
Net income	—	—	—	—	—	72,087	72,087
Other comprehensive income, net	—	—	—	—	10,205	—	10,205
Balances at April 30, 2025	202,034	$20	$3,435,219	$(3,192)	$(18,171)	$(1,399,074)	$2,014,802

Balances at January 31, 2024	205,326	$21	$2,821,461	$(2,164)	$(19,360)	$(1,670,219)	$1,129,739
Exercise of stock options	55	—	634	—	—	—	634
Settlement of restricted stock units	2,088	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(796)	—	(44,845)	(506)	—	—	(45,351)
Employee stock purchase plan	564	—	20,190	—	—	—	20,190
Repurchases of common stock	(2,536)	(1)	—	—	—	(149,062)	(149,063)
Employee stock-based compensation	—	—	152,641	—	—	—	152,641
Net income	—	—	—	—	—	33,760	33,760
Other comprehensive loss, net	—	—	—	—	(5,550)	—	(5,550)
Balances at April 30, 2024	204,701	$20	$2,950,081	$(2,670)	$(24,910)	$(1,785,521)	$1,137,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2026 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$72,087	$33,760
Adjustments to reconcile net income provided by operating activities:
Depreciation and amortization	30,369	24,506
Amortization of deferred contract acquisition and fulfillment costs	66,482	54,212
Amortization of debt discount and transaction costs	138	138
Non-cash operating lease costs	4,660	4,878
Stock-based compensation expense	145,596	142,504
Deferred income taxes	(3,465)	1,477
Other	1,723	1,472
Changes in operating assets and liabilities:
Accounts receivable	121,003	130,639
Prepaid expenses and other current assets	(28,551)	(17,061)
Deferred contract acquisition and fulfillment costs	(56,648)	(63,072)
Other assets	844	1,917
Accounts payable	(6,764)	(1,163)
Accrued expenses and other liabilities	4,625	(3,480)
Accrued compensation	(61,451)	(45,048)
Contract liabilities	(34,240)	(4,973)
Operating lease liabilities	(4,969)	(5,880)
Net cash provided by operating activities	251,439	254,826
Cash flows from investing activities:
Purchases of marketable securities	(92,563)	(119,638)
Maturities of marketable securities	91,262	82,114
Purchases of strategic and other investments	—	(500)
Purchases of property and equipment	(23,624)	(22,753)
Net cash used in investing activities	(24,925)	(60,777)
Cash flows from financing activities:
Repurchases of common stock	(183,431)	(149,062)
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(62,793)	(41,637)
Proceeds from exercise of stock options	699	635
Proceeds from employee stock purchase plan	22,010	20,190
Net cash used in financing activities	(223,515)	(169,874)
Effect of foreign exchange on cash, cash equivalents and restricted cash	9,923	(2,915)
Net increase in cash, cash equivalents and restricted cash	12,922	21,260
Cash, cash equivalents and restricted cash at beginning of period (1)	659,554	801,499
Cash, cash equivalents and restricted cash at end of period (1)	$672,476	$822,759
(1) $15.1 million and $10.9 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent as of April 30, 2025 and January 31, 2025. $5.4 million and $4.4 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent as of April 30, 2024 and January 31, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended April 30,
(in thousands)	2025	2024
Supplemental disclosure:
Cash paid for operating lease liabilities	6,685	7,689
Cash paid for income taxes	2,416	3,875
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$784	$2,416
Operating lease right-of-use assets exchanged for lease obligations	10,362	1,837
Excise tax payable on net stock repurchase	1,869	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 8

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

Docusign, Inc. | 2026 Form 10-Q | 9

DOCUSIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

Docusign, Inc. (“we,” “our”, “Docusign”, or “us”) was incorporated in the State of Washington in April 2003. We merged with and into Docusign, Inc., a Delaware corporation, in March 2015.

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our IAM platform, the world’s leading eSignature solution, and contract lifecycle management (“CLM”) solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better customer experience. For example, Docusign’s innovative IAM platform automates agreement workflows, uncovers actionable insights, and leverages AI capabilities, which enables organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely.

Basis of Presentation and Principles of Consolidation

Our condensed consolidated financial statements include those of Docusign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our fiscal 2025 Annual Report on Form 10-K.

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2025 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for the year ending January 31, 2026.

Our fiscal year ends on January 31. References to fiscal 2026, for example, are to the fiscal year ending January 31, 2026.

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

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our fiscal 2025 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Docusign, Inc. | 2026 Form 10-Q | 10

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retrospective basis. We are currently evaluating the effect of adopting ASU 2023-09 on our income tax disclosures.

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

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 98% of our revenue in the three months ended April 30, 2025, and 97% of our revenue in the three months ended April 30, 2024.

Performance Obligations

As of April 30, 2025, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.3 billion. We expect to recognize 57% of the transaction price allocated to remaining performance obligations within the 12 months following April 30, 2025 in our condensed consolidated statement of operations and comprehensive income.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $9.6 million and $13.8 million as of April 30, 2025 and January 31, 2025. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the three months ended April 30, 2025 and 2024, we recognized revenue of $610.3 million and $563.3 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Docusign, Inc. | 2026 Form 10-Q | 11

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	April 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$265,049	$—	$—	$265,049
Level 2:
Cash equivalents(1)
Commercial paper	5,186	—	(1)	5,185
Available-for-sale securities
Commercial paper	17,124	3	(9)	17,118
Corporate notes and bonds	406,674	615	(210)	407,079
U.S. governmental securities	27,250	—	(15)	27,235
Level 2 total	456,234	618	(235)	456,617
Total	$721,283	$618	$(235)	$721,666

	January 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$183,885	$—	$—	$183,885
Level 2:
Available-for-sale securities
Commercial paper	31,367	12	(8)	31,371
Corporate notes and bonds	399,034	522	(378)	399,178
U.S. governmental securities	18,500	1	(21)	18,480
Level 2 total	448,901	535	(407)	449,029
Total	$632,786	$535	$(407)	$632,914
(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of April 30, 2025 and January 31, 2025, in addition to cash of $387.2 million and $464.7 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair values of our available-for-sale securities as of April 30, 2025, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$291,293
Due in one to two years	160,139
$451,432

As of April 30, 2025 and January 31, 2025, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of April 30, 2025 and January 31, 2025.

Docusign, Inc. | 2026 Form 10-Q | 12

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	April 30, 2025	January 31, 2025
Computer and network equipment	$133,052	$133,486
Software, including capitalized software development costs	302,311	278,918
Furniture and office equipment	22,413	20,360
Leasehold improvements	64,331	64,012
	522,107	496,776
Less: Accumulated depreciation	(322,992)	(303,676)
	199,115	193,100
Work in progress	111,035	106,270
Total	$310,150	$299,370

Depreciation and amortization expense associated with property and equipment was $23.4 million and $19.8 million for the three months ended April 30, 2025 and 2024. This included amortization expense related to capitalized internally developed software costs of $17.4 million and $11.7 million for the three months ended April 30, 2025 and 2024.

For the three months ended April 30, 2025 and 2024, we capitalized $29.7 million and $24.7 million of internally developed software, including $10.0 million and $8.6 million of capitalized stock-based compensation expense in the three months ended April 30, 2025 and 2024.

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Three Months Ended April 30,
(in thousands)	2025	2024
Deferred Contract Acquisition Costs:
Beginning balance	$467,201	$409,658
Additions to deferred contract acquisition costs	45,607	52,088
Amortization of deferred contract acquisition costs	(56,009)	(44,400)
Cumulative translation adjustment	5,170	(1,603)
Ending balance	$461,969	$415,743

Deferred Contract Fulfillment Costs:
Beginning balance	$23,657	$22,525
Additions to deferred contract fulfillment costs	11,041	10,984
Amortization of deferred contract fulfillment costs	(10,473)	(9,812)
Cumulative translation adjustment	1,327	(150)
Ending balance	$25,552	$23,547

Docusign, Inc. | 2026 Form 10-Q | 13

Note 6. Debt

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

The Credit Facility matures in January 2026 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2025. As of April 30, 2025, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.25% and 0.30% per annum on the daily undrawn balance.

In May 2025, we entered a new credit agreement and terminated the Credit Facility. Additional information has been included in Note 13 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Note 7. Commitments and Contingencies

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of April 30, 2025, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2026, remainder	$27,682
2027	34,186
2028	13,765
2029	1,838
2030	484
Thereafter	—
Total	$77,955

We entered into an agreement, which includes a minimum commitment, with a public cloud computing service provider. As of April 30, 2025, our remaining minimum commitment under the agreement is $27.4 million through fiscal 2028, which is excluded from the table above.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of April 30, 2025, and January 31, 2025. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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
Docusign, Inc. | 2026 Form 10-Q | 14

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

Docusign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. Docusign, Inc., et al., Case No. 3:22-cv-00824, naming Docusign and certain of our then-current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our motion to dismiss was denied by the U.S. District Court on April 18, 2023 and we have continued to defend the case since that time. A second amended complaint was filed on April 14, 2025, but has been held in abeyance and is superseded by a third amended complaint filed May 22, 2025. Our motion to dismiss that complaint is due on June 12, 2025. Discovery and other case proceedings have been stayed pending resolution of our forthcoming motion to dismiss.

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

Docusign, Inc. | 2026 Form 10-Q | 15

In addition, on June 3, 2025, two cases, captioned Harbor Capital Appreciation Fund, et al. v. DocuSign, Inc., et al., Case No. 3:25-cv-04681, and Advanced Series Trust, et al. v. DocuSign, Inc., et al., Case No. 3:25-cv-04683, were filed in the U.S. District Court for the Northern District of California by plaintiffs who have opted out of the class certified in Weston v. Docusign. These opt-out cases allege substantially similar claims as in the class action. Docusign denies the allegations, and no response to the complaints is currently due.

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain two stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”) and the Amended and Restated 2011 Equity Incentive Plan.

As of April 30, 2025, 49.7 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

RSU activity for the three months ended April 30, 2025 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2025	27,268	$57.62
Granted	1,220	76.64
Vested	(2,196)	64.64
Canceled	(626)	60.70
Unvested at April 30, 2025	25,666	$57.85

As of April 30, 2025, our total unrecognized compensation cost related to RSUs was $1.1 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 2.51 years.

As of April 30, 2025, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions (“PSU”) was $151.0 million. The number of RSUs granted or canceled included in the table above reflects shares that could be eligible to vest at 100% of target for PSUs and includes adjustments for over or under achievement for PSUs granted in prior periods.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of April 30, 2025, 13.4 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $3.5 million and $3.0 million for the three months ended April 30, 2025 and 2024.

Stock Repurchase Program

In March 2022, our board of directors authorized a stock repurchase program of up to $200.0 million of our outstanding common stock. Subsequently, in September 2023 and May 2024, our board of directors authorized increases to our existing stock repurchase program for additional amounts of up to $300.0 million and $1.0 billion of our outstanding common stock.

The following table summarizes the share repurchase activity under our stock repurchase program:

	Three Months Ended April 30,
(in thousands)	2025	2024
Number of shares repurchased	2,265	2,536
Aggregate purchase price[1]	$183,838	$149,062
1Included in the repurchase amount is the 1% excise tax as a result of the Inflation Reduction Act (“IRA”).
Docusign, Inc. | 2026 Form 10-Q | 16

Note 9. Restructuring and Other Related Charges

2025 Restructuring Plan

During the first quarter of fiscal 2025, our board of directors authorized a restructuring plan (the “2025 Restructuring Plan”) designed to strengthen and support our financial and operational efficiency while continuing to invest in product and related initiatives. We incurred costs associated with the 2025 Restructuring Plan related to employee termination benefits and other costs mainly in the first quarter of fiscal 2025. The 2025 Restructuring Plan was substantially completed in the second quarter of fiscal 2025.

These amounts are recorded to the Restructuring and other related charges within our consolidated statements of operations and comprehensive income as they are incurred.

For the three months ended April 30, 2024, restructuring and other related charges were $29.1 million for employee termination benefits, which included stock-based compensation expense of $4.6 million.

Note 10. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for periods presented:

	Three Months Ended April 30,
(in thousands, except per share data)	2025	2024
Numerator:
Net income attributable to common stockholders	$72,087	$33,760
Denominator:
Weighted-average common shares outstanding, basic	203,280	205,870
Effect of dilutive securities	9,532	4,026
Weighted-average common shares outstanding, diluted	212,812	209,896
Net income per share attributable to common stockholders:
Basic	$0.35	$0.16
Diluted	$0.34	$0.16

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
RSUs	1,077	4,480
ESPP	—	114
Total antidilutive securities	1,077	4,594

Docusign, Inc. | 2026 Form 10-Q | 17

Note 11. Income Taxes

Our tax provision for or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate as prescribed under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment, which results in a provision for or benefit from income taxes in the current quarter.

Our income tax provision was $1.7 million and $2.8 million for the three months ended April 30, 2025 and 2024. The decrease in tax expense was primarily attributable to increased discrete tax benefits related to stock-based compensation, offset by increased tax expense on larger quarterly earnings.

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of April 30, 2025, we continue to maintain valuation allowances related to certain federal deferred tax assets subject to limitation on use and our California and Ireland deferred tax assets.
As of April 30, 2025, our gross unrecognized tax benefits totaled $80.4 million, excluding related accrued interest and penalties, of which $64.8 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.

Note 12. Segment and Geographic Information

We operate in one operating segment and one reportable segment as we report financial information, including net income determined in accordance with U.S. GAAP among other measures, on a consolidated basis to our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer. The CODM uses consolidated financial information to make operating decisions, allocate resources, and evaluate financial performance, primarily by monitoring actual results compared to forecasted results as well as by reviewing year-over-year results and trending historical performance.

The CODM also reviews significant segment expenses for our single reportable segment. Significant segment expenses include cost of subscription revenue, cost of professional services and other revenue, sales and marketing expenses, research and development expenses, general and administrative expenses, and restructuring and other related charges, all of which are presented in our consolidated statements of operations and comprehensive income. Other segment items include interest expense, interest and other income, and provision for income taxes, which are also presented in our consolidated statements of operations and comprehensive income.

We generate revenue primarily from sales of subscriptions to access our software platform and related subscriptions of our customers. Professional services and other revenue consists of fees associated with consulting and training services from assisting customers in implementing and expanding the use of our software platform.

Segment assets are reported on the consolidated balance sheets as total assets.

Our reported measure of segment profit is as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Net income	72,087	33,760

The following amounts are included in our reported measure of segment profit:

	Three Months Ended April 30,
(in thousands)	2025	2024
Revenues from external customers	763,654	709,640
Depreciation and amortization	30,369	24,506
Interest income	10,703	12,624
Provision for income taxes	1,703	2,833

Docusign, Inc. | 2026 Form 10-Q | 18

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
U.S.	$546,208	$512,726
International	217,446	196,914
Total revenue	$763,654	$709,640

No single country other than the U.S. had revenue greater than 10% of total revenue in the three months ended April 30, 2025 and 2024.

Note 13. Subsequent Events

Revolving Credit Facility

In May 2025, we entered into a credit agreement with a syndicate of banks. The credit agreement provides for a secured revolving credit facility in an aggregate principal amount of $750.0 million, which amount may be increased by an additional $250.0 million subject to the terms of the credit agreement. This credit agreement supersedes and replaces the prior Credit Facility.

The new credit facility matures in May 2030 and requires us to comply with customary affirmative and negative covenants. As of the date of this filing, there were no outstanding borrowings under the revolving credit facility. The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.10% and 0.30% per annum on the daily undrawn balance depending on certain conditions as provided in the credit agreement.

Stock Repurchase Program

In May 2025, our board of directors authorized an increase to its existing stock repurchase program for an additional amount of up to $1.0 billion of our outstanding common stock. The program has no minimum purchase commitment and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. The timing and the amount of any repurchased common stock will be determined by management based on its evaluation of market conditions and other factors. As of June 6, 2025, our total remaining authorization under our stock repurchase plan is up to $1.4 billion.

Docusign, Inc. | 2026 Form 10-Q | 19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our fiscal 2025 Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our fiscal 2025 Annual Report on Form 10-K. Our fiscal year ends January 31.

Executive Overview of First Quarter Results

Overview

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our IAM platform, the world’s leading eSignature solution, and CLM solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better customer experience. For example, Docusign’s innovative IAM platform automates agreement workflows, uncovers actionable insights, and leverages AI capabilities, which enables organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely. As of April 30, 2025, over 1.7 million customers and more than a billion users worldwide utilize Docusign to accelerate and simplify the process of doing business.

We generate substantially all our revenue from sales of subscriptions, which accounted for 98% of our revenue in the three months ended April 30, 2025, and 97% of our revenue in the three months ended April 30, 2024. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers with deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in each of the three months ended April 30, 2025 and 2024. We anticipate a greater focus on investing in customer success through our professional services offered by partners. We believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

One pillar of our long-term strategy is to evolve our go-to-market (“GTM”) channels from the historically direct sales-driven approach. We are currently investing in three routes to market, including direct sales, partner-assisted sales, and digital self-service purchasing. We expect that Docusign’s IAM platform will increasingly be offered across all three channels.

We offer subscriptions to our products to businesses at all scales, from global enterprises down to local, very small businesses (“VSBs”). We offer more than 1,000 active partner integrations with the applications that many of our customers already use so that they can create, commit and manage agreements directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the periods presented.

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,123 customers as of April 30, 2025 compared to 1,059 customers as of April 30, 2024. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Docusign, Inc. | 2026 Form 10-Q | 20

Financial Results for the Three Months Ended April 30, 2025 and 2024

	Three Months Ended April 30,
(in thousands)	2025	2024
Total revenue	$763,654	$709,640
Total costs and expenses	703,399	687,012
Total stock-based compensation expense	145,596	142,504
Income from operations	60,255	22,628
Net income	72,087	33,760
Net cash provided by operating activities	251,439	254,826
Purchases of property and equipment	(23,624)	(22,753)

Cash, cash equivalents, restricted cash and investments were $1.1 billion as of April 30, 2025.

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

The second growth pillar is to strengthen our omnichannel GTM by evolving our direct sales, partner, and digital e-commerce and self-service channels to better address customer needs. By optimizing these routes with a more efficient cost structure, we aim to target growth opportunities and expand our reach in the market.

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

Growing Customer Base

As of April 30, 2025, we had a total of over 1.7 million customers, including approximately 268,000 small and medium-sized businesses (“SMBs”), mid-market companies, and large enterprise customers served by our direct sales force. We had a total of over 1.5 million customers, including approximately 248,000 customers served by our direct sales force as of April 30, 2024.

We define enterprise customers as companies generally included in the Global 2000. We define mid-market customers as companies outside the Global 2000 that have more than 250 employees and define SMBs as companies with between 10 and 249 employees, in each case excluding any enterprise customers. We define VSBs as companies with fewer than 10 employees. VSBs are our most numerous group of customers, and we typically serve them through digital and self-service resources outside of our direct sales channels. We refer to total customers as all enterprises, mid-market, SMBs, and VSBs.

We believe that our ability to increase the number of customers using our products, particularly the number of enterprise and commercial customers, is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. By increasing awareness of our products, further developing our sales and marketing expertise, and continuing to build features tuned to different industry needs, we have expanded the diversity of our customer base to include organizations of all sizes across nearly every industry.

Docusign, Inc. | 2026 Form 10-Q | 21

Increasing International Revenue

International revenue increased 10% in the three months ended April 30, 2025, compared to the three months ended April 30, 2024. Additionally, our international revenue represented 28% of our total revenue in each of the three month periods ended April 30, 2025 and April 30, 2024.

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

We believe there is a substantial opportunity for us to increase our international customer base by leveraging and expanding investments in our technology, direct sales force, and strategic partnerships around the world, as well as helping existing U.S.-based customers manage agreements across their international businesses. We have experienced increased demand across multiple regions and are focusing our sales and marketing resources to capitalize on the potential growth of these markets. Additionally, we expect to continue to develop and enhance our strategic partnerships in key international markets as we grow internationally.

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

Cost of Revenue

Cost of Subscription Revenue
Cost of subscription revenue primarily consists of expenses related to hosting our software platform and providing support. These expenses consist of employee-related costs, including salaries, bonuses, benefits, stock-based compensation, and other related costs associated with our technical infrastructure, customer success and customer support. These expenses also consist of software and maintenance costs, third-party hosting fees, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired intangible assets, credit card processing fees and allocated overhead costs.

Cost of Professional Services and Other Revenue	Cost of professional services and other revenue consists primarily of personnel costs for our professional services delivery team, travel-related costs and allocated overhead costs.

Docusign, Inc. | 2026 Form 10-Q | 22

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

Sales and Marketing Expense
Sales and marketing expense consists primarily of personnel costs, including sales commissions. These expenses also include expenditures related to advertising, marketing, promotional events, and brand awareness activities, as well as allocated overhead costs. We expect sales and marketing expense to continue to increase in absolute dollars as we enhance our product offerings and implement marketing strategies.

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

Provision for Income Taxes

Our income tax provision consists primarily of U.S. federal, state and foreign income taxes. The difference between the effective tax rate and the federal statutory tax rate is primarily related to the U.S. federal research tax credit and discrete benefits from stock-based compensation.

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of April 30, 2025, we continue to maintain valuation allowances related to certain federal deferred tax assets subject to limitation on use and our California and Ireland deferred tax assets.
Docusign, Inc. | 2026 Form 10-Q | 23

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended April 30,
(in thousands, except percentages)	2025	As % of revenue	2024	As % of revenue
Revenue:
Subscription	$746,202	98%	$691,483	97%
Professional services and other	17,452	2	18,157	3
Total revenue	763,654	100	709,640	100
Cost of revenue:
Subscription	137,343	18	126,602	18
Professional services and other	19,926	3	22,844	3
Total cost of revenue	157,269	21	149,446	21
Gross profit	606,385	79	560,194	79
Operating expenses:
Sales and marketing	296,413	39	281,644	40
Research and development	159,447	21	134,320	19
General and administrative	90,270	11	92,478	13
Restructuring and other related charges	—	—	29,124	4
Total operating expenses	546,130	71	537,566	76
Income from operations	60,255	8	22,628	3
Interest expense	(478)	—	(144)	—
Interest income and other income, net	14,013	1	14,109	2
Income before provision for income taxes	73,790	9	36,593	5
Provision for income taxes	1,703	—	2,833	—
Net income	$72,087	9%	$33,760	5%

The following discussion and analysis is for the three months ended April 30, 2025, compared to the same period in 2024, unless otherwise stated.

Docusign, Inc. | 2026 Form 10-Q | 24

Revenue

	Three Months Ended April 30,		2025 versus 2024
(in thousands, except for percentages)	2025	2024
Revenue:
Subscription	$746,202	$691,483	8%
Professional services and other	17,452	18,157	(4)%
Total revenue	$763,654	$709,640	8%

Subscription revenue increased by $54.7 million, or 8%, in the three months ended April 30, 2025. The increase was primarily due to the expansion of revenue from our commercial and enterprise accounts, as well as our digital channel. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		2025 versus 2024
(in thousands, except for percentages)	2025	2024
Cost of revenue:
Subscription	$137,343	$126,602	8%
Professional services and other	19,926	22,844	(13)%
Total cost of revenue	$157,269	$149,446	5%
Gross margin:
Subscription	82%	82%	—	pts
Professional services and other	(14)%	(26)%	12	pts
Total gross margin	79%	79%	—	pts

Cost of subscription revenue increased by $10.7 million, or 8%, in the three months ended April 30, 2025, primarily driven by higher costs to support our growing customer base. The increase in the three months ended April 30, 2025, primarily consisted of a $6.8 million increase in information technology costs, including a $5.3 million increase in hosting costs as we transition from co-located data centers to public cloud storage infrastructure to support future growth of our platform, including IAM.

Sales and Marketing

	Three Months Ended April 30,		2025 versus 2024
(in thousands, except for percentages)	2025	2024
Sales and marketing	$296,413	$281,644	5%
Percentage of revenue	39%	40%

Sales and marketing expenses increased by $14.8 million, or 5%, in the three months ended April 30, 2025, primarily due to investments in our workforce. In the three months ended April 30, 2025, personnel costs increased $8.3 million primarily due to an increase in commissions as we continue our focus on expansion and driving customer acquisition.

Docusign, Inc. | 2026 Form 10-Q | 25

Research and Development

	Three Months Ended April 30,		2025 versus 2024
(in thousands, except for percentages)	2025	2024
Research and development	$159,447	$134,320	19%
Percentage of revenue	21%	19%

Research and development expenses increased by $25.1 million, or 19%, in the three months ended April 30, 2025, primarily due to investments in our workforce to support product innovation, including acquisition of Lexion.

Increases in the three months ended April 30, 2025, primarily consisted of:
•$12.1 million in personnel expense due to higher headcount; and
•$10.2 million in stock-based compensation due to annual merit increases and executive new hire grants.

General and Administrative

	Three Months Ended April 30,		2025 versus 2024
(in thousands, except for percentages)	2025	2024
General and administrative	$90,270	$92,478	(2)%
Percentage of revenue	11%	13%

General and administrative expenses decreased by $2.2 million, or 2%, in the three months ended April 30, 2025, primarily due to reduced litigation related expenses and receipt of insurance reimbursements for defense costs in the current year.

Restructuring and Other Related Charges

Restructuring and other related charges were $29.1 million in the three months ended April 30, 2024, due to the implementation of the 2025 Restructuring Plan. Restructuring costs consisted primarily of employee termination benefits, and the majority of costs were recognized in the first quarter of fiscal 2025.

Docusign, Inc. | 2026 Form 10-Q | 26

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments, as well as cash generated from operations. As of April 30, 2025, we had $948.7 million in cash and cash equivalents and short-term investments. We also had $160.1 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services, and we have additional borrowing capacity available from our credit facility.

In January 2021, we entered into a $500.0 million credit facility, as amended in May 2023, which may be increased by an additional $250.0 million subject to customary terms and conditions. As of April 30, 2025, there were no outstanding borrowings under this credit facility, and we were in compliance with related covenants. Subsequently, in May 2025, we entered into a new credit agreement with a syndicate of banks, which superseded and replaced the Credit Facility, and provides for a revolving credit facility in the aggregate principal amount of $750.0 million, which may be increased by an additional $250.0 million subject to customary terms and conditions. The credit facility matures in May 2030, and is available to optimize our capital structure and strengthen our balance sheet. Additional information has been included in Note 6 and Note 13 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our principal contractual obligations and commitments consist of obligations under operating leases, as well as noncancelable contractual commitments that primarily relate to cloud infrastructure support and sales and marketing activities. Refer to Note 7 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We do not have any special purpose entities, and we do not engage in off-balance sheet financing arrangements.

In addition to our contractual commitments, our board of directors has authorized a stock repurchase program, which commenced in March 2022. During the three months ended April 30, 2025, we repurchased 2.3 million shares of common stock for $183.4 million through our stock repurchase program. The program has no minimum purchase and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. We expect that our existing sources of liquidity, including our existing cash, cash equivalents and investments, expected future operating cash flows, and the borrowing capacity of our credit facility, will finance the repurchase of common stock at management’s discretion. The timing and amount of any repurchases of common stock will be determined by management based on its evaluation of market conditions and other factors.

Docusign, Inc. | 2026 Form 10-Q | 27

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$251,439	$254,826
Investing activities	$(24,925)	$(60,777)
Financing activities	(223,515)	(169,874)
Effect of foreign exchange on cash, cash equivalents and restricted cash	9,923	(2,915)
Net change in cash, cash equivalents and restricted cash	$12,922	$21,260

Cash Flows from Operating Activities

Cash provided by operating activities was $251.4 million in the three months ended April 30, 2025. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include the payment of employee salaries and benefits in addition to vendor payments.

Cash provided by operating activities was $254.8 million for the three months ended April 30, 2024. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include payment of employee salaries and benefits, including the payment of termination benefits under the 2025 Restructuring Plan implemented in the first quarter of fiscal 2024, in addition to vendor payments.

Cash Flows from Investing Activities

For the three months ended April 30, 2025, net cash used in investing activities of $24.9 million was primarily driven by $23.6 million in purchases of property and equipment as we continued to invest in capitalized software development projects and to support operations at our data centers.

For the three months ended April 30, 2024, net cash used in investing activities of $60.8 million was primarily driven by $37.5 million net purchases of marketable securities and $22.8 million in purchases of property and equipment as we continued to support the operations at our data centers and invest in capitalized software development projects.

Cash Flows from Financing Activities

For the three months ended April 30, 2025, net cash used in financing activities of $223.5 million was primarily driven by $183.4 million to repurchase 2.3 million shares of common stock through our stock repurchase program and $40.1 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

For the three months ended April 30, 2024, net cash used in financing activities of $169.9 million was primarily driven by $149.1 million to repurchase 2.5 million shares of common stock through our stock repurchase program, and $20.8 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

Docusign, Inc. | 2026 Form 10-Q | 28

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

There have been no material changes to our critical accounting policies and estimates as described in our fiscal 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Docusign, Inc. | 2026 Form 10-Q | 29

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, acquisition-related expenses, restructuring and other related charges, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For fiscal 2025 and fiscal 2026, we have determined the projected non-GAAP tax rate to be 20%.

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

Docusign, Inc. | 2026 Form 10-Q | 30

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended April 30,
(in thousands)	2025	2024
GAAP gross profit	$606,385	$560,194
Add: Stock-based compensation	16,904	18,883
Add: Amortization of acquisition-related intangibles	3,565	2,070
Add: Employer payroll tax on employee stock transactions	1,873	1,023
Non-GAAP gross profit	$628,727	$582,170
GAAP gross margin	79.4%	78.9%
Non-GAAP adjustments	2.9%	3.1%
Non-GAAP gross margin	82.3%	82.0%

GAAP subscription gross profit	$608,859	$564,881
Add: Stock-based compensation	12,996	14,181
Add: Amortization of acquisition-related intangibles	3,565	2,070
Add: Employer payroll tax on employee stock transactions	1,445	792
Non-GAAP subscription gross profit	$626,865	$581,924
GAAP subscription gross margin	81.6%	81.7%
Non-GAAP adjustments	2.4%	2.5%
Non-GAAP subscription gross margin	84.0%	84.2%

GAAP professional services and other gross loss	$(2,474)	$(4,687)
Add: Stock-based compensation	3,908	4,702
Add: Employer payroll tax on employee stock transactions	428	231
Non-GAAP professional services and other gross profit	$1,862	$246
GAAP professional services and other gross margin	(14.2)%	(25.8)%
Non-GAAP adjustments	24.9%	27.2%
Non-GAAP professional services and other gross margin	10.7%	1.4%

Reconciliation of income from operations and operating margin:

	Three Months Ended April 30,
(in thousands)	2025	2024
GAAP income from operations	$60,255	$22,628
Add: Stock-based compensation	145,596	137,876
Add: Amortization of acquisition-related intangibles	6,919	4,699
Add: Employer payroll tax on employee stock transactions	12,259	6,404
Add: Acquisition-related expenses	—	1,358
Add: Restructuring and other related charges	—	29,124
Non-GAAP income from operations	$225,029	$202,089
GAAP operating margin	7.9%	3.2%
Non-GAAP adjustments	21.6%	25.3%
Non-GAAP operating margin	29.5%	28.5%

Docusign, Inc. | 2026 Form 10-Q | 31

Reconciliation of net income:

	Three Months Ended April 30,
(in thousands)	2025	2024
GAAP net income	$72,087	$33,760
Add: Stock-based compensation	145,596	137,876
Add: Amortization of acquisition-related intangibles	6,919	4,699
Add: Employer payroll tax on employee stock transactions	12,259	6,404
Add: Acquisition-related expenses	—	1,358
Add: Restructuring and other related charges	—	29,124
Add: Income tax and other tax adjustments	(46,010)	(40,378)
Non-GAAP net income	$190,851	$172,843

Computation of free cash flow:

	Three Months Ended April 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$251,439	$254,826
Less: Purchases of property and equipment	(23,624)	(22,753)
Non-GAAP free cash flow	$227,815	$232,073
Net cash used in investing activities	$(24,925)	$(60,777)
Net cash used in financing activities	$(223,515)	$(169,874)

Computation of billings:

	Three Months Ended April 30,
(in thousands)	2025	2024
Revenue	$763,654	$709,640
Add: Contract liabilities and refund liability, end of period	1,450,718	1,340,680
Less: Contract liabilities and refund liability, beginning of period	(1,479,266)	(1,343,792)
Add: Contract assets and unbilled accounts receivable, beginning of period	17,825	20,189
Less: Contract assets and unbilled accounts receivable, end of period	(13,319)	(17,179)
Non-GAAP billings	$739,612	$709,538

Docusign, Inc. | 2026 Form 10-Q | 32

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of April 30, 2025, we had cash, cash equivalents and investments totaling $1.1 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.9 million decrease in the fair value of our investment portfolio as of April 30, 2025. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of April 30, 2025, we had access to a revolving credit facility. Subsequently, in May 2025, we entered into an agreement with a syndicate of banks, which superseded and replaced our existing credit agreement and provides for a secured revolving credit facility in an aggregate principal amount of $750.0 million, which may be increased by an additional $250.0 million subject to customary terms and conditions. Under the new credit agreement, we can secure borrowings based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

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

Docusign, Inc. | 2026 Form 10-Q | 33

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of April 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the first quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Docusign, Inc. | 2026 Form 10-Q | 34

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

For more information on legal proceedings, refer to the section captions ‘Claims and Litigation’ in Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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
•Any interruption or delay in performance from our technical infrastructure, including third-party cloud providers
•The implementation of AI in our business, and the legal, regulatory, reputational and business risks relating to its use.
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

Docusign, Inc. | 2026 Form 10-Q | 35

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
▪our inability to release enhanced versions of our eSignature product on a timely basis; and
▪macro- and micro-economic factors, including inflation, changes in interest rates or foreign exchange rates, increased debt and equity market volatility, tariffs and changes in trade policies and practices, geopolitical conflict or public health crises.

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
Docusign, Inc. | 2026 Form 10-Q | 36

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

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users with our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic and global market conditions, including as a result of inflation, changes in interest rates, increased debt and equity market volatility, tariffs and changes in trade policies and practices, geopolitical conflicts or public health crises. If our customers do not renew their subscriptions for our products and solutions or if they reduce their subscription amounts at the time of renewal, our revenue will decline, and our business will suffer.

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
Docusign, Inc. | 2026 Form 10-Q | 37

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

Our operations involve the storage and transmission of customer data, personal data and other sensitive or confidential information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships, as well as a wide variety of our own internal company, partner and employee information. Our employees, service providers and third parties providing services to us often work on a remote or hybrid arrangement basis, which may involve relying on less secure systems and may increase the risk of cybersecurity-related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures as those deployed in our physical offices. We also rely on third-party and public-cloud infrastructure, and we depend in part on third-party security measures on such infrastructure to protect against unauthorized access, cyberattacks and the mishandling of customer data. Our ability to monitor our third-party service providers’ data security is limited and any breach of our providers’ security measures may result in unauthorized access to, or misuse, loss or destruction of, our and our customers’ data.

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

Like other organizations providing valuable technology and services, we are subject to increasing cyberattacks from malicious third parties using widely varying and frequently changing tactics, including phishing and fraud campaigns targeting our personnel via email, text, instant messaging and voice calls. The frequency and sophistication of such threats continues to increase and often becomes further heightened in connection with geopolitical tensions. In addition, we face increased risk in our ability to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers. Advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks and other methods including credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms), and many other techniques that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments, identity theft, and disrupting or disabling our services.
Docusign, Inc. | 2026 Form 10-Q | 38

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

Docusign, Inc. | 2026 Form 10-Q | 39

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

Docusign, Inc. | 2026 Form 10-Q | 40

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

Docusign, Inc. | 2026 Form 10-Q | 41

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

Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, and funding reductions or delays, including as a result of macro-economic factors, including inflation, changes in interest rates, government shutdowns, or reductions in the government workforce, geopolitical conflicts and public health crises, may adversely affect public sector demand for our products and solutions.

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

Docusign, Inc. | 2026 Form 10-Q | 42

If we are unable to maintain successful relationships with our partners, our business, operating results and financial condition could be harmed.

In addition to our direct sales force and our website, we use strategic partners, such as global system integrators, value-added resellers and independent software vendors, to sell our subscription offerings and solutions. Our agreements with our partners are generally nonexclusive, meaning our partners may offer their customers products and services of several different companies, including products and services that compete with ours, or may themselves become competitors. If our partners do not effectively market and sell our subscription offerings and solutions, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings and solutions may be harmed. Our partners may cease marketing our subscription offerings or solutions with limited or no notice and with little or no penalty. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our products and solutions by potential customers. The loss of a substantial number of our partners, our possible inability to replace them or the failure to recruit additional partners could harm our growth objectives and operating results. Even if we are successful in maintaining and recruiting new partners, we cannot assure you that these relationships will result in increased customer usage of our products and solutions or increased revenue. Additionally, as the scale of our partnership efforts increases with our growth, the successful implementation of these relationships may become more time-consuming, difficult and costly to realize, which could negatively impact our business performance or our brand reputation.

Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.

Our products and solutions seamlessly integrate with hundreds of other software applications, including Google, Microsoft, Workday, Salesforce, SAP, and ServiceNow. Our growth strategy includes expanding the use of our products and solutions through complementary technology offerings and software integrations, such as third-party APIs. While we have established partnerships with providers of complementary offerings and software integrations, we cannot guarantee that we will be successful in continuing to maintain and scale these partnerships or establishing partnerships with additional providers as we grow. In the future, third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; alter the terms governing use of and access to their applications and APIs; implement other changes that could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform; or themselves become competitors, any of which could negatively impact our offerings and harm our business.

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

Docusign, Inc. | 2026 Form 10-Q | 43

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
Docusign, Inc. | 2026 Form 10-Q | 44

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

Docusign, Inc. | 2026 Form 10-Q | 45

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. For example, we have, in the past, experienced net losses and, even in periods in which we generate net income, we may not be able to maintain or increase our level of profitability. In addition to the other risks described herein, factors that may affect our operating results or cause our financial results to fluctuate include the following:

▪general economic, market and industry conditions, including as a result of inflation, changes in interest rates or foreign exchange rates, increased debt and equity market volatility, tariffs and changes in trade policies and practices, geopolitical conflict or public health crises;
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
▪timing of revenue recognition or billings;
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
▪changes in laws and regulations that affect our business, including changes in trade policies and practices;
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

Our ability to increase our revenue and grow our business is partially dependent on the widespread acceptance of our products and solutions by large businesses and other commercial organizations. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and solutions. The length of our sales cycle for these customers from initial evaluation to payment for our offerings is generally three to nine months, but can vary substantially from customer to customer and from offering to offering. Customers frequently require considerable time to evaluate, test and qualify our offerings prior to entering into or expanding a subscription. This is particularly true of CLM and our other advanced offerings, where longer evaluation, testing and qualification processes often result in longer sales cycles than for our eSignature product, and may also affect sales cycles for our IAM solutions as we market them to a growing number of potential customers. The timing of our sales with our enterprise customers, and related revenue recognition or the timing of billings or renewals, is difficult to predict because of the length and unpredictability of the sales cycle for these customers. During the sales cycle, we
Docusign, Inc. | 2026 Form 10-Q | 46

expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2025, 2024 and 2023 total revenue generated from customers outside the U.S. was 28%, 26% and 25% of our total revenue. As of April 30, 2025, we have offices in 12 countries and approximately 38% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
Docusign, Inc. | 2026 Form 10-Q | 47

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
Docusign, Inc. | 2026 Form 10-Q | 48

We may require additional capital to support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, and may result in stockholder dilution.

We fund our operations through payments by our customers for use of our product offerings and related services. In addition, as of April 30, 2025, we had available borrowing capacity of $500.0 million under our then-existing credit facility. Additionally, in May 2025, we entered into a credit agreement, which provides for a secured revolving credit facility in an aggregate principal amount of $750.0 million, which amount may be increased by an additional $250.0 million subject to the terms of the credit agreement. This credit agreement supersedes and replaces the $500.0 million secured credit facility we previously entered into on January 11, 2021.

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

As of April 30, 2025, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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
Docusign, Inc. | 2026 Form 10-Q | 49

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

Docusign, Inc. | 2026 Form 10-Q | 50

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

Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we, our customers and partners may need to comply. For example, in Europe, the General Data Protection Regulation (the “EU GDPR”) contains robust obligations on data controllers and processors and fulsome documentation requirements for data protection compliance programs by companies. As a result of our presence in Europe and the United Kingdom (“UK”) and our products and services being offered in the EU and the UK, we are subject to the EU GDPR and other similar regional European data privacy and protection regulations (collectively the “GDPR”), all of which impose stringent data protection and cybersecurity requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. We are also certified as a Privacy Rights Processor under the Asia-Pacific Economic Cooperation. A breach of the GDPR or other such data protection regulations, could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). Such penalties, which under GDPR may include fines up to the greater of €20 million (£17.5 million) or 4% of global turnover, are in addition to any civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

Docusign, Inc. | 2026 Form 10-Q | 51

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

For more information on our pending legal proceedings, see Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

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
Docusign, Inc. | 2026 Form 10-Q | 52

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
Docusign, Inc. | 2026 Form 10-Q | 53

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
Docusign, Inc. | 2026 Form 10-Q | 54

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

Docusign, Inc. | 2026 Form 10-Q | 55

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
Docusign, Inc. | 2026 Form 10-Q | 56

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
▪changes and uncertainty in the political climate in the U.S.; and
▪terrorist attacks, natural disasters and the effects of climate change, regional and global conflicts, sanctions, laws and regulations that prohibit or limit operations in certain jurisdictions, public health crises or other such events impacting countries where we have operations.

In addition, broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We have been, and may in the future be, subject to this type of litigation, which could result in substantial costs, divert our management’s attention from our business and adversely affect our business. For more information on our pending legal proceedings, see Part II Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

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

Docusign, Inc. | 2026 Form 10-Q | 57

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

Our operating results may vary based on the impact of changes in our industry or the global economy on us and our existing and prospective customers. The revenue growth and profitability of our business depend on demand for our products and solutions. Current or future economic and global market uncertainties or downturns could adversely affect our business and operating results. Economic uncertainty and associated macro-economic conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products. Negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from inflation, changes in interest rates or foreign exchange rates, tariffs and changes in trade policies and practices, gross domestic product growth, financial and credit market fluctuations, geopolitical conflict, natural catastrophes and the effects of climate change, public health crises, and terrorist attacks in the U.S., Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, unfavorable conditions in certain industry sectors could impact customers or partners disproportionately, which could also impact the demand for our products. To the extent our products and solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot
Docusign, Inc. | 2026 Form 10-Q | 58

predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, operating results and financial condition could be adversely affected.

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

Docusign, Inc. | 2026 Form 10-Q | 59

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended April 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
February 1 - February 28	—	—	—	$607,916
March 1 - March 31	1,074,610	$86.27	1,074,610	$515,207
April 1 - April 30	1,190,673	$76.19	1,190,673	$424,485
Total	2,265,283		2,265,283	$424,485

(1) In March 2022, our board of directors authorized and approved a stock repurchase program of up to $200.0 million of our outstanding common stock. Subsequently, in September 2023 and May 2024, our board of directors authorized increases to our existing stock repurchase program for additional amounts of up to $300.0 million and $1.0 billion of our outstanding common stock. Most recently, in May 2025, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $1.0 billion of our outstanding common stock. Repurchases of our common stock may be effected from time to time, either on the open market, block trades, in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. See Note 8 and Note 13 of this Quarterly Report on Form 10-Q for additional information related to stock repurchases.

(2) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the IRA.

Docusign, Inc. | 2026 Form 10-Q | 60

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. Other Information

During the three months ended April 30, 2025, the following officers and directors of the Company entered into trading plans during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies on insider trading:

Name (1)	Title	Adoption Date	Earliest Sale Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased
Robert Chatwani	President and General Manager, Growth	March 19, 2025	June 18, 2025	March 30, 2026	up to 130,782	N/A
Blake Grayson	Chief Financial Officer	March 19, 2025	July 1, 2025	June 30, 2026	up to 118,538	N/A

1.The aggregate # of securities to be sold under each of Mr. Chatwani’s and Mr. Grayson’s plans includes the maximum payout for certain unvested PSUs.

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

Docusign, Inc. | 2026 Form 10-Q | 61

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 11, 2024
10.1	Credit Agreement, dated as of May 21, 2025, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and PNC Bank, National Association, and the lenders thereunder.	8-K	001-38465	99.1	May 23, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Docusign, Inc. | 2026 Form 10-Q | 62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2025

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Blake Grayson
Blake Grayson
Chief Financial Officer
(Principal Accounting and Financial Officer)

Docusign, Inc. | 2026 Form 10-Q | 63