Form 10-Q
period 2025-07-31
DOCUSIGN, INC.
filed 2025-09-05
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 201,104,117 shares of common stock, par value $0.0001, outstanding as of August 29, 2025.

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
Docusign, Inc. | 2026 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	July 31, 2025	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$599,986	$648,623
Investments—current	244,469	314,924
Accounts receivable, net of allowance for doubtful accounts of $10,188 and $8,828 as of July 31, 2025 and January 31, 2025	356,943	429,582
Contract assets—current	9,892	13,764
Prepaid expenses and other current assets	107,760	82,368
Total current assets	1,319,050	1,489,261
Investments—noncurrent	208,864	134,105
Property and equipment, net	327,953	299,370
Operating lease right-of-use assets	109,953	109,630
Goodwill	456,368	454,477
Intangible assets, net	64,553	76,388
Deferred contract acquisition costs—noncurrent	462,928	467,201
Deferred tax assets—noncurrent	836,641	840,470
Other assets—noncurrent	163,613	141,803
Total assets	$3,949,923	$4,012,705
Liabilities and Equity
Current liabilities
Accounts payable	$10,643	$30,697
Accrued expenses and other current liabilities	100,579	99,579
Accrued compensation	208,005	227,115
Contract liabilities—current	1,436,033	1,455,442
Operating lease liabilities—current	21,185	19,077
Total current liabilities	1,776,445	1,831,910
Contract liabilities—noncurrent	27,428	21,523
Operating lease liabilities—noncurrent	105,757	105,350
Deferred tax liability—noncurrent	19,064	20,596
Other liabilities—noncurrent	33,254	30,634
Total liabilities	1,961,948	2,010,013
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of July 31, 2025 and January 31, 2025	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 201,098 shares outstanding as of July 31, 2025; 500,000 shares authorized, 202,477 shares outstanding as of January 31, 2025	20	20
Treasury stock, at cost: 34 shares as of July 31, 2025; 30 shares as of January 31, 2025	(3,192)	(2,871)
Additional paid-in capital	3,544,127	3,321,242
Accumulated other comprehensive loss	(16,078)	(28,376)
Accumulated deficit	(1,536,902)	(1,287,323)
Total stockholders’ equity	1,987,975	2,002,692
Total liabilities and equity	$3,949,923	$4,012,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue:
Subscription	$784,388	$717,366	$1,530,590	$1,408,849
Professional services and other	16,248	18,661	33,700	36,818
Total revenue	800,636	736,027	1,564,290	1,445,667
Cost of revenue:
Subscription	144,097	132,372	281,440	258,974
Professional services and other	21,366	23,093	41,292	45,937
Total cost of revenue	165,463	155,465	322,732	304,911
Gross profit	635,173	580,562	1,241,558	1,140,756
Operating expenses:
Sales and marketing	305,450	287,464	601,863	569,108
Research and development	169,630	147,571	329,077	281,891
General and administrative	94,866	87,129	185,136	179,607
Restructuring and other related charges	—	597	—	29,721
Total operating expenses	569,946	522,761	1,116,076	1,060,327
Income from operations	65,227	57,801	125,482	80,429
Interest expense	(828)	(544)	(1,306)	(688)
Interest income and other income, net	12,061	14,630	26,074	28,739
Income before provision for (benefit from) income taxes	76,460	71,887	150,250	108,480
Provision for (benefit from) income taxes	13,490	(816,324)	15,193	(813,491)
Net income	$62,970	$888,211	$135,057	$921,971
Net income per share attributable to common stockholders:
Basic	$0.31	$4.34	$0.67	$4.49
Diluted	$0.30	$4.26	$0.64	$4.40
Weighted-average shares used in computing net income per share:
Basic	202,644	204,604	202,957	205,231
Diluted	210,956	208,274	211,878	209,559

Comprehensive income:
Foreign currency translation gain (loss), net of tax	$2,738	$(1,017)	$12,687	$(5,318)
Unrealized gains (losses) on investments, net of tax	(645)	1,379	(389)	130
Other comprehensive income (loss)	2,093	362	12,298	(5,188)
Comprehensive income	$65,063	$888,573	$147,355	$916,783

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$14,425	$15,593	$27,421	$29,774
Cost of revenue—professional services and other	4,167	4,998	8,075	9,700
Sales and marketing	49,081	58,778	95,166	105,049
Research and development	61,865	53,430	116,296	97,632
General and administrative	31,000	31,649	59,176	60,169
Restructuring and other related charges	—	208	—	4,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at April 30, 2025	202,034	$20	$3,435,219	$(3,192)	$(18,171)	$(1,399,074)	$2,014,802
Exercise of stock options	28	—	471	—	—	—	471
Settlement of restricted stock units	2,589	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(930)	—	(68,880)	—	—	—	(68,880)
Repurchases of common stock	(2,623)	—	—	—	—	(200,798)	(200,798)
Employee stock-based compensation	—	—	177,317	—	—	—	177,317
Net income	—	—	—	—	—	62,970	62,970
Other comprehensive income, net	—	—	—	—	2,093	—	2,093
Balances at July 31, 2025	201,098	$20	$3,544,127	$(3,192)	$(16,078)	$(1,536,902)	$1,987,975

Balances at April 30, 2024	204,701	$20	$2,950,081	$(2,670)	$(24,910)	$(1,785,521)	$1,137,000
Exercise of stock options	29	—	455	—	—	—	455
Settlement of restricted stock units	2,141	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(766)	—	(38,895)	—	—	—	(38,895)
Repurchases of common stock	(3,809)	—	—	—	—	(201,736)	(201,736)
Employee stock-based compensation	—	—	176,009	—	—	—	176,009
Net income	—	—	—	—	—	888,211	888,211
Other comprehensive income, net	—	—	—	—	362	—	362
Balances at July 31, 2024	202,296	$20	$3,087,650	$(2,670)	$(24,548)	$(1,099,046)	$1,961,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2026 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2025	202,477	$20	$3,321,242	$(2,871)	$(28,376)	$(1,287,323)	$2,002,692
Exercise of stock options	70	—	1,170	—	—	—	1,170
Settlement of restricted stock units	4,746	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,719)	—	(136,155)	(321)	—	—	(136,476)
Employee stock purchase plan	412	—	22,010	—	—	—	22,010
Repurchases of common stock	(4,888)	—	—	—	—	(384,636)	(384,636)
Employee stock-based compensation	—	—	335,860	—	—	—	335,860
Net income	—	—	—	—	—	135,057	135,057
Other comprehensive income, net	—	—	—	—	12,298	—	12,298
Balances at July 31, 2025	201,098	$20	$3,544,127	$(3,192)	$(16,078)	$(1,536,902)	$1,987,975

Balances at January 31, 2024	205,326	$21	$2,821,461	$(2,164)	$(19,360)	$(1,670,219)	$1,129,739
Exercise of stock options	84	—	1,089	—	—	—	1,089
Settlement of restricted stock units	4,229	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,562)	—	(83,740)	(506)	—	—	(84,246)
Employee stock purchase plan	564	—	20,190	—	—	—	20,190
Repurchases of common stock	(6,345)	(1)	—	—	—	(350,798)	(350,799)
Employee stock-based compensation	—	—	328,650	—	—	—	328,650
Net income	—	—	—	—	—	921,971	921,971
Other comprehensive loss, net	—	—	—	—	(5,188)	—	(5,188)
Balances at July 31, 2024	202,296	$20	$3,087,650	$(2,670)	$(24,548)	$(1,099,046)	$1,961,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2026 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$135,057	$921,971
Adjustments to reconcile net income provided by operating activities:
Depreciation and amortization	59,249	51,528
Amortization of deferred contract acquisition and fulfillment costs	135,136	111,467
Amortization of debt discount and transaction costs	440	277
Non-cash operating lease costs	9,364	9,862
Stock-based compensation expense	306,134	307,160
Deferred income taxes	1,532	(824,561)
Other	1,505	5,323
Changes in operating assets and liabilities:
Accounts receivable	70,329	123,571
Prepaid expenses and other current assets	(23,007)	(17,067)
Deferred contract acquisition and fulfillment costs	(127,988)	(131,255)
Other assets	(1,335)	(15,058)
Accounts payable	(20,794)	(11,575)
Accrued expenses and other liabilities	4,800	(8,160)
Accrued compensation	(24,237)	(19,902)
Contract liabilities	(18,274)	(16,526)
Operating lease liabilities	(10,399)	(12,021)
Net cash provided by operating activities	497,512	475,034
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	—	(143,611)
Purchases of marketable securities	(212,200)	(223,241)
Maturities of marketable securities	208,972	175,623
Purchases of strategic and other investments	(100)	(625)
Purchases of property and equipment	(52,049)	(45,033)
Net cash used in investing activities	(55,377)	(236,887)
Cash flows from financing activities:
Payment of revolving credit facility costs	(3,133)	—
Repurchases of common stock	(384,945)	(349,138)
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(131,957)	(81,083)
Proceeds from exercise of stock options	1,170	1,089
Proceeds from employee stock purchase plan	22,010	20,190
Net cash used in financing activities	(496,855)	(408,942)
Effect of foreign exchange on cash, cash equivalents and restricted cash	11,452	(2,677)
Net decrease in cash, cash equivalents and restricted cash	(43,268)	(173,472)
Cash, cash equivalents and restricted cash at beginning of period (1)	659,554	801,499
Cash, cash equivalents and restricted cash at end of period (1)	$616,286	$628,027
(1) $16.3 million and $10.9 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent as of July 31, 2025 and January 31, 2025. $9.0 million and $4.4 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent as of July 31, 2024 and January 31, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended July 31,
(in thousands)	2025	2024
Supplemental disclosure:
Cash paid for operating lease liabilities	$15,497	$15,320
Cash paid for income taxes	5,752	13,207
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$721	$1,639
Operating lease right-of-use assets exchanged for lease obligations	9,292	4,707
Excise tax payable on net stock repurchase	1,153	1,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 9

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

Docusign, Inc. | 2026 Form 10-Q | 10

DOCUSIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

Docusign, Inc. (“we,” “our”, “Docusign” the “Company”, or “us”) was incorporated in the State of Washington in April 2003. We merged with and into Docusign, Inc., a Delaware corporation, in March 2015.

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2025 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended July 31, 2025 are not necessarily indicative of the results to be expected for the year ending January 31, 2026.

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

Docusign, Inc. | 2026 Form 10-Q | 11

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual filings for our fiscal year beginning February 1, 2025, with early adoption permitted and can be applied on either a prospective or retrospective basis. We are currently evaluating the effect of adopting ASU 2023-09 on our income tax disclosures.

In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" (“ASU 2024-03”), which requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. ASU 2024-03 is effective for annual filings for our fiscal year beginning February 1, 2027, and interim filings for the fiscal year beginning February 1, 2028, and can be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2024-03 on our financial statements.

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contracts assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual filings for our fiscal year beginning February 1, 2026 and interim reporting periods in the same annual reporting period. We are currently evaluating the effect of ASU 2025-05 on our financial statements.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 98% of our revenue in each of the three and six months ended July 31, 2025, and 97% of our revenue in each of the three and six months ended July 31, 2024.

Performance Obligations

As of July 31, 2025, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.3 billion. We expect to recognize 57% of the transaction price allocated to remaining performance obligations within the 12 months following July 31, 2025 in our condensed consolidated statement of operations and comprehensive income.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $9.9 million and $13.8 million as of July 31, 2025 and January 31, 2025. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the six months ended July 31, 2025 and 2024, we recognized revenue of $1.1 billion and $969.4 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Docusign, Inc. | 2026 Form 10-Q | 12

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	July 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$271,366	$—	$—	$271,366
Level 2:
Cash equivalents(1)
Commercial paper	8,243	—	(1)	8,242
Available-for-sale securities
Commercial paper	25,077	—	(22)	25,055
Corporate notes and bonds	390,516	213	(399)	390,330
U.S. governmental securities	38,000	1	(53)	37,948
Level 2 total	461,836	214	(475)	461,575
Total	$733,202	$214	$(475)	$732,941

	January 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$183,885	$—	$—	$183,885
Level 2:
Available-for-sale securities
Commercial paper	31,367	12	(8)	31,371
Corporate notes and bonds	399,034	522	(378)	399,178
U.S. governmental securities	18,500	1	(21)	18,480
Level 2 total	448,901	535	(407)	449,029
Total	$632,786	$535	$(407)	$632,914
(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of July 31, 2025 and January 31, 2025, in addition to cash of $320.4 million and $464.7 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair values of our available-for-sale securities as of July 31, 2025, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$244,469
Due in one to two years	208,864
$453,333

As of July 31, 2025 and January 31, 2025, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of July 31, 2025 and January 31, 2025.

Docusign, Inc. | 2026 Form 10-Q | 13

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	July 31, 2025	January 31, 2025
Computer and network equipment	$133,010	$133,486
Software, including capitalized software development costs	332,190	278,918
Furniture and office equipment	22,287	20,360
Leasehold improvements	65,831	64,012
	553,318	496,776
Less: Accumulated depreciation	(343,228)	(303,676)
	210,090	193,100
Work in progress	117,863	106,270
Total	$327,953	$299,370

Depreciation and amortization expense associated with property and equipment was $24.0 million and $20.8 million for the three months ended July 31, 2025 and 2024, and $47.4 million and $40.6 million for the six months ended July 31, 2025 and 2024. This included amortization expense related to capitalized internally developed software costs of $18.5 million and $13.4 million for the three months ended July 31, 2025 and 2024, and $35.9 million and $25.1 million for the six months ended July 31, 2025 and 2024.

For the three months ended July 31, 2025 and 2024, we capitalized $35.4 million and $26.8 million of internally developed software, including $12.9 million and $9.1 million of capitalized stock-based compensation expense in the three months ended July 31, 2025 and 2024. For the six months ended July 31, 2025 and 2024, we capitalized $65.1 million and $51.5 million of internally developed software, including $22.9 million and $17.7 million of capitalized stock-based compensation expense in the six months ended July 31, 2025 and 2024.

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Six Months Ended July 31,
(in thousands)	2025	2024
Deferred Contract Acquisition Costs:
Beginning balance	$467,201	$409,658
Additions to deferred contract acquisition costs	103,383	113,172
Amortization of deferred contract acquisition costs	(113,045)	(92,644)
Cumulative translation adjustment	5,389	(2,587)
Ending balance	$462,928	$427,599

Deferred Contract Fulfillment Costs:
Beginning balance	$23,657	$22,525
Additions to deferred contract fulfillment costs	24,605	18,083
Amortization of deferred contract fulfillment costs	(22,091)	(18,823)
Cumulative translation adjustment	1,410	14
Ending balance	$27,581	$21,799

Docusign, Inc. | 2026 Form 10-Q | 14

Note 6. Debt

Revolving Credit Facility

In January 2021, we entered into a credit agreement, as subsequently amended in May 2023, with a syndicate of banks. The credit agreement extended a senior secured revolving credit facility to us in an aggregate principal amount of $500.0 million, which provided for an additional $250.0 million subject to the terms of the credit agreement.

In May 2025, we entered into a new credit agreement with a syndicate of banks. The credit agreement provides for a secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $750.0 million, which amount may be increased by an additional $250.0 million subject to the terms of the credit agreement. This credit agreement supersedes and replaces the prior credit facility. We may use the proceeds of future borrowings under the Credit Facility to finance working capital, for capital expenditures and for other general corporate purposes, including permitted acquisitions.

The Credit Facility matures in May 2030 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2025. As of July 31, 2025, there were no outstanding borrowings under the Credit Facility. The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.10% and 0.30% per annum on the daily undrawn balance depending on certain conditions as provided in the credit agreement.

Note 7. Commitments and Contingencies

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of July 31, 2025, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2026, remainder	$20,811
2027	41,596
2028	20,278
2029	7,274
2030	2,360
Thereafter	469
Total	$92,788

We entered into an agreement, which includes a minimum commitment, with a public cloud computing service provider. As of July 31, 2025, our remaining minimum commitment under the agreement is $321.7 million through fiscal 2030, which is excluded from the table above.

Docusign, Inc. | 2026 Form 10-Q | 15

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of July 31, 2025, and January 31, 2025. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

Docusign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. Docusign, Inc., et al., Case No. 3:22-cv-00824, naming Docusign and certain of our then-current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our motion to dismiss was denied by the U.S. District Court on April 18, 2023 and we have continued to defend the case since that time. A second amended complaint was filed on April 14, 2025, but has been held in abeyance and is superseded by a third amended complaint filed May 22, 2025. Our motion to dismiss that complaint was filed on June 12, 2025. Discovery and other case proceedings have been stayed pending resolution of our motion to dismiss.

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
Docusign, Inc. | 2026 Form 10-Q | 16

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

In addition, on June 3, 2025, two cases, captioned Harbor Capital Appreciation Fund, et al. v. DocuSign, Inc., et al., Case No. 3:25-cv-04681, and Advanced Series Trust, et al. v. DocuSign, Inc., et al., Case No. 3:25-cv-04683, were filed in the U.S. District Court for the Northern District of California by plaintiffs who have opted out of the class certified in Weston v. Docusign. These opt-out cases allege substantially similar claims as in the class action, which Docusign denies. On July 18, 2025, the cases were stayed pending resolution of the motion to dismiss the securities class action, such that no response to the complaints is currently due.

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain two stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”) and the Amended and Restated 2011 Equity Incentive Plan.

As of July 31, 2025, 45.4 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

RSU activity for the six months ended July 31, 2025 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2025	27,268	$57.62
Granted	7,281	86.84
Vested	(4,816)	63.03
Canceled	(1,420)	61.42
Unvested at July 31, 2025	28,313	$64.03

As of July 31, 2025, our total unrecognized compensation cost related to RSUs was $1.3 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 2.61 years.

As of July 31, 2025, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions (“PSU”) was $185.6 million. The number of RSUs granted or canceled included in the table above reflects shares that could be eligible to vest at 100% of target for PSUs and includes adjustments for over or under achievement for PSUs granted in prior periods.

Docusign, Inc. | 2026 Form 10-Q | 17

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of July 31, 2025, 13.4 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $4.7 million and $3.5 million for the three months ended July 31, 2025 and 2024, and $8.2 million and $6.6 million for the six months ended July 31, 2025 and 2024.

Stock Repurchase Program

Our board of directors authorized a stock repurchase program, which commenced in March 2022, and subsequently, in September 2023, May 2024, and May 2025, the board of directors increased authorizations for an aggregate total of $2.5 billion. As of July 31, 2025, our total remaining authorization under our stock repurchase plan is up to $1.2 billion.

The following table summarizes the share repurchase activity under our stock repurchase program:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Number of shares repurchased	2,623	3,809	4,888	6,345
Aggregate purchase price[1]	$200,798	$201,736	$384,636	$350,798
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

Docusign, Inc. | 2026 Form 10-Q | 18

Note 10. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to common stockholders	$62,970	$888,211	$135,057	$921,971
Denominator:
Weighted-average common shares outstanding, basic	202,644	204,604	202,957	205,231
Effect of dilutive securities	8,312	3,670	8,921	4,328
Weighted-average common shares outstanding, diluted	210,956	208,274	211,878	209,559
Net income per share attributable to common stockholders:
Basic	$0.31	$4.34	$0.67	$4.49
Diluted	$0.30	$4.26	$0.64	$4.40

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
RSUs	4,513	8,924	2,922	6,188
ESPP	—	443	—	274
Total antidilutive securities	4,513	9,367	2,922	6,462

Docusign, Inc. | 2026 Form 10-Q | 19

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

Our income tax provision was $13.5 million and $15.2 million for the three and six months ended July 31, 2025. Our income tax benefit was $816.3 million and $813.5 million for the three and six months ended July 31, 2024. The increase in tax expense was primarily due to a discrete tax benefit of $837.7 million recognized in the three months ended July 31, 2024 for the release of valuation allowance related to our U.S deferred tax assets, as well as higher profit before taxes in fiscal 2026 and higher effective tax rate in fiscal 2026 driven by the valuation allowance release and the impacts of the One Big Beautiful Bill Act (“OBBBA”). These increases were partially offset by increased tax benefits related to stock-based compensation recognized in fiscal 2026.

On July 4, 2025, the OBBBA was enacted in the United States. The legislation includes significant tax law changes, including the restoration of immediate expensing for domestic research and development costs. The legislation has multiple effective dates with certain provisions effective in 2025 and others implemented through 2027. While we continue to evaluate the impact of the legislation taking effect in future years, the impact of changes effective during fiscal 2026 are included in our tax provision and have resulted in additional tax expense.

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of July 31, 2024, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and states deferred tax assets will be realizable, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. We released $837.7 million of our valuation allowance as a discrete tax benefit during the three and six months ended July 31, 2024. As of July 31, 2025, we continue to maintain valuation allowances related to certain federal deferred tax assets subject to limitation on use and our California and Ireland deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
As of July 31, 2025, our gross unrecognized tax benefits totaled $82.7 million, excluding related accrued interest and penalties, of which $66.2 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.

Docusign, Inc. | 2026 Form 10-Q | 20

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

The CODM also reviews significant segment expenses for our single reportable segment. Significant segment expenses include cost of subscription revenue, cost of professional services and other revenue, sales and marketing expenses, research and development expenses, general and administrative expenses, and restructuring and other related charges, all of which are presented in our consolidated statements of operations and comprehensive income. Other segment items include interest expense, interest and other income, and provision for or benefit from income taxes, which are also presented in our consolidated statements of operations and comprehensive income.

We generate revenue primarily from sales of subscriptions to access our software platform and related subscriptions of our customers. Professional services and other revenue consists of fees associated with consulting and training services from assisting customers in implementing and expanding the use of our software platform.

Segment assets are reported on the consolidated balance sheets as total assets.

Our reported measure of segment profit is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Net income	62,970	888,211	135,057	921,971

The following amounts are included in our reported measure of segment profit:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Revenues from external customers	800,636	736,027	1,564,290	1,445,667
Depreciation and amortization	28,880	27,022	59,249	51,528
Interest income	10,508	11,532	21,211	24,156
Provision for (benefit from) income taxes	13,490	(816,324)	15,193	(813,491)

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
U.S.	$567,611	$529,452	$1,113,819	$1,042,178
International	233,025	206,575	450,471	403,489
Total revenue	$800,636	$736,027	$1,564,290	$1,445,667

No single country other than the U.S. had revenue greater than 10% of total revenue in the three and six months ended July 31, 2025 and 2024.

Docusign, Inc. | 2026 Form 10-Q | 21

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

Executive Overview of Second Quarter Results

Overview

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our IAM platform, the world’s leading eSignature solution, and CLM solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better customer experience. For example, Docusign’s innovative IAM platform automates agreement workflows, uncovers actionable insights, and leverages AI capabilities, which enables organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely. As of July 31, 2025, over 1.7 million customers and more than a billion users worldwide utilize Docusign to accelerate and simplify the process of doing business.

We generate substantially all our revenue from sales of subscriptions, which accounted for 98% of our revenue in each of the three and six months ended July 31, 2025, and 97% of our revenue in each of the three and six months ended July 31, 2024. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers with deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in each of the three and six months ended July 31, 2025 and 2024. We anticipate a greater focus on investing in customer success through our professional services offered by partners. We believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

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

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,137 customers as of July 31, 2025 compared to 1,066 customers as of July 31, 2024. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Docusign, Inc. | 2026 Form 10-Q | 22

Financial Results for the Three and Six Months Ended July 31, 2025 and 2024

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Total revenue	$800,636	$736,027	$1,564,290	$1,445,667
Total costs and expenses	735,409	678,226	1,438,808	1,365,238
Total stock-based compensation expense	160,538	164,656	306,134	307,160
Income from operations	65,227	57,801	125,482	80,429
Net income	62,970	888,211	135,057	921,971
Net cash provided by operating activities	246,073	220,208	497,512	475,034
Purchases of property and equipment	(28,425)	(22,280)	(52,049)	(45,033)

Cash, cash equivalents, restricted cash and investments were $1.1 billion as of July 31, 2025.

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

Growing Customer Base

As of July 31, 2025, we had a total of over 1.7 million customers, including over 271,000 small and medium-sized businesses (“SMBs”), mid-market companies, and large enterprise customers served by our direct sales force. We had approximately 1.6 million customers, including approximately 253,000 customers served by our direct sales force as of July 31, 2024.

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

Docusign, Inc. | 2026 Form 10-Q | 23

Increasing International Revenue

International revenue increased by 12% in the six months ended July 31, 2025, compared to the six months ended July 31, 2024. Additionally, our international revenue represented 29% of our total revenue in each of the three and six month periods ended July 31, 2025 compared to 28% in each of the three and six month periods ended July 31, 2024.

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

Docusign, Inc. | 2026 Form 10-Q | 24

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

On July 4, 2025, the OBBBA was enacted in the United States. The legislation includes significant tax law changes, including the restoration of immediate expensing for domestic research and development costs. The legislation has multiple effective dates with certain provisions effective in 2025 and others implemented through 2027. While we continue to evaluate the impact of the legislation taking effect in future years, the impact of changes effective during fiscal 2026 are included in our tax provision and have resulted in additional tax expense.

Docusign, Inc. | 2026 Form 10-Q | 25

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of July 31, 2024, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and states deferred tax assets will be realizable, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. We released $837.7 million of our valuation allowance as a discrete tax benefit during the three and six months ended July 31, 2024. As of July 31, 2025, we continue to maintain valuation allowances related to certain federal deferred tax assets subject to limitation on use and our California and Ireland deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2025	As % of revenue	2024	As % of revenue	2025	As % of revenue	2024	As % of revenue
Revenue:
Subscription	$784,388	98%	$717,366	97%	$1,530,590	98%	$1,408,849	97%
Professional services and other	16,248	2	18,661	3	33,700	2	36,818	3
Total revenue	800,636	100	736,027	100	1,564,290	100	1,445,667	100
Cost of revenue:
Subscription	144,097	18	132,372	18	281,440	18	258,974	18
Professional services and other	21,366	3	23,093	3	41,292	3	45,937	3
Total cost of revenue	165,463	21	155,465	21	322,732	21	304,911	21
Gross profit	635,173	79	580,562	79	1,241,558	79	1,140,756	79
Operating expenses:
Sales and marketing	305,450	38	287,464	39	601,863	38	569,108	39
Research and development	169,630	21	147,571	20	329,077	21	281,891	20
General and administrative	94,866	12	87,129	12	185,136	12	179,607	12
Restructuring and other related charges	—	—	597	—	—	—	29,721	2
Total operating expenses	569,946	71	522,761	71	1,116,076	71	1,060,327	73
Income from operations	65,227	8	57,801	8	125,482	8	80,429	6
Interest expense	(828)	—	(544)	—	(1,306)	—	(688)	—
Interest income and other income, net	12,061	2	14,630	2	26,074	2	28,739	2
Income before provision for (benefit from) income taxes	76,460	10	71,887	10	150,250	10	108,480	8
Provision for (benefit from) income taxes	13,490	2	(816,324)	(111)	15,193	1	(813,491)	(57)
Net income	$62,970	8%	$888,211	121%	$135,057	9%	$921,971	65%

The following discussion and analysis is for the three and six months ended July 31, 2025, compared to the same period in 2024, unless otherwise stated.
Docusign, Inc. | 2026 Form 10-Q | 26

Revenue

	Three Months Ended July 31,		2025 versus 2024	Six Months Ended July 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024		2025	2024
Revenue:
Subscription	$784,388	$717,366	9%	$1,530,590	$1,408,849	9%
Professional services and other	16,248	18,661	(13)%	33,700	36,818	(8)%
Total revenue	$800,636	$736,027	9%	$1,564,290	$1,445,667	8%

Subscription revenue increased by $67.0 million, or 9%, in the three months ended July 31, 2025 and by $121.7 million, or 9%, in the six months ended July 31, 2025. The increase was primarily due to the expansion of revenue from our commercial and enterprise accounts, as well as our digital channel. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		2025 versus 2024		Six Months Ended July 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024			2025	2024
Cost of revenue:
Subscription	$144,097	$132,372	9%		$281,440	$258,974	9%
Professional services and other	21,366	23,093	(7)%		41,292	45,937	(10)%
Total cost of revenue	$165,463	$155,465	6%		$322,732	$304,911	6%
Gross margin:
Subscription	82%	82%	—	pts	82%	82%	—	pts
Professional services and other	(31)%	(24)%	(7)	pts	(23)%	(25)%	2	pts
Total gross margin	79%	79%	—	pts	79%	79%	—	pts

Cost of subscription revenue increased by $11.7 million, or 9%, in the three months ended July 31, 2025 and by $22.5 million, or 9%, in the six months ended July 31, 2025, primarily driven by higher costs to support our growing customer base.

In both the three months and six months ended July 31, 2025, information technology costs, particularly hosting costs, increased as we continued our transition from co-located data centers to public cloud storage infrastructure to support future growth of our platform, including IAM. In the three months ended July 31, 2025, information technology costs increased by $7.7 million. In the six months ended July 31, 2025, information technology costs increased by $14.5 million. Additionally, in the six months ended July 31, 2025, partner and reseller fees and merchant processing fees increased by $5.5 million.

Sales and Marketing

	Three Months Ended July 31,		2025 versus 2024	Six Months Ended July 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024		2025	2024
Sales and marketing	$305,450	$287,464	6%	$601,863	$569,108	6%
Percentage of revenue	38%	39%		38%	39%

Sales and marketing expenses increased by $18.0 million, or 6%, in the three months ended July 31, 2025 and by $32.8 million, or 6%, in the six months ended July 31, 2025, primarily due to investments in our workforce.

Main drivers in the three months ended July 31, 2025, primarily consisted of:
•$23.5 million increase in personnel costs, primarily due to annual salary increases and higher headcount in addition to an increase in commissions as we continue our focus on expansion and driving customer acquisition; and
Docusign, Inc. | 2026 Form 10-Q | 27

•$9.7 million decrease in stock-based compensation expense mainly due to executive transitions that occurred in fiscal 2025.

Main drivers in the six months ended July 31, 2025, primarily consisted of:
•$31.8 million increase in personnel costs primarily due to annual salary increases and higher headcount in addition to an increase in commissions as we continue our focus on expansion and driving customer acquisition; and
•$9.9 million decrease in stock-based compensation expense mainly due to executive transitions that occurred in fiscal 2025.

Research and Development

	Three Months Ended July 31,		2025 versus 2024	Six Months Ended July 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024		2025	2024
Research and development	$169,630	$147,571	15%	$329,077	$281,891	17%
Percentage of revenue	21%	20%		21%	20%

Research and development expenses increased by $22.1 million, or 15%, in the three months ended July 31, 2025 and by $47.2 million, or 17%, in the six months ended July 31, 2025, primarily due to investments in our workforce to support product innovation, including our acquisition of Lexion.

Increases in the three months ended July 31, 2025, primarily consisted of:
•$12.8 million in personnel expense due to higher headcount; and
•$8.4 million in stock-based compensation due to annual merit increases and higher headcount.

Increases in the six months ended July 31, 2025, primarily consisted of:
•$24.9 million in personnel expense due to higher headcount, including our acquisition of Lexion, and higher incentive compensation driven by higher performance on certain company metrics; and
•$18.7 million in stock-based compensation expense due to annual merit increases and higher headcount.

General and Administrative

	Three Months Ended July 31,		2025 versus 2024	Six Months Ended July 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024		2025	2024
General and administrative	$94,866	$87,129	9%	$185,136	$179,607	3%
Percentage of revenue	12%	12%		12%	12%

General and administrative expenses increased by $7.7 million, or 9%, in the three months ended July 31, 2025, and $5.5 million, or 3%, in the six months ended July 31, 2025.

In the three months ended July 31, 2025, the increase primarily consisted of $8.6 million in professional fees and related expenses due to reduced litigation related expenses and receipt of insurance reimbursements for defense costs in the prior year.

In the six months ended July 31, 2025, the increase primarily consisted of a $5.2 million increase in personnel expense due to higher headcount and annual merit increases.

Restructuring and Other Related Charges

Restructuring and other related charges were $29.7 million in the six months ended July 31, 2024, due to the implementation of the 2025 Restructuring Plan. Restructuring costs consisted primarily of employee termination benefits, and the majority of costs were recognized in the first quarter of fiscal 2025.

Docusign, Inc. | 2026 Form 10-Q | 28

Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,		2025 versus 2024	Six Months Ended July 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024		2025	2024
Provision for (benefit from) income taxes	$13,490	$(816,324)	(102)%	$15,193	$(813,491)	(102)%
Percentage of revenue	2%	(111)%		1%	(57)%

Provision for income taxes increased by $829.8 million, or 102%, in the three months ended July 31, 2025, and $828.7 million, or 102% in the six months ended July 31, 2025. The increase is primarily attributable to the $837.7 million benefit recognized during the three and six months ended July 31, 2024 due to release of our U.S. federal and state valuation allowances, as well as higher profit before taxes in fiscal 2026 and higher effective tax rate in fiscal 2026 driven by the valuation allowance release and impacts of the OBBBA. These increases were partially offset by increased tax benefits related to stock-based compensation recognized in fiscal 2026.
Docusign, Inc. | 2026 Form 10-Q | 29

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments, as well as cash generated from operations. As of July 31, 2025, we had $844.5 million in cash and cash equivalents and short-term investments. We also had $208.9 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services, and we have additional borrowing capacity available from our credit facility.

In May 2025, we entered into an agreement with a syndicate of banks, which provides for a revolving credit facility in the aggregate principal amount of $750.0 million and may be increased by an additional $250.0 million subject to customary terms and conditions. The Credit Facility superseded and replaced the revolving credit facility that we previously entered into in January 2021. As of July 31, 2025, there were no outstanding borrowings under the Credit Facility, and we were in compliance with related covenants. The Credit Facility matures in May 2030 and is available to optimize our capital structure and strengthen our balance sheet. Additional information has been included in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In addition to our contractual commitments, our board of directors has authorized a stock repurchase program, which commenced in March 2022. During the six months ended July 31, 2025, we repurchased 4.9 million shares of common stock for $384.9 million through our stock repurchase program. The program has no minimum purchase and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. We expect that our existing sources of liquidity, including our existing cash, cash equivalents and investments, expected future operating cash flows, and the borrowing capacity of our credit facility, will finance the repurchase of common stock at management’s discretion. The timing and amount of any repurchases of common stock will be determined by management based on its evaluation of market conditions and other factors.

Docusign, Inc. | 2026 Form 10-Q | 30

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$497,512	$475,034
Investing activities	(55,377)	(236,887)
Financing activities	(496,855)	(408,942)
Effect of foreign exchange on cash, cash equivalents and restricted cash	11,452	(2,677)
Net change in cash, cash equivalents and restricted cash	$(43,268)	$(173,472)

Cash Flows from Operating Activities

Cash provided by operating activities was $497.5 million in the six months ended July 31, 2025. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include the payment of employee salaries and benefits in addition to vendor payments.

Cash provided by operating activities was $475.0 million for the six months ended July 31, 2024. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include payment of employee salaries and benefits, including the payment of termination benefits under the 2025 Restructuring Plan implemented in the first quarter of fiscal 2025, in addition to vendor payments. Additionally, in connection with the acquisition of Lexion, we agreed to pay $19.1 million in deferred compensation for key employees, which we paid into an escrow account.

Cash Flows from Investing Activities

For the six months ended July 31, 2025, net cash used in investing activities of $55.4 million was primarily driven by $52.0 million in purchases of property and equipment as we continued to invest in capitalized software development projects and to support operations at our data centers.

For the six months ended July 31, 2024, net cash used in investing activities of $236.9 million was primarily driven by the acquisition of Lexion, which totaled $143.6 million, net of cash acquired, in addition to $47.6 million net purchases of marketable securities and $45.0 million in purchases of property and equipment as we continued to support operations at our data centers and invest in capitalized software development projects.

Cash Flows from Financing Activities

For the six months ended July 31, 2025, net cash used in financing activities of $496.9 million was primarily driven by $384.9 million to repurchase 4.9 million shares of common stock through our stock repurchase program and $108.8 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

For the six months ended July 31, 2024, net cash used in financing activities of $408.9 million was primarily driven by $349.1 million to repurchase 6.3 million shares of common stock through our stock repurchase program, and $59.8 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

Docusign, Inc. | 2026 Form 10-Q | 31

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
Docusign, Inc. | 2026 Form 10-Q | 32

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, acquisition-related expenses, restructuring and other related charges, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. We have determined the projected non-GAAP tax rate to be 20% for fiscal 2025 and 21% for fiscal 2026 due to the impact of the OBBBA.

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

Billings: We define billings as total revenues plus the change in our contract liabilities and refund liability less contract assets and unbilled accounts receivable in a given period. Billings reflects sales to new customers plus subscription renewals and additional sales to existing customers. Only amounts invoiced to a customer in a given period are included in billings. We believe billings can be used to measure our periodic performance, when taking into consideration the timing aspects of customer renewals, which represent a large component of our business. Given that most of our customers pay in annual installments one year in advance, but we typically recognize a majority of the related revenue ratably over time, we use billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers.

Docusign, Inc. | 2026 Form 10-Q | 33

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
GAAP gross profit	$635,173	$580,562	$1,241,558	$1,140,756
Add: Stock-based compensation	18,592	20,591	35,496	39,474
Add: Employer payroll tax on employee stock transactions	1,575	816	3,448	1,839
Add: Amortization of acquisition-related intangibles	1,562	3,067	5,127	5,137
Non-GAAP gross profit	$656,902	$605,036	$1,285,629	$1,187,206
GAAP gross margin	79.3%	78.9%	79.4%	78.9%
Non-GAAP adjustments	2.7%	3.3%	2.8%	3.1%
Non-GAAP gross margin	82.0%	82.2%	82.2%	82.0%

GAAP subscription gross profit	$640,291	$584,994	$1,249,150	$1,149,875
Add: Stock-based compensation	14,425	15,593	27,421	29,774
Add: Employer payroll tax on employee stock transactions	1,220	595	2,665	1,387
Add: Amortization of acquisition-related intangibles	1,562	3,067	5,127	5,137
Non-GAAP subscription gross profit	$657,498	$604,249	$1,284,363	$1,186,173
GAAP subscription gross margin	81.6%	81.5%	81.6%	81.6%
Non-GAAP adjustments	2.2%	2.7%	2.3%	2.6%
Non-GAAP subscription gross margin	83.8%	84.2%	83.9%	84.2%

GAAP professional services and other gross loss	$(5,118)	$(4,432)	$(7,592)	$(9,119)
Add: Stock-based compensation	4,167	4,998	8,075	9,700
Add: Employer payroll tax on employee stock transactions	355	221	783	452
Non-GAAP professional services and other gross profit (loss)	$(596)	$787	$1,266	$1,033
GAAP professional services and other gross margin	(31.5)%	(23.8)%	(22.5)%	(24.8)%
Non-GAAP adjustments	27.8%	28.0%	26.3%	27.6%
Non-GAAP professional services and other gross margin	(3.7)%	4.2%	3.8%	2.8%

Reconciliation of income from operations and operating margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
GAAP income from operations	$65,227	$57,801	$125,482	$80,429
Add: Stock-based compensation	160,538	164,448	306,134	302,324
Add: Employer payroll tax on employee stock transactions	8,048	4,772	20,307	11,176
Add: Amortization of acquisition-related intangibles	4,916	6,180	11,835	10,879
Add: Acquisition-related expenses	—	3,358	—	4,716
Add: Restructuring and other related charges	—	597	—	29,721
Non-GAAP income from operations	$238,729	$237,156	$463,758	$439,245
GAAP operating margin	8.1%	7.9%	8.0%	5.6%
Non-GAAP adjustments	21.7%	24.3%	21.6%	24.8%
Non-GAAP operating margin	29.8%	32.2%	29.6%	30.4%

Docusign, Inc. | 2026 Form 10-Q | 34

Reconciliation of net income:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
GAAP net income	$62,970	$888,211	$135,057	$921,971
Add: Stock-based compensation	160,538	164,448	306,134	302,324
Add: Employer payroll tax on employee stock transactions	8,048	4,772	20,307	11,176
Add: Amortization of acquisition-related intangibles	4,916	6,180	11,835	10,879
Add: Acquisition-related expenses	—	3,358	—	4,716
Add: Restructuring and other related charges	—	597	—	29,721
Add: Income tax and other tax adjustments	(41,387)	(866,572)	(87,397)	(906,950)
Non-GAAP net income	$195,085	$200,994	$385,936	$373,837

Computation of free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$246,073	$220,208	$497,512	$475,034
Less: Purchases of property and equipment	(28,425)	(22,280)	(52,049)	(45,033)
Non-GAAP free cash flow	$217,648	$197,928	$445,463	$430,001
Net cash used in investing activities	$(30,452)	$(176,110)	$(55,377)	$(236,887)
Net cash used in financing activities	$(273,340)	$(239,068)	$(496,855)	$(408,942)

Computation of billings:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Revenue	$800,636	$736,027	$1,564,290	$1,445,667
Add: Contract liabilities and refund liability, end of period	1,468,618	1,334,461	1,468,618	1,334,461
Less: Contract liabilities and refund liability, beginning of period	(1,450,718)	(1,340,680)	(1,479,266)	(1,343,792)
Add: Contract assets and unbilled accounts receivable, beginning of period	13,319	17,179	17,825	20,189
Less: Contract assets and unbilled accounts receivable, end of period	(13,824)	(17,461)	(13,824)	(17,461)
Add: Contract assets and unbilled accounts receivable by acquisitions	—	53	—	53
Less: Contract liabilities and refund liability contributed by acquisitions	—	(5,071)	—	(5,071)
Non-GAAP billings	$818,031	$724,508	$1,557,643	$1,434,046

Docusign, Inc. | 2026 Form 10-Q | 35

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of July 31, 2025, we had cash, cash equivalents, restricted cash, and investments totaling $1.1 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $3.4 million decrease in the fair value of our investment portfolio as of July 31, 2025. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of July 31, 2025, we had access to a revolving credit facility. In May 2025, we entered into an agreement with a syndicate of banks, which superseded and replaced our prior credit facility and provides for a secured revolving credit facility in an aggregate principal amount of $750.0 million, which may be increased by an additional $250.0 million subject to customary terms and conditions. Under the new credit agreement, we can secure borrowings based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

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

Docusign, Inc. | 2026 Form 10-Q | 36

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of July 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the second quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Docusign, Inc. | 2026 Form 10-Q | 37

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

Docusign, Inc. | 2026 Form 10-Q | 38

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
Docusign, Inc. | 2026 Form 10-Q | 39

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
Docusign, Inc. | 2026 Form 10-Q | 40

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
Docusign, Inc. | 2026 Form 10-Q | 41

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

Docusign, Inc. | 2026 Form 10-Q | 42

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

Docusign, Inc. | 2026 Form 10-Q | 43

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

Docusign, Inc. | 2026 Form 10-Q | 44

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

Docusign, Inc. | 2026 Form 10-Q | 45

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

Docusign, Inc. | 2026 Form 10-Q | 46

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
Docusign, Inc. | 2026 Form 10-Q | 47

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

Docusign, Inc. | 2026 Form 10-Q | 48

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
Docusign, Inc. | 2026 Form 10-Q | 49

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2025, 2024 and 2023 total revenue generated from customers outside the U.S. was 28%, 26% and 25% of our total revenue. As of July 31, 2025, we have offices in 12 countries and approximately 38% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
Docusign, Inc. | 2026 Form 10-Q | 50

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
Docusign, Inc. | 2026 Form 10-Q | 51

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

As of July 31, 2025, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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
Docusign, Inc. | 2026 Form 10-Q | 52

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
Docusign, Inc. | 2026 Form 10-Q | 53

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
Docusign, Inc. | 2026 Form 10-Q | 54

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
Docusign, Inc. | 2026 Form 10-Q | 55

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
Docusign, Inc. | 2026 Form 10-Q | 56

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

Docusign, Inc. | 2026 Form 10-Q | 57

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
Docusign, Inc. | 2026 Form 10-Q | 58

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
Docusign, Inc. | 2026 Form 10-Q | 59

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
Docusign, Inc. | 2026 Form 10-Q | 60

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
Docusign, Inc. | 2026 Form 10-Q | 61

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

Docusign, Inc. | 2026 Form 10-Q | 62

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended July 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
May 1 - May 31	—	—	—	$1,424,485
June 1 - June 30	1,844,577	$75.64	1,844,577	$1,284,965
July 1 - July 31	778,246	$77.78	778,246	$1,224,432
Total	2,622,823		2,622,823	$1,224,432

(1) Our board of directors authorized a stock repurchase program, which commenced in March 2022, and subsequently, in September 2023, May 2024, and May 2025, the board of directors increased authorizations for an aggregate total of $2.5 billion. Repurchases of our common stock may be effected from time to time, either on the open market, block trades, in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. See Note 8 of this Quarterly Report on Form 10-Q for additional information related to stock repurchases.

(2) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the IRA.

Docusign, Inc. | 2026 Form 10-Q | 63

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. Other Information

During the three months ended July 31, 2025, the following officers and directors of the Company entered into trading plans during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies on insider trading:

Name (1)	Title	Adoption Date	Earliest Sale Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased
Teresa Briggs	Director	June 12, 2025	September 11, 2025	June 12, 2026	up to 1,458	N/A
Anna Marrs	Director	June 16, 2025	September 15, 2025	June 16, 2026	up to 2,912	N/A
James Beer	Director	June 17, 2025	September 16, 2025	June 4, 2027	up to 3,600	N/A
Paula Hansen	Chief Revenue Officer	July 8, 2025	October 7, 2025	July 8, 2026	up to 24,000	N/A

1.The aggregate # of securities to be sold under Ms. Hansen’s plans includes the maximum payout for certain unvested PSUs.

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

Docusign, Inc. | 2026 Form 10-Q | 64

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

Docusign, Inc. | 2026 Form 10-Q | 65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2025

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Blake Grayson
Blake Grayson
Chief Financial Officer
(Principal Accounting and Financial Officer)

Docusign, Inc. | 2026 Form 10-Q | 66