Form 10-Q
period 2025-10-31
DOCUSIGN, INC.
filed 2025-12-05
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 200,272,740 shares of common stock, par value $0.0001, outstanding as of November 30, 2025.

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
Docusign, Inc. | 2026 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	October 31, 2025	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$583,291	$648,623
Investments—current	256,580	314,924
Accounts receivable, net of allowance for doubtful accounts of $8,697 and $8,828 as of October 31, 2025 and January 31, 2025	354,978	429,582
Contract assets—current	8,978	13,764
Prepaid expenses and other current assets	103,328	82,368
Total current assets	1,307,155	1,489,261
Investments—noncurrent	208,529	134,105
Property and equipment, net	343,636	299,370
Operating lease right-of-use assets	133,183	109,630
Goodwill	457,247	454,477
Intangible assets, net	60,816	76,388
Deferred contract acquisition costs—noncurrent	462,552	467,201
Deferred tax assets—noncurrent	838,694	840,470
Other assets—noncurrent	170,227	141,803
Total assets	$3,982,039	$4,012,705
Liabilities and Equity
Current liabilities
Accounts payable	$22,482	$30,697
Accrued expenses and other current liabilities	119,841	99,579
Accrued compensation	180,982	227,115
Contract liabilities—current	1,444,599	1,455,442
Operating lease liabilities—current	15,840	19,077
Total current liabilities	1,783,744	1,831,910
Contract liabilities—noncurrent	28,027	21,523
Operating lease liabilities—noncurrent	134,533	105,350
Deferred tax liability—noncurrent	18,497	20,596
Other liabilities—noncurrent	35,717	30,634
Total liabilities	2,000,518	2,010,013
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of October 31, 2025 and January 31, 2025	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 200,297 shares outstanding as of October 31, 2025; 500,000 shares authorized, 202,477 shares outstanding as of January 31, 2025	20	20
Treasury stock, at cost: 37 shares as of October 31, 2025; 30 shares as of January 31, 2025	(3,387)	(2,871)
Additional paid-in capital	3,665,653	3,321,242
Accumulated other comprehensive loss	(12,045)	(28,376)
Accumulated deficit	(1,668,720)	(1,287,323)
Total stockholders’ equity	1,981,521	2,002,692
Total liabilities and equity	$3,982,039	$4,012,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue:
Subscription	$800,958	$734,693	$2,331,548	$2,143,542
Professional services and other	17,392	20,127	51,092	56,945
Total revenue	818,350	754,820	2,382,640	2,200,487
Cost of revenue:
Subscription	150,372	134,587	431,812	393,561
Professional services and other	20,174	21,950	61,466	67,887
Total cost of revenue	170,546	156,537	493,278	461,448
Gross profit	647,804	598,283	1,889,362	1,739,039
Operating expenses:
Sales and marketing	296,516	290,597	898,379	859,705
Research and development	167,626	151,101	496,703	432,992
General and administrative	98,307	97,555	283,443	277,162
Restructuring and other related charges	—	—	—	29,721
Total operating expenses	562,449	539,253	1,678,525	1,599,580
Income from operations	85,355	59,030	210,837	139,459
Interest expense	(654)	(462)	(1,960)	(1,150)
Interest income and other income, net	10,828	13,006	36,902	41,745
Income before provision for (benefit from) income taxes	95,529	71,574	245,779	180,054
Provision for (benefit from) income taxes	11,804	9,151	26,997	(804,340)
Net income	$83,725	$62,423	$218,782	$984,394
Net income per share attributable to common stockholders:
Basic	$0.41	$0.31	$1.08	$4.81
Diluted	$0.40	$0.30	$1.04	$4.69
Weighted-average shares used in computing net income per share:
Basic	201,954	203,567	202,619	204,674
Diluted	208,069	208,706	210,605	209,755

Comprehensive income:
Foreign currency translation gain (loss), net of tax	$3,179	$285	$15,866	$(5,033)
Unrealized gains on investments, net of tax	854	581	465	711
Other comprehensive income (loss)	4,033	866	16,331	(4,322)
Comprehensive income	$87,758	$63,289	$235,113	$980,072

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$15,018	$14,862	$42,439	$44,636
Cost of revenue—professional services and other	3,992	4,765	12,067	14,465
Sales and marketing	48,018	49,347	143,184	154,396
Research and development	60,806	53,184	177,102	150,816
General and administrative	32,808	31,070	91,984	91,239
Restructuring and other related charges	—	—	—	4,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at July 31, 2025	201,098	$20	$3,544,127	$(3,192)	$(16,078)	$(1,536,902)	$1,987,975
Exercise of stock options	5	—	80	—	—	—	80
Settlement of restricted stock units	2,643	—	—	—	—	—	—
Employee stock purchase plan	317	—	18,770	—	—	—	18,770
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(945)	—	(75,595)	(195)	—	—	(75,790)
Repurchases of common stock	(2,821)	—	—	—	—	(215,543)	(215,543)
Employee stock-based compensation	—	—	178,271	—	—	—	178,271
Net income	—	—	—	—	—	83,725	83,725
Other comprehensive income, net	—	—	—	—	4,033	—	4,033
Balances at October 31, 2025	200,297	$20	$3,665,653	$(3,387)	$(12,045)	$(1,668,720)	$1,981,521

Balances at July 31, 2024	202,296	$20	$3,087,650	$(2,670)	$(24,548)	$(1,099,046)	$1,961,406
Exercise of stock options	576	—	10,257	—	—	—	10,257
Settlement of restricted stock units	2,640	—	—	—	—	—	—
Employee stock purchase plan	298	—	15,124	—	—	—	15,124
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(934)	—	(52,252)	(201)	—	—	(52,453)
Repurchases of common stock	(2,876)	—	—	—	—	(172,948)	(172,948)
Employee stock-based compensation	—	—	164,702	—	—	—	164,702
Net income	—	—	—	—	—	62,423	62,423
Other comprehensive income, net	—	—	—	—	866	—	866
Balances at October 31, 2024	202,000	$20	$3,225,481	$(2,871)	$(23,682)	$(1,209,571)	$1,989,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2026 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2025	202,477	$20	$3,321,242	$(2,871)	$(28,376)	$(1,287,323)	$2,002,692
Exercise of stock options	75	—	1,250	—	—	—	1,250
Settlement of restricted stock units	7,389	—	—	—	—	—	—
Employee stock purchase plan	729	—	40,780	—	—	—	40,780
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(2,664)	—	(211,750)	(516)	—	—	(212,266)
Repurchases of common stock	(7,709)	—	—	—	—	(600,179)	(600,179)
Employee stock-based compensation	—	—	514,131	—	—	—	514,131
Net income	—	—	—	—	—	218,782	218,782
Other comprehensive income, net	—	—	—	—	16,331	—	16,331
Balances at October 31, 2025	200,297	$20	$3,665,653	$(3,387)	$(12,045)	$(1,668,720)	$1,981,521

Balances at January 31, 2024	205,326	$21	$2,821,461	$(2,164)	$(19,360)	$(1,670,219)	$1,129,739
Exercise of stock options	660	—	11,346	—	—	—	11,346
Settlement of restricted stock units	6,869	—	—	—	—	—	—
Employee stock purchase plan	862	—	35,314	—	—	—	35,314
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(2,496)	—	(135,992)	(707)	—	—	(136,699)
Repurchases of common stock	(9,221)	(1)	—	—	—	(523,746)	(523,747)
Employee stock-based compensation	—	—	493,352	—	—	—	493,352
Net income	—	—	—	—	—	984,394	984,394
Other comprehensive loss, net	—	—	—	—	(4,322)	—	(4,322)
Balances at October 31, 2024	202,000	$20	$3,225,481	$(2,871)	$(23,682)	$(1,209,571)	$1,989,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2026 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$218,782	$984,394
Adjustments to reconcile net income provided by operating activities:
Depreciation and amortization	89,648	79,097
Amortization of deferred contract acquisition and fulfillment costs	203,510	172,731
Amortization of debt discount and transaction costs	607	415
Non-cash operating lease costs	14,168	14,463
Stock-based compensation expense	466,776	460,388
Deferred income taxes	(815)	(817,886)
Other	2,139	6,472
Changes in operating assets and liabilities:
Accounts receivable	71,036	130,691
Prepaid expenses and other current assets	(20,079)	(8,300)
Deferred contract acquisition and fulfillment costs	(195,254)	(214,548)
Other assets	(301)	(16,118)
Accounts payable	(8,317)	(1,514)
Accrued expenses and other liabilities	23,978	(7,146)
Accrued compensation	(53,009)	(41,128)
Contract liabilities	(9,664)	(16,431)
Operating lease liabilities	(15,419)	(16,220)
Net cash provided by operating activities	787,786	709,360
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	—	(143,611)
Purchases of marketable securities	(321,598)	(333,537)
Maturities of marketable securities	308,458	265,834
Purchases of strategic and other investments	(562)	(625)
Purchases of property and equipment	(79,423)	(68,646)
Net cash used in investing activities	(93,125)	(280,585)
Cash flows from financing activities:
Payment of revolving credit facility costs	(3,133)	—
Repurchases of common stock	(600,002)	(521,803)
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(206,211)	(132,134)
Proceeds from exercise of stock options	1,250	11,346
Proceeds from employee stock purchase plan	40,780	35,314
Net cash used in financing activities	(767,316)	(607,277)
Effect of foreign exchange on cash, cash equivalents and restricted cash	13,374	(2,239)
Net decrease in cash, cash equivalents and restricted cash	(59,281)	(180,741)
Cash, cash equivalents and restricted cash at beginning of period (1)	659,554	801,499
Cash, cash equivalents and restricted cash at end of period (1)	$600,273	$620,758
(1) $17.0 million and $10.9 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent as of October 31, 2025 and January 31, 2025. $9.9 million and $4.4 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent as of October 31, 2024 and January 31, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2026 Form 10-Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended October 31,
(in thousands)	2025	2024
Supplemental disclosure:
Cash paid for operating lease liabilities	$20,654	$20,885
Cash paid for income taxes	8,718	17,377
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$181	$2,036
Operating lease right-of-use assets exchanged for lease obligations	37,160	4,739
Excise tax payable on net stock repurchase	1,640	1,943

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

Docusign, Inc. (“we,” “our”, “Docusign”, the “Company”, or “us”) was incorporated in the State of Washington in April 2003. We merged with and into Docusign, Inc., a Delaware corporation, in March 2015.

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2025 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for the year ending January 31, 2026.

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

Docusign, Inc. | 2026 Form 10-Q | 11

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, “Income Taxes: Improvements to Income Tax Disclosures” (“ASU 2023-09”), amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual filings for our fiscal year beginning February 1, 2025, with early adoption permitted and can be applied on either a prospective or retrospective basis. We are currently evaluating the effect of adopting ASU 2023-09 on our income tax disclosures.

In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosure" (“ASU 2024-03”), which requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. ASU 2024-03 is effective for annual filings for our fiscal year beginning February 1, 2027, and interim filings for the fiscal year beginning February 1, 2028, and can be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the effect of adopting ASU 2024-03 on our financial statements.

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments—Credit Losses” (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contracts assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual filings for our fiscal year beginning February 1, 2026 and interim reporting periods in the same annual reporting period. We are currently evaluating the effect of adopting ASU 2025-05 on our financial statements.

In September 2025, the FASB issued Accounting Standards Update 2025-06, “Intangibles—Goodwill and Other— Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which updates the capitalization criteria for internal-use software development costs and removes references to software development stages. ASU 2025-06 is effective for annual filings for our fiscal year beginning February 1, 2028 and interim reporting periods in the same annual period. We are currently evaluating the effect of adopting ASU 2025-06 on our financial statements.

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 98% of our revenue in each of the three and nine months ended October 31, 2025, and 97% of our revenue in each of the three and nine months ended October 31, 2024.

Performance Obligations

As of October 31, 2025, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.3 billion. We expect to recognize 58% of the transaction price allocated to remaining performance obligations within the 12 months following October 31, 2025 in our condensed consolidated statement of operations and comprehensive income.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $9.0 million and $13.8 million as of October 31, 2025 and January 31, 2025. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the nine months ended October 31, 2025 and 2024, we recognized revenue of $1.3 billion and $1.2 billion that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Docusign, Inc. | 2026 Form 10-Q | 12

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	October 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$258,197	$—	$—	$258,197
Level 2:
Available-for-sale securities
Commercial paper	32,777	7	(6)	32,778
Corporate notes and bonds	410,241	730	(126)	410,845
U.S. governmental securities	21,498	2	(14)	21,486
Level 2 total	464,516	739	(146)	465,109
Total	$722,713	$739	$(146)	$723,306

	January 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$183,885	$—	$—	$183,885
Level 2:
Available-for-sale securities
Commercial paper	31,367	12	(8)	31,371
Corporate notes and bonds	399,034	522	(378)	399,178
U.S. governmental securities	18,500	1	(21)	18,480
Level 2 total	448,901	535	(407)	449,029
Total	$632,786	$535	$(407)	$632,914
(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of October 31, 2025 and January 31, 2025, in addition to cash of $325.1 million and $464.7 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair values of our available-for-sale securities as of October 31, 2025, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$256,580
Due in one to two years	208,529
$465,109

As of October 31, 2025 and January 31, 2025, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of October 31, 2025 and January 31, 2025.

Docusign, Inc. | 2026 Form 10-Q | 13

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	October 31, 2025	January 31, 2025
Computer and network equipment	$128,100	$133,486
Software, including capitalized software development costs	345,451	278,918
Furniture and office equipment	22,494	20,360
Leasehold improvements	66,114	64,012
	562,159	496,776
Less: Accumulated depreciation	(357,843)	(303,676)
	204,316	193,100
Work in progress	139,320	106,270
Total	$343,636	$299,370

Depreciation and amortization expense associated with property and equipment was $25.5 million and $20.7 million for the three months ended October 31, 2025 and 2024, and $72.9 million and $61.3 million for the nine months ended October 31, 2025 and 2024. This included amortization expense related to capitalized internally developed software costs of $19.6 million and $14.3 million for the three months ended October 31, 2025 and 2024, and $55.5 million and $39.4 million for the nine months ended October 31, 2025 and 2024.

For the three months ended October 31, 2025 and 2024, we capitalized $38.7 million and $29.8 million of internally developed software, including $14.2 million and $10.0 million of capitalized stock-based compensation expense in the three months ended October 31, 2025 and 2024. For the nine months ended October 31, 2025 and 2024, we capitalized $103.8 million and $81.3 million of internally developed software, including $37.1 million and $27.7 million of capitalized stock-based compensation expense in the nine months ended October 31, 2025 and 2024.

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Nine Months Ended October 31,
(in thousands)	2025	2024
Deferred Contract Acquisition Costs:
Beginning balance	$467,201	$409,658
Additions to deferred contract acquisition costs	159,565	183,040
Amortization of deferred contract acquisition costs	(170,219)	(143,769)
Cumulative translation adjustment	6,005	(2,942)
Ending balance	$462,552	$445,987

Deferred Contract Fulfillment Costs:
Beginning balance	$23,657	$22,525
Additions to deferred contract fulfillment costs	35,689	31,508
Amortization of deferred contract fulfillment costs	(33,291)	(28,962)
Cumulative translation adjustment	1,598	73
Ending balance	$27,653	$25,144

Docusign, Inc. | 2026 Form 10-Q | 14

Note 6. Debt

Revolving Credit Facility

In January 2021, we entered into a credit agreement, as subsequently amended in May 2023, with a syndicate of banks. The credit agreement extended a senior secured revolving credit facility to us through January 2026 in an aggregate principal amount of $500.0 million, which provided for an additional $250.0 million subject to the terms of the credit agreement.

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

The Credit Facility matures in May 2030 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of October 31, 2025. As of October 31, 2025, there were no outstanding borrowings under the Credit Facility. The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.10% and 0.30% per annum on the daily undrawn balance depending on certain conditions as provided in the credit agreement.

Note 7. Commitments and Contingencies

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of October 31, 2025, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2026, remainder	$12,125
2027	39,799
2028	18,019
2029	8,387
2030	3,584
Thereafter	3,716
Total	$85,630

We entered into an agreement, which includes a minimum commitment, with a public cloud computing service provider. As of October 31, 2025, our remaining minimum commitment under the agreement is $315.2 million through fiscal 2030, which is excluded from the table above.

Operating Leases

We lease offices under noncancelable operating lease agreements that expire at various dates through the end of July 2040. Some of our operating leases contain escalation provisions for adjustments in the consumer price index and options to renew. We include a renewal option in the lease terms for calculating our lease liability when we are reasonably certain that we will exercise the renewal option.

In October 2025, we entered into an agreement to extend the term of our existing office space lease and lease additional office space in San Francisco, California. We recognized the effect of the extension on our existing lease as of the effective date of the agreement. Accordingly, we remeasured the future lease payments, net of lease incentives, and recognized a $17.3 million increase in our right-of-use assets and lease liabilities. The expected lease term for the existing space is approximately 14.8 years. Subsequently, the lease term for the additional office space commenced in the fourth quarter of fiscal 2026 when we took possession of the space. The future undiscounted lease payments for the additional office space, net of expected lease incentives, are $60.1 million. The expected lease term for the additional space is approximately 14.7 years.

Docusign, Inc. | 2026 Form 10-Q | 15

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of October 31, 2025, and January 31, 2025. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

Docusign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. Docusign, Inc., et al., Case No. 3:22-cv-00824, naming Docusign and certain of our then-current and former officers as defendants. An amended complaint was filed on July 8, 2022. As amended, the suit purports to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. As amended, the suit is purportedly brought on behalf of purchasers of our securities between June 4, 2020 and June 9, 2022. Our motion to dismiss was denied by the U.S. District Court on April 18, 2023 and we have continued to defend the case since that time. A second amended complaint was filed on April 14, 2025, but has been held in abeyance and is superseded by a third amended complaint filed May 22, 2025. Our motion to dismiss that complaint was filed on June 12, 2025. The Court held a hearing on the motion to dismiss on September 11, 2025, and has not yet ruled on it. Discovery and other case proceedings have been stayed pending resolution of our motion to dismiss.

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
Docusign, Inc. | 2026 Form 10-Q | 16

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

As of October 31, 2025, 46.2 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

RSU activity for the nine months ended October 31, 2025 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2025	27,268	$57.62
Granted	8,280	85.42
Vested	(7,443)	63.43
Canceled	(2,299)	63.01
Unvested at October 31, 2025	25,806	$64.28

As of October 31, 2025, our total unrecognized compensation cost related to RSUs was $1.2 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 2.46 years.

As of October 31, 2025, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions (“PSU”) was $174.7 million. The number of RSUs granted or canceled included in the table above reflects shares that could be eligible to vest at 100% of target for PSUs and includes adjustments for over or under achievement for PSUs granted in prior periods.

Docusign, Inc. | 2026 Form 10-Q | 17

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of October 31, 2025, 13.1 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $4.7 million and $3.3 million for the three months ended October 31, 2025 and 2024, and $12.9 million and $9.9 million for the nine months ended October 31, 2025 and 2024.

Stock Repurchase Program

Our board of directors authorized a stock repurchase program, which commenced in March 2022, and subsequently, in September 2023, May 2024, and May 2025, the board of directors increased authorizations for an aggregate total of $2.5 billion. As of October 31, 2025, our total remaining authorization under our stock repurchase plan is up to $1.0 billion.

The following table summarizes the share repurchase activity under our stock repurchase program:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Number of shares repurchased	2,821	2,876	7,709	9,221
Aggregate purchase price[1]	$215,543	$172,948	$600,179	$523,747
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

Docusign, Inc. | 2026 Form 10-Q | 18

Note 10. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income attributable to common stockholders	$83,725	$62,423	$218,782	$984,394
Denominator:
Weighted-average common shares outstanding, basic	201,954	203,567	202,619	204,674
Effect of dilutive securities	6,115	5,139	7,986	5,081
Weighted-average common shares outstanding, diluted	208,069	208,706	210,605	209,755
Net income per share attributable to common stockholders:
Basic	$0.41	$0.31	$1.08	$4.81
Diluted	$0.40	$0.30	$1.04	$4.69

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
RSUs	6,434	2,879	3,654	3,011
ESPP	119	120	9	288
Total antidilutive securities	6,553	2,999	3,663	3,299

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

We recorded an income tax provision of $11.8 million and $27.0 million for the three and nine months ended October 31, 2025. We recorded an income tax provision of $9.2 million and an income tax benefit of $804.3 million for the three and nine months ended October 31, 2024. In the three and nine months ended October 31, 2025, the tax provision was driven by U.S. and foreign earnings, partially offset by benefits related to stock-based compensation. In the three months ended October 31, 2024, the tax provision was driven by U.S. and foreign earnings. In the nine months ended October 31, 2024, the tax benefit was primarily due to a discrete tax benefit of $837.7 million recognized in the three months ended July 31, 2024 for the release of the valuation allowance related to our U.S deferred tax assets, offset by tax on U.S. and foreign earnings and stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation includes significant tax law changes, including the restoration of immediate expensing for domestic research and development costs. The legislation has multiple effective dates with certain provisions effective in 2025 and others implemented through 2027. While we continue to evaluate the impact of the legislation taking effect in future years, the impact of changes effective during fiscal 2026 are included in our tax provision and have resulted in additional tax expense.

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of July 31, 2024, based on all available positive and negative evidence, having
Docusign, Inc. | 2026 Form 10-Q | 19

demonstrated sustained U.S. profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and states deferred tax assets will be realizable, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. The nine months ended October 31, 2024 included a $837.7 million release of a net valuation allowance, recorded as a discrete tax benefit during the three months ended July 31, 2024. As of October 31, 2025, we continue to maintain valuation allowances related to certain federal deferred tax assets subject to limitation on use and our California and Ireland deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
As of October 31, 2025, our gross unrecognized tax benefits totaled $86.2 million, excluding related accrued interest and penalties, of which $69.1 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.
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

Segment assets are reported on the consolidated balance sheets as total assets.

Our reported measure of segment profit is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Net income	83,725	62,423	218,782	984,394

The following amounts are included in our reported measure of segment profit:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Revenues from external customers	818,350	754,820	2,382,640	2,200,487
Depreciation and amortization	30,399	27,569	89,648	79,097
Interest income	10,211	10,965	31,422	35,121
Provision for (benefit from) income taxes	11,804	9,151	26,997	(804,340)

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
U.S.	$576,390	$543,294	$1,690,209	$1,585,472
International	241,960	211,526	692,431	615,015
Total revenue	$818,350	$754,820	$2,382,640	$2,200,487

No single country other than the U.S. had revenue greater than 10% of total revenue in the three and nine months ended October 31, 2025 and 2024.

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

Executive Overview of Third Quarter Results

Overview

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our IAM platform, the world’s leading eSignature solution, and CLM solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a better customer experience. For example, Docusign’s innovative IAM platform automates agreement workflows, uncovers actionable insights, and leverages AI capabilities, which enables organizations to create, commit to, and manage agreements, from virtually anywhere in the world, securely. As of October 31, 2025, nearly 1.8 million customers and more than a billion users worldwide utilize Docusign to accelerate and simplify the process of doing business.

We generate substantially all our revenue from sales of subscriptions, which accounted for 98% of our revenue in each of the three and nine months ended October 31, 2025, and 97% of our revenue in each of the three and nine months ended October 31, 2024. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers with deployment and integration services. Other revenue includes amounts derived from sales of on-premises solutions. Professional services and other revenue accounted for the remainder of total revenue in each of the three and nine months ended October 31, 2025 and 2024. We anticipate a greater focus on investing in customer success through our professional services offered by partners. We believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

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

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,165 customers as of October 31, 2025 compared to 1,075 customers as of October 31, 2024. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Docusign, Inc. | 2026 Form 10-Q | 22

Financial Results for the Three and Nine Months Ended October 31, 2025 and 2024

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Total revenue	$818,350	$754,820	$2,382,640	$2,200,487
Total costs and expenses	732,995	695,790	2,171,803	2,061,028
Total stock-based compensation expense	160,642	153,228	466,776	460,388
Income from operations	85,355	59,030	210,837	139,459
Net income	83,725	62,423	218,782	984,394
Net cash provided by operating activities	290,274	234,326	787,786	709,360
Purchases of property and equipment	(27,374)	(23,613)	(79,423)	(68,646)

Cash, cash equivalents, restricted cash and investments were $1.1 billion as of October 31, 2025.

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

Growing Customer Base

As of October 31, 2025, we had a total of nearly 1.8 million customers, including approximately 276,000 small and medium-sized businesses (“SMBs”), mid-market companies, and large enterprise customers served by our direct sales force. We had over 1.6 million customers, including approximately 256,000 customers served by our direct sales force as of October 31, 2024.

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

Docusign, Inc. | 2026 Form 10-Q | 23

Increasing International Revenue

International revenue increased by 13% in the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. Additionally, our international revenue represented 30% of our total revenue in the three months ended October 31, 2025, and 29% of our total revenue in the nine months ended October 31, 2025, compared to 28% in each of the three and nine month periods ended October 31, 2024.

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

Docusign, Inc. | 2026 Form 10-Q | 25

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of July 31, 2024, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and states deferred tax assets will be realizable, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. Included in the tax benefit for the nine months ended October 31, 2024 was a release of a net valuation allowance of $837.7 million, recorded as a discrete tax benefit during the three months ended July 31, 2024. As of October 31, 2025, we continue to maintain valuation allowances related to certain federal deferred tax assets subject to limitation on use and our California and Ireland deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
Docusign, Inc. | 2026 Form 10-Q | 26

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2025	As % of revenue	2024	As % of revenue	2025	As % of revenue	2024	As % of revenue
Revenue:
Subscription	$800,958	98%	$734,693	97%	$2,331,548	98%	$2,143,542	97%
Professional services and other	17,392	2	20,127	3	51,092	2	56,945	3
Total revenue	818,350	100	754,820	100	2,382,640	100	2,200,487	100
Cost of revenue:
Subscription	150,372	18	134,587	18	431,812	18	393,561	18
Professional services and other	20,174	3	21,950	3	61,466	3	67,887	3
Total cost of revenue	170,546	21	156,537	21	493,278	21	461,448	21
Gross profit	647,804	79	598,283	79	1,889,362	79	1,739,039	79
Operating expenses:
Sales and marketing	296,516	36	290,597	38	898,379	37	859,705	39
Research and development	167,626	21	151,101	20	496,703	21	432,992	20
General and administrative	98,307	12	97,555	13	283,443	12	277,162	13
Restructuring and other related charges	—	—	—	—	—	—	29,721	1
Total operating expenses	562,449	69	539,253	71	1,678,525	70	1,599,580	73
Income from operations	85,355	10	59,030	8	210,837	9	139,459	6
Interest expense	(654)	—	(462)	—	(1,960)	—	(1,150)	—
Interest income and other income, net	10,828	2	13,006	1	36,902	1	41,745	2
Income before provision for (benefit from) income taxes	95,529	12	71,574	9	245,779	10	180,054	8
Provision for (benefit from) income taxes	11,804	2	9,151	1	26,997	1	(804,340)	(37)
Net income	$83,725	10%	$62,423	8%	$218,782	9%	$984,394	45%
The following discussion and analysis is for the three and nine months ended October 31, 2025, compared to the same period in 2024, unless otherwise stated.

Docusign, Inc. | 2026 Form 10-Q | 27

Revenue

	Three Months Ended October 31,		2025 versus 2024	Nine Months Ended October 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024		2025	2024
Revenue:
Subscription	$800,958	$734,693	9%	$2,331,548	$2,143,542	9%
Professional services and other	17,392	20,127	(14)%	51,092	56,945	(10)%
Total revenue	$818,350	$754,820	8%	$2,382,640	$2,200,487	8%

Subscription revenue increased by $66.3 million, or 9%, in the three months ended October 31, 2025 and by $188.0 million, or 9%, in the nine months ended October 31, 2025. The increase was primarily due to the expansion of revenue from our commercial and enterprise accounts, as well as our digital channel. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		2025 versus 2024		Nine Months Ended October 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024			2025	2024
Cost of revenue:
Subscription	$150,372	$134,587	12%		$431,812	$393,561	10%
Professional services and other	20,174	21,950	(8)%		61,466	67,887	(9)%
Total cost of revenue	$170,546	$156,537	9%		$493,278	$461,448	7%
Gross margin:
Subscription	81%	82%	(1)	pts	81%	82%	(1)	pts
Professional services and other	(16)%	(9)%	(7)	pts	(20)%	(19)%	(1)	pts
Total gross margin	79%	79%	—	pts	79%	79%	—	pts

Cost of subscription revenue increased by $15.8 million, or 12%, in the three months ended October 31, 2025, and by $38.3 million, or 10%, in the nine months ended October 31, 2025, primarily driven by higher costs to support our growing customer base.

In the three months ended October 31, 2025, information technology costs, particularly hosting costs, increased by $9.7 million as we continued our transition from co-located data centers to public cloud storage infrastructure to support future growth of our platform, including IAM.

Increases in the nine months ended October 31, 2025, primarily consisted of:
•$24.3 million increase in information technology costs, particularly hosting costs;
•$7.8 million increase in partner and reseller fees to support our customer base; and
•$5.7 million increase in depreciation and amortization, primarily attributable to our capitalized software projects.

Docusign, Inc. | 2026 Form 10-Q | 28

Sales and Marketing

	Three Months Ended October 31,		2025 versus 2024	Nine Months Ended October 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024		2025	2024
Sales and marketing	$296,516	$290,597	2%	$898,379	$859,705	4%
Percentage of revenue	36%	38%		37%	39%

Sales and marketing expenses increased by $5.9 million, or 2%, in the three months ended October 31, 2025 and by $38.7 million, or 4%, in the nine months ended October 31, 2025, primarily due to investments in our workforce.

Main drivers in the three months ended October 31, 2025, primarily consisted of:
•$10.4 million increase in personnel costs, primarily due to annual salary increases in addition to an increase in commissions as we continue our focus on expansion and driving customer acquisition; and partially offset by
•$3.6 million decrease in marketing and advertising.

Main drivers in the nine months ended October 31, 2025, primarily consisted of:
•$42.2 million increase in personnel costs, primarily due to annual salary increases in addition to an increase in commissions as we continue our focus on expansion and driving customer acquisition; and partially offset by
•$11.2 million decrease in stock-based compensation expense mainly due to executive transitions that occurred in fiscal 2025.

Research and Development

	Three Months Ended October 31,		2025 versus 2024	Nine Months Ended October 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024		2025	2024
Research and development	$167,626	$151,101	11%	$496,703	$432,992	15%
Percentage of revenue	21%	20%		21%	20%

Research and development expenses increased by $16.5 million, or 11%, in the three months ended October 31, 2025 and by $63.7 million, or 15%, in the nine months ended October 31, 2025, primarily due to investments in our workforce to support product innovation, including our acquisition of Lexion.

Increases in the three months ended October 31, 2025, primarily consisted of:
•$9.8 million in personnel expense due to higher headcount; and
•$7.6 million in stock-based compensation due to annual merit increases and higher headcount.

Increases in the nine months ended October 31, 2025, primarily consisted of:
•$34.7 million in personnel expense due to higher headcount, including our acquisition of Lexion, and higher incentive compensation driven by higher performance on certain company metrics; and
•$26.3 million in stock-based compensation expense due to annual merit increases and higher headcount.

General and Administrative

	Three Months Ended October 31,		2025 versus 2024	Nine Months Ended October 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024		2025	2024
General and administrative	$98,307	$97,555	1%	$283,443	$277,162	2%
Percentage of revenue	12%	13%		12%	13%

General and administrative expenses increased by $0.8 million, or 1%, in the three months ended October 31, 2025, and $6.3 million, or 2%, in the nine months ended October 31, 2025, primarily due to an increase in personnel expense related to higher headcount and annual merit increases.

Docusign, Inc. | 2026 Form 10-Q | 29

Restructuring and Other Related Charges

Restructuring and other related charges were $29.7 million in the nine months ended October 31, 2024, due to the implementation of the 2025 Restructuring Plan. Restructuring costs consisted primarily of employee termination benefits, and the majority of costs were recognized in the first quarter of fiscal 2025.

Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		2025 versus 2024	Nine Months Ended October 31,		2025 versus 2024
(in thousands, except for percentages)	2025	2024		2025	2024
Provision for (benefit from) income taxes	$11,804	$9,151	29%	$26,997	$(804,340)	(103)%
Percentage of revenue	2%	1%		1%	(37)%

Provision for income taxes increased by $2.7 million, or 29%, in the three months ended October 31, 2025, and $831.3 million, or 103% in the nine months ended October 31, 2025.

The increase in the tax provision for the three months ended October 31, 2025 is driven by higher profit before taxes and higher effective tax rate in fiscal 2026, partially offset by increased tax benefits related to stock-based compensation in fiscal 2026. The increase for the nine months ended October 31, 2025 is primarily attributable to the $837.7 million benefit recognized during the three months ended July 31, 2024 for the release of our U.S. federal and state valuation allowances.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments, as well as cash generated from operations. As of October 31, 2025, we had $839.9 million in cash and cash equivalents and short-term investments. We also had $208.5 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services, and we have additional borrowing capacity available from our credit facility.

In May 2025, we entered into an agreement with a syndicate of banks, which provides for a revolving credit facility in the aggregate principal amount of $750.0 million and may be increased by an additional $250.0 million subject to customary terms and conditions. The Credit Facility superseded and replaced the revolving credit facility that we previously entered into in January 2021. As of October 31, 2025, there were no outstanding borrowings under the Credit Facility, and we were in compliance with related covenants. The Credit Facility matures in May 2030 and is available to optimize our capital structure and strengthen our balance sheet. Additional information has been included in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Docusign, Inc. | 2026 Form 10-Q | 30

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

In addition to our contractual commitments, our board of directors has authorized a stock repurchase program, which commenced in March 2022. During the nine months ended October 31, 2025, we repurchased 7.7 million shares of common stock for $600.0 million through our stock repurchase program. The program has no minimum purchase and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. We expect that our existing sources of liquidity, including our existing cash, cash equivalents and investments, expected future operating cash flows, and the borrowing capacity of our credit facility, will finance the repurchase of common stock at management’s discretion. The timing and amount of any repurchases of common stock will be determined by management based on its evaluation of market conditions and other factors.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$787,786	$709,360
Investing activities	(93,125)	(280,585)
Financing activities	(767,316)	(607,277)
Effect of foreign exchange on cash, cash equivalents and restricted cash	13,374	(2,239)
Net change in cash, cash equivalents and restricted cash	$(59,281)	$(180,741)

Cash Flows from Operating Activities

Cash provided by operating activities was $787.8 million in the nine months ended October 31, 2025. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include the payment of employee salaries and benefits in addition to vendor payments.

Cash provided by operating activities was $709.4 million for the nine months ended October 31, 2024. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include payment of employee salaries and benefits, including the payment of termination benefits under the 2025 Restructuring Plan implemented in the first quarter of fiscal 2025, in addition to vendor payments. Additionally, in connection with the acquisition of Lexion, we agreed to pay $19.1 million in deferred compensation for key employees, which we paid into an escrow account.

Cash Flows from Investing Activities

For the nine months ended October 31, 2025, net cash used in investing activities of $93.1 million was primarily driven by $79.4 million in purchases of property and equipment as we continued to invest in capitalized software development projects and to support operations at our data centers in addition to $13.1 million net purchase of marketable securities.

For the nine months ended October 31, 2024, net cash used in investing activities of $280.6 million was primarily driven by the acquisition of Lexion, which totaled $143.6 million, net of cash acquired, in addition to $67.7 million net purchases of marketable securities and $68.6 million in purchases of property and equipment as we continued to support operations at our data centers and invest in capitalized software development projects.

Cash Flows from Financing Activities

For the nine months ended October 31, 2025, net cash used in financing activities of $767.3 million was primarily driven by $600.0 million to repurchase 7.7 million shares of common stock through our stock repurchase program and $164.2 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

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

Docusign, Inc. | 2026 Form 10-Q | 33

Reconciliation of gross profit (loss) and gross margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
GAAP gross profit	$647,804	$598,283	$1,889,362	$1,739,039
Add: Stock-based compensation	19,010	19,627	54,506	59,101
Add: Employer payroll tax on employee stock transactions	1,180	894	4,628	2,733
Add: Amortization of acquisition-related intangibles	1,495	3,566	6,622	8,703
Non-GAAP gross profit	$669,489	$622,370	$1,955,118	$1,809,576
GAAP gross margin	79.2%	79.3%	79.3%	79.0%
Non-GAAP adjustments	2.6%	3.2%	2.8%	3.2%
Non-GAAP gross margin	81.8%	82.5%	82.1%	82.2%

GAAP subscription gross profit	$650,586	$600,106	$1,899,736	$1,749,981
Add: Stock-based compensation	15,018	14,862	42,439	44,636
Add: Employer payroll tax on employee stock transactions	889	574	3,554	1,961
Add: Amortization of acquisition-related intangibles	1,495	3,566	6,622	8,703
Non-GAAP subscription gross profit	$667,988	$619,108	$1,952,351	$1,805,281
GAAP subscription gross margin	81.2%	81.7%	81.5%	81.6%
Non-GAAP adjustments	2.2%	2.6%	2.2%	2.6%
Non-GAAP subscription gross margin	83.4%	84.3%	83.7%	84.2%

GAAP professional services and other gross loss	$(2,782)	$(1,823)	$(10,374)	$(10,942)
Add: Stock-based compensation	3,992	4,765	12,067	14,465
Add: Employer payroll tax on employee stock transactions	291	320	1,074	772
Non-GAAP professional services and other gross profit	$1,501	$3,262	$2,767	$4,295
GAAP professional services and other gross margin	(16.0)%	(9.1)%	(20.3)%	(19.2)%
Non-GAAP adjustments	24.6%	25.3%	25.7%	26.7%
Non-GAAP professional services and other gross margin	8.6%	16.2%	5.4%	7.5%

Reconciliation of income from operations and operating margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
GAAP income from operations	$85,355	$59,030	$210,837	$139,459
Add: Stock-based compensation	160,642	153,228	466,776	455,552
Add: Employer payroll tax on employee stock transactions	6,182	4,274	26,489	15,450
Add: Amortization of acquisition-related intangibles	4,873	6,920	16,708	17,799
Add: Acquisition-related expenses	—	(376)	—	4,340
Add: Restructuring and other related charges	—	—	—	29,721
Non-GAAP income from operations	$257,052	$223,076	$720,810	$662,321
GAAP operating margin	10.4%	7.8%	8.8%	6.3%
Non-GAAP adjustments	21.0%	21.8%	21.5%	23.8%
Non-GAAP operating margin	31.4%	29.6%	30.3%	30.1%

Docusign, Inc. | 2026 Form 10-Q | 34

Reconciliation of net income:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
GAAP net income	$83,725	$62,423	$218,782	$984,394
Add: Stock-based compensation	160,642	153,228	466,776	455,552
Add: Employer payroll tax on employee stock transactions	6,182	4,274	26,489	15,450
Add: Amortization of acquisition-related intangibles	4,873	6,920	16,708	17,799
Add: Acquisition-related expenses	—	(376)	—	4,340
Add: Restructuring and other related charges	—	—	—	29,721
Add: Income tax and other tax adjustments	(44,313)	(37,973)	(131,711)	(944,923)
Non-GAAP net income	$211,109	$188,496	$597,044	$562,333

Computation of free cash flow:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$290,274	$234,326	$787,786	$709,360
Less: Purchases of property and equipment	(27,374)	(23,613)	(79,423)	(68,646)
Non-GAAP free cash flow	$262,900	$210,713	$708,363	$640,714
Net cash used in investing activities	$(37,748)	$(43,698)	$(93,125)	$(280,585)
Net cash used in financing activities	$(270,461)	$(198,335)	$(767,316)	$(607,277)

Computation of billings:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Revenue	$818,350	$754,820	$2,382,640	$2,200,487
Add: Contract liabilities and refund liability, end of period	1,479,491	1,332,828	1,479,491	1,332,828
Less: Contract liabilities and refund liability, beginning of period	(1,468,618)	(1,334,461)	(1,479,266)	(1,343,792)
Add: Contract assets and unbilled accounts receivable, beginning of period	13,824	17,461	17,825	20,189
Less: Contract assets and unbilled accounts receivable, end of period	(13,588)	(18,341)	(13,588)	(18,341)
Add: Contract assets and unbilled accounts receivable by acquisitions	—	—	—	53
Less: Contract liabilities and refund liability contributed by acquisitions	—	—	—	(5,071)
Non-GAAP billings	$829,459	$752,307	$2,387,102	$2,186,353

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

Interest Rate Risk

As of October 31, 2025, we had cash, cash equivalents, restricted cash, and investments totaling $1.1 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $3.2 million decrease in the fair value of our investment portfolio as of October 31, 2025. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of October 31, 2025, we had access to a revolving credit facility. In May 2025, we entered into an agreement with a syndicate of banks, which superseded and replaced our prior credit facility and provides for a secured revolving credit facility in an aggregate principal amount of $750.0 million, which amount may be increased by an additional $250.0 million subject to customary terms and conditions. Under the new credit agreement, we can secure borrowings based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

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

Docusign, Inc. | 2026 Form 10-Q | 36

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of October 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the third quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our inability to anticipate or effectively respond to rapid changes in AI technology, which pose significant new competitive and other business, legal, compliance and reputational risks.
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

Our products and solutions address a market that is evolving and highly competitive. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. We intend to continue to expand our sales efforts internationally, where many countries may have less
Docusign, Inc. | 2026 Form 10-Q | 40

familiarity with and acceptance of e-signature products. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers and international customers, about the uses and benefits of our products and solutions. Additionally, we face competition from different companies depending on the product or solution. For example, our primary global e-signature competitor is currently Adobe Sign. We also face competition from a select number of vendors that focus on specific industries, geographies or product areas such as contract lifecycle management and advanced contract analytics. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI and general-purpose agents to address a broad range of business needs. As we attempt to sell our products and solutions to new and existing customers, we must convince them that our products and solutions are superior to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI (referred to as vibe coding) and other emerging technologies.

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

While we have security measures in place designed to protect our production and development environments and other systems, maintain the integrity of customer, company, partner and employee information, and prevent data loss, misappropriation and other security breaches and incidents, there can be no assurance that such security measures will be effective. We are a frequent target of cyberattacks and have faced security incidents in the past that did not have a material impact on our operations. In these cases, upon detection, we took prompt action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies, when appropriate. While we have taken and will continue to take steps to address cyberattacks and security incidents, these efforts to investigate, mitigate, contain, and remediate any such incidents may not always be entirely successful, and there can be no assurance that there will be no impact to our operations from these or similar incidents in the future. Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business.

Like other organizations providing valuable technology and services, we are subject to increasing cyberattacks from malicious third parties using widely varying and frequently changing tactics, which may be enhanced or facilitated by AI technology, and may include phishing and fraud campaigns targeting our personnel via email, text, instant messaging and voice calls. The frequency and sophistication of such threats continues to increase and may often become further heightened in connection with geopolitical tensions. In addition, we face increased risk in our ability to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our
Docusign, Inc. | 2026 Form 10-Q | 41

customers. Advances in technology, including the ability to incorporate AI technology, and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks and other methods including credential stuffing and account takeover attacks, denial or degradation of service attacks, malicious code (e.g., viruses and worms), and many other techniques that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments, identity theft, and disrupting or disabling our services. Bad actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyberattacks, including for geopolitical reasons and in connection with global or regional conflicts and operations. During major global or regional conflicts, we and our partners, service providers, or customers may be vulnerable to heightened risk of such cyberattacks. If bad actors gain improper access to our systems or databases or those of our partners, service providers, and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom. Additionally, “bad actors” have misused our platform and/or our brand name to attempt to deceive or defraud others, and may continue to do so. If our efforts to prevent these activities, or limit their impact, are unsuccessful, our reputation and brand could be harmed, we could lose customers, and our business and financial condition could be adversely affected.

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
Docusign, Inc. | 2026 Form 10-Q | 42

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

Docusign, Inc. | 2026 Form 10-Q | 43

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
Docusign, Inc. | 2026 Form 10-Q | 44

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

Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, changes in government buying patterns, and funding reductions or delays, including as a result of macro-economic factors, including inflation, changes in interest rates, government shutdowns, or reductions in the government workforce, geopolitical conflicts and public health crises, which may adversely affect public sector demand for our products and solutions.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2025, 2024 and 2023 total revenue generated from customers outside the U.S. was 28%, 26% and 25% of our total revenue. As of October 31, 2025, we have offices in 12 countries and approximately 39% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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

As of October 31, 2025, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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

Docusign, Inc. | 2026 Form 10-Q | 62

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended October 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
August 1 - August 31	—	—	—	$1,224,432
September 1 - September 30	1,352,062	$82.38	1,352,062	$1,113,043
October 1 - October 31	1,468,891	$70.57	1,468,891	$1,009,376
Total	2,820,953		2,820,953	$1,009,376

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

ITEM 5. Other Information

During the three months ended October 31, 2025, the following officers and directors of the Company entered into trading plans during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies on insider trading:

Name (1)	Title	Adoption Date	Earliest Sale Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased
James Shaughnessy	Chief Legal Officer	September 29, 2025	December 29, 2025	January 29, 2027	up to 60,000	N/A
Allan Thygesen	Director and CEO	October 10, 2025	January 9, 2026	December 31, 2026	up to 105,000	N/A

(1) The aggregate # of securities to be sold includes the maximum payout for certain unvested PSUs.

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

Docusign, Inc. | 2026 Form 10-Q | 64

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 11, 2024
10.1†	12th Amendment to Office Lease 221 Main Street.			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: December 5, 2025

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Blake Grayson
Blake Grayson
Chief Financial Officer
(Principal Accounting and Financial Officer)

Docusign, Inc. | 2026 Form 10-Q | 66