Form 10-K
period 2026-01-31
DOCUSIGN, INC.
filed 2026-03-18
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report.    Yes  ☒    No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2025, based on the closing price of $75.64 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on that date, was approximately $15.1 billion. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant has 194,427,928 shares of common stock, par value $0.0001, outstanding at February 28, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission (“the SEC”), within 120 days of the fiscal year ended January 31, 2026.

DOCUSIGN, INC.
FORM 10-K
Fiscal Year Ended January 31, 2026

Docusign, Inc. | 2026 Form 10-K | 2

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

Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our expectations regarding global macro-economic conditions, including the effects of inflation, volatile interest rates or foreign exchange rates, and market volatility on the global economy; our inability to accurately estimate our market opportunity; our ability to compete effectively in an evolving and competitive market; the impact of any interruptions or delays in performance of our technical infrastructure, or data breaches, cyberattacks or other fraudulent or malicious activity attempting to exploit our technology systems, platform or brand name; our ability to effectively sustain and manage our growth and future expenses and maintain or increase profitability; our ability to attract new customers and retain and expand our existing customer base, including our ability to attract large organizations as users; our ability to scale and update our platform to respond to customers’ needs and rapid technological change, including our ability to successfully incorporate artificial intelligence (“AI”) into our existing and future products and to successfully deploy them; our ability to successfully develop, launch, and sell Intelligent Agreement Management (“IAM”) solutions; our ability to expand use cases within existing customers and vertical solutions; our ability to expand our operations and increase adoption of our platform internationally; our ability to strengthen and foster our relationships with developers; our ability to retain our direct sales force, customer success team and strategic partnerships around the world; our ability to identify targets for and execute potential acquisitions and to successfully integrate and realize the anticipated benefits of such acquisitions; our ability to maintain, protect and enhance our brand; the sufficiency of our cash, cash equivalents and capital resources to satisfy our liquidity needs; limitations on us due to obligations we have under our credit facility; our ability to realize the anticipated benefits of our stock repurchase program; our failure or the failure of our software to comply with applicable industry standards, laws and regulations; our ability to maintain, protect and enhance our intellectual property; our ability to successfully defend litigation against us; our ability to maintain our corporate culture; our ability to offer high-quality customer support; our ability to hire, retain and motivate qualified personnel, including executive level management; our ability to successfully manage and integrate executive management transitions; uncertainties regarding the impact of general economic and market conditions, including as a result of geopolitical conflict or changes in trade policies and practices; and our ability to maintain proper and effective internal controls.

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
Docusign, Inc. | 2026 Form 10-K | 3

PART I - FINANCIAL INFORMATION

ITEM 1. BUSINESS

Overview

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our Intelligent Agreement Management (“IAM”) platform, the world’s leading e-signature solution, and contract lifecycle management (“CLM”) solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a customer-centric experience. The Docusign IAM platform is a system of record that enables customers of all sizes to ingest a vast, complex body of agreements into a single repository, build agreement workflows that operate at scale, and take action on high-accuracy insights from agreement data. As of January 31, 2026, over 1.8 million customers and more than a billion users worldwide utilize Docusign to accelerate and simplify the process of doing business, and more than 25,000 customers are on IAM today.

We offer subscriptions to our products to businesses of all sizes, from global enterprises down to very small businesses (“VSBs”). We offer more than 1,100 active partner integrations with the applications that many of our customers already use so that they can create, commit, and manage agreements directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the periods presented.

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. As of January 31, 2026, we had a total of over 1.8 million customers, including approximately 280,000 direct enterprise and commercial customers managed through our sales force and partner channels, compared to nearly 1.7 million customers and over 260,000 direct enterprise and commercial customers as of January 31, 2025. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large company that has an active contract to access our products. The number of our customers with greater than $300,000 in annualized contract value was 1,205 as of January 31, 2026, compared to 1,131 as of January 31, 2025. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values, and greater expansion opportunities for us.

We generate substantially all our revenue from sales of subscriptions, which accounted for 98% of our revenue in the year ended January 31, 2026 and 97% of our revenue in the year ended January 31, 2025. Our subscription fees are primarily comprised of fees from customers using our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers with deployment and integration services. Professional services and other revenue accounted for the remainder of total revenue in each of the years ended January 31, 2026 and 2025.

Historically, we offered access to most of our products on a subscription basis with prices based on the functionality and the quantity of Envelopes required by our customers. Similar to the physical envelopes historically used to mail paper documents, an Envelope is a digital container used to send one or more documents for signature or approval to one or more recipients. Our customers have the flexibility to put a large number of documents in an Envelope. For several use cases, such as buying a home, multiple Envelopes are used over the course of the process. To drive customer reach and adoption, we also offer certain limited-time or feature-constrained versions of our e-signature solution for free.

In the second quarter of fiscal 2025, we began offering our IAM platform on a user-based subscription basis in specific customer segments and geographies, through our direct sales channel, and in fiscal 2026, we made IAM available across all major geographies where we do business. Our IAM subscription offerings have multiple pricing tiers as well as specialized packages for specific user personas, customer verticals and segments, and departments within an organization. While IAM subscriptions include our core products and solutions, like eSignature, we expect standalone eSignature to continue to represent the majority of our revenue for the foreseeable future given IAM’s early growth phase. For the year ended January 31, 2026, customers using IAM represented approximately 10.8% of our annual recurring revenue.

Docusign, Inc. | 2026 Form 10-K | 4

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
◦IAM: In April 2024, we announced the launch of the IAM platform at our annual Momentum customer conference. We rapidly innovated the platform from ideation to launch, leveraging customer feedback. As a platform, IAM includes our industry-leading eSignature product as a core capability and is powered by Docusign Iris, our AI engine. Other capabilities include Navigator, our AI-powered agreement repository that helps customers manage and identify insights from their agreements, and Maestro, our no-code workflow builder that helps customers accelerate agreement processes. Additional AI-powered tools, including Agreement Desk, AI-Assisted Review, and AI contract agents, streamline agreement creation and management.
◦Developer Ecosystem: Part of our evolution into a platform company requires supporting a dynamic community of developers and partners to create new solutions that extend the capabilities of our IAM platform. In November 2024, we hosted Docusign Discover, our first-ever developer-focused conference, and launched Docusign for Developers, giving our partners tools to build apps powered by the IAM platform. Partners can share their apps in the Docusign App Center, adding to the over 1,100 active partner integrations with Docusign products.
◦eSignature and CLM: With a renewed focus on product innovation, these products have seen improved innovation delivery, as a result of our investment in our IAM platform, which brings more AI-powered capabilities across the greater Docusign product portfolio.
◦Core Value Propositions: Docusign is building IAM on the foundation created by our existing customer value propositions and benefits, including eSignature user simplicity, which has generated over 775,000 Apple App Store ratings with an average score of 4.9 out of 5; global footprint and adoption by customers in many jurisdictions that require different legal requirements to complete valid agreements; highly auditable agreements and signatures; stringent security certification standards; and scaled infrastructure that enables delivery of eSignature at over 99.9% availability worldwide.
◦AI Competitive Advantages: As we continue to build deeper innovation into the IAM platform, we will do it with three advantages:
▪#1 - Differentiated and large-scale proprietary data: Models trained on reliable data deliver the most accurate results to customers. One of Docusign’s biggest differentiators is our extensive library of private agreements, covering a wide variety of contract types, clauses, customer segments, jurisdictions, and verticals, which we have processed on our IAM platform with our customers’ consent. By training Iris, our AI engine, on this rich body of private, anonymized, and aggregated data, we believe we can achieve up to a 15 percentage point improvement in precision and recall compared to our models trained on public contract data, which can be transformative, especially when managing business-critical workflows and legal contracts.When customers adopt IAM, their eSignature documents are automatically available in Navigator, and they can include virtually any other agreements as well. To date, opted-in customer agreements ingested into Navigator are approaching 200 million, averaging tens of millions of additional opted-in customer agreements per month.
▪#2 - An expansive ecosystem: At our annual Docusign Discover developer conference in October 2025, we expanded our ecosystem by adding new AI tools and platforms. We announced that IAM will be available in ChatGPT, and can also be connected to Anthropic Claude, Gemini Enterprise, GitHub Copilot, Copilot Studio, and Agentforce, all by using the Model Context Protocol (“MCP”) server that’s currently in beta. At Discover, we also launched APIs that enable customers to connect Navigator and Maestro to third-party systems and proprietary internal apps.
▪#3 - AI solutions at enterprise scale: Our largest customers have millions of agreements in IAM, and our AI models are designed to handle hundreds of millions of agreements efficiently. In addition to scalability, customers tell us that trust is paramount when deploying AI to manage sensitive agreement information. In a recent Docusign survey, 70% of professionals said they trust a dedicated enterprise contract AI solution over a general-purpose model for handling agreements. IAM draws on Docusign’s
Docusign, Inc. | 2026 Form 10-K | 5

years-long track record of delivering highly secure solutions for some of the world’s most security-conscious companies and government entities, and meeting stringent standards of compliance, data security, and privacy protection. During fiscal 2026, IAM achieved FedRAMP Moderate and GovRAMP authorization, and we expanded our identity portfolio by launching CLEAR and Risk-Based Verification. For the second year in a row, Newsweek has named Docusign the most trustworthy software company in the U.S.

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
◦Direct Sales: Docusign has placed a growing emphasis on customer retention and enhancing customer relationships with its direct sales team. With the launch of IAM, we are focused on delivering greater value to customers through a complete end-to-end agreement management system of record. This requires strengthening our direct sales force’s ability to provide greater consultation and solution education to our customers. At the beginning of fiscal 2026, we made meaningful changes to the direct sales organization, which included introducing new sales segments, territories, and performance-based compensation, all focused on maximizing Docusign’s long-term opportunity and multi-year growth acceleration. We believe the result will be broader IAM deployments across a greater number of use cases vs. our historic eSignature relationships with customers.
◦Third-Party Channel Partners: In addition, we are increasing our efforts to drive broader customer engagement through third-party channel partners to support the delivery of Docusign’s products, in particular IAM. At the start of fiscal 2026, we relaunched our partner program to align partners with our IAM strategy and build solutions with IAM that deliver value to customers. Within our GTM strategy evolution, we are investing in deeper partner engagement across strategic technology partners like Microsoft, SAP, and Salesforce with whom we have both product integrations and co-selling relationships. We also continue to invest in expanding relationships with independent software vendors (“ISVs”) and system integrators (“SIs”). These efforts are supported by the continued development of our third-party ecosystem called Docusign for Developers which includes software development kits (“SDKs”), application programming interfaces (“APIs”) to launch apps on IAM, an MCP server to integrate with large language models (“LLMs”), and dedicated engagement with partners at our global series of Momentum customer events.
◦Digital E-commerce Sales & Self-Service: We continue to invest in product-led growth and self-service capabilities as cornerstones of our GTM strategy. In fiscal 2026, digital revenue grew faster than overall revenue, demonstrating strong results from our focus on e-commerce capabilities and making it easier for customers to discover, try, and buy from Docusign. We will continue working to remove friction and deliver delight across every step of the digital customer journey to make our experiences seamless and intuitive.

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

Increasing International Revenue

International revenue increased by 13% in the year ended January 31, 2026, compared to the year ended January 31, 2025. Our international revenue represented 29%, 28% and 26% of our total revenue in each of the years ended January 31, 2026, 2025, and 2024.

Docusign, Inc. | 2026 Form 10-K | 6

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

We believe there is a substantial opportunity for us to increase our international customer base by leveraging and expanding investments in our technology, direct sales force and strategic partnerships around the world, as well as helping existing U.S.-based customers manage agreements across their international businesses. As of early fiscal 2026, IAM became available in all major geographies where we do business. We have experienced increased demand across multiple regions and are focusing our sales and marketing resources to capitalize on the potential growth of these markets. Additionally, we expect to continue to develop and enhance our strategic partnerships in key international markets as we grow internationally, with particular focus on IAM.

Our Products

Docusign enables businesses to address each aspect of the agreement process with our product offerings, which are tailored for each step in the agreement lifecycle and, in some cases, for particular market segments, industries or geographic regions. We focus on meeting customer needs by providing them a variety of products and solutions to address their needs.

Key subscriptions include:
•IAM Applications built on our AI-powered IAM platform, enabling customers to gain intelligence and automation across the entire agreement lifecycle — how agreements are created, negotiated, signed, and managed after signature. Three editions (Core, Sales and CX) contain a combination of our key platform capabilities, in particular: our industry-leading eSignature product; Navigator, a unified AI-powered repository of all agreements, including those saved in third-party applications, that surfaces actionable insights and contract details through AI; Maestro, which enables customers to easily build and deploy no-code customized workflows to automate and accelerate agreement processes; Agreement Desk, which enables customers to manage all agreement requests and collaborate with ease in one centralized location, and Docusign App Center, which allows customers to customize and extend agreement processes with third-party applications.
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
◦Identity verification and SBS for enhanced signer-identification and signatures with digital certification;
◦Notary for remote online notarization;
◦Web Forms for accelerated contract drafting and building customized agreements; and
◦Monitor for advanced analytics.

Additionally, we believe customers benefit from these core value propositions:
•Doing business faster. By replacing manual, paper-driven processes with automated digital workflows, Docusign can substantially reduce the time and labor necessary to complete agreements. In fiscal 2026, 76% of all transactions using eSignature were completed in less than 24 hours and 40% within 15 minutes. Our eSignature product also saves customers time by allowing users to review and sign agreements quickly from mobile devices. Our other products also contribute to faster turnaround times, such as less time spent creating new agreements or less time spent finding completed agreements. By streamlining workflows, Docusign enables businesses to save valuable time and resources, resulting in increased productivity and cost savings.
•Better customer and employee experience. Organizations that use Docusign services internally and externally can deliver a simpler, more streamlined experience for their own customers and employees. For example, eSignature
Docusign, Inc. | 2026 Form 10-K | 7

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
•Minimized environmental impact. Environmental sustainability has been an important part of Docusign’s mission from the start. By digitizing paper agreement processes, we help reduce environmental impacts while supporting organizations in their sustainability goals. We believe that Docusign plays a crucial role in creating a sustainable future and we are committed to minimizing our impact on the planet. Since 2022, we have matched 100% of our energy use with renewable energy credits and made investments in the voluntary carbon markets to offset a portion of our residual emissions. In 2024, we set Science-Based Targets (“SBTs”), including a commitment to reduce emissions by 2030 and reach net-zero by 2050. Docusign has reached our long-term Scope 1 and Scope 2 emissions targets ahead of schedule, meaning we have reduced our direct emissions by 90% compared to our 2021 baseline. Through partnerships with nonprofits such as Forest Stewardship Council and Wildlife Conservation Society, we’re helping to drive meaningful change for a sustainable future.

Our Technology, Infrastructure, Research and Development, and Operations

Since inception, we have invested in research and development (“R&D”) to innovate our product offerings, including the world’s leading electronic signature solution. Our product and engineering teams are responsible for the design, development, testing, and certification of our products and focus on improving and enhancing the features, functionality, performance, availability and security of our product offerings. We focus on innovation in global security and privacy management, high availability, enterprise-class manageability, extensible identity proofing, digital transaction processing and integration into companies' systems and workflows. This infrastructure supports over one billion people and over 1.8 million customers, including some of the world’s largest companies, and underpins our product offerings.

Our operations are based on stringent global industry security standards, and we maintain compliance with ISO27K, PCI, and SSAE 18 standards. For example, our IAM platform, eSignature and CLM solutions are FedRAMP- and GovRAMP-authorized, which means they operate in an environment that meets 325 National Institute of Standards and Technology (“NIST”) Special Publication 800-53 (NIST 800-53) security and privacy controls. In addition, we offer a range of options for authenticating users and proving their identities and have a robust digital transaction processing platform that captures signatures and tags. Docusign is a Trust Service Provider (“TSP”) in the EU. As a TSP, Docusign France provides qualified electronic signatures, qualified time stamps, advanced electronic signatures, and advanced seals recognized by all EU member states. Docusign France is listed as a qualified TSP in the Trusted List managed by the French IT Security Agency, ANSSI.

Our flagship e-signature solution and our IAM platform are designed as always-on, geographically redundant and distributed cloud solutions that primarily run in SSAE 18 audited data centers in the U.S., EU, and other jurisdictions. Recognizing that our customers often depend on Docusign for their day-to-day operations, we have provided best-in-class availability. Our e-signature solution operated at over 99.9% availability to our customers and users during the year ended January 31, 2026.

We operate co-location data centers in several locations, and we also leverage public cloud infrastructure for an increasing number of services, as we continue to migrate our production services from our data center hosting facilities to Microsoft Azure Cloud, a third-party cloud provider. We believe these efforts will help better support our customers with respect to the scale, security, and availability needs of our mobile, web, and cloud-native applications. Companies can also integrate Docusign into their systems and workflows using one of more than 1,100 active partner integrations.

Docusign, Inc. | 2026 Form 10-K | 8

Our Customers

As of January 31, 2026, we had a global base of over 1.8 million customers. Docusign serves Fortune 500 enterprises, government institutions, small and medium-sized businesses, individual entrepreneurs, and consumers handling personal agreements. No single customer accounted for more than 10% of our revenue in fiscal 2026. We believe the breadth and depth of our customer base across industry verticals, company sizes, and geographies validates the ubiquitous value Docusign creates for customers in agreement management and creates business model strength through customer diversity.

Sales, Marketing and Customer Success

Our sales and marketing teams drive customer acquisition, accelerate product and platform adoption, and expand usage across our IAM, eSignature, and CLM subscriptions. We benefit greatly from our strong brand recognition given our association with positive signing moments in people’s lives—such as accepting a job or buying a house—which can influence the adoption of our solutions at their companies. Our go-to-market strategy employs a multi-channel approach designed to efficiently acquire and expand customers across all segments.

Sales
Our approach leverages our direct sales force, which enables us to expand within large commercial and enterprise companies while addressing industry-specific requirements; our partnerships, which drive customer engagement and support delivery of Docusign products; and our digital self-service channel, which serves as a powerful acquisition engine. This model addresses the entire customer journey from awareness, to sales, to product adoption, and renewal.

Direct Sales: We sell subscriptions primarily through our direct sales force across our field offices around the world. Our account executives and pre-sales solution consultants focus on new and existing enterprise and commercial customers. Our direct sales team focuses on companies looking to drive efficiency and growth through their front office operations (e.g., sales, services or marketing) and back-office operations (e.g., human resources, procurement, finance, or legal). Our platform solution solves problems across a variety of industries, so our go-to-market is largely a horizontal motion focused on our enterprise and commercial segments. In some cases, we employ industry vertical teams to drive repeatable go-to-market motions in industries such as financial services, the public sector, healthcare, and life sciences. Now, with our IAM platform, the insights that are unlocked from agreement data represent a significant opportunity for our customers. By expanding within an organization, we believe we can generate incremental revenue through the addition of new users, seat expansions and higher usage, Envelopes, plan upgrades, and additional offerings to other functions or business units of a particular customer.

Partner Channel:
▪Global partners: We have partnerships with some of the world’s foremost technology providers including Salesforce, Microsoft, SAP, Google, ServiceNow, and Workday—that help us sell into a far greater number of accounts than we could do alone. These partnerships are multi-dimensional and involve joint investments, technology integrations, co-marketing agreements, membership in partner programs, and go-to-market commitments.
▪Systems integrators: We have strong partnerships with a number of global and regional systems integrators. These relationships are important given that those firms act as strategic technology advisors to many large customers and prospects. We intend to invest further in collaborating with these partners, especially those that are creating Docusign specific practices and solutions.
▪ISVs: We partner with a host of leading ISVs—including our strategic partners above as well as vertical oriented partners solving unique high-value requirements, helping bring the power of Docusign to customers around the world.
▪Distributors and resellers: As part of our evolving go-to-market strategy, we have distribution partnerships with global industry leaders like Ingram Micro enabling us to reach a vast number of resellers, and providing them with operational efficiency and localized support. We also have partnerships with global solution providers such as Deutsche Telekom and others that have expertise in specific vertical and regional markets, enabling us to add further value directly to those markets.

Docusign, Inc. | 2026 Form 10-K | 9

Digital E-commerce Sales: Our digital channel serves as both an acquisition engine and an efficient self-service platform for all customers. Through our website, mobile applications, and in-product experiences, we enable frictionless 14-day trials and self-service purchases, while increasingly supporting all customers with self-serve renewals, seat expansion, and account management capabilities. This digital-first approach not only drives initial adoption by creating a funnel of new customers who can become candidates for future expansion through our direct sales team or partners, but also significantly reduces our cost to serve customers by deflecting routine transactions from higher-touch channels. This land-and-expand model, where digital channels capture initial adoption and sales teams orchestrate expansion, has proven particularly effective in transforming departmental users into company-wide IAM implementations. For the fiscal year ended January 31, 2026, digital sales accounted for 15% of our total revenue.

Marketing

To accelerate pipeline generation and global customer acquisition across market segments, our marketing programs combine digital performance marketing, demand generation, product-led growth, and category-building thought leadership. These multi-channel campaigns not only generate qualified opportunities for our sales teams but also establish Docusign as the definitive leader in agreement management, educating the market on our evolution beyond eSignature to agreement transformation.

We employ a wide range of marketing channels to generate demand and engage customers throughout the world. This includes account-based marketing aimed at our high-value customers, industry-specific marketing by our industry vertical teams, our global series of Momentum conferences for customers and partners and our first-ever Docusign Discover conference for third-party developers and ISV partners. Our channel mix includes broader digital demand generation campaigns; corporate communications and analyst relations; first-party events, such as our annual set of roadshows gathering customers, prospects, developers and partners; participation in third-party events, such as Salesforce’s Dreamforce; comprehensive customer evidence programs; developer relations programs; cooperative marketing with strategic partners; a comprehensive webinar series, and more.

Customer Success & Customer Support

We believe that our Customer Success and Customer Support efforts are critical to retaining and expanding our customer base.

Customer Success helps onboard customers by designing, integrating, training, and deploying solutions that meet their needs. Our digital transformation consultants and technical experts can also design tailored solutions to help customers improve workflow and automate business processes. We also offer professional services through both subscription entitlements as well as statement of work projects. Once customers are onboarded, Customer Success continues to guide them through their Docusign journeys using motions such as health checks, use case planning and renewal management.

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

Docusign, Inc. | 2026 Form 10-K | 10

Human Capital Management

At Docusign, we foster a culture that celebrates and harnesses the strength of our people, recognizing that every individual brings unique perspectives and experiences to the table. Our mission is to redefine how the world comes together and agrees. Over the last two years, our company has evolved at an extraordinary pace — new products, new ways of working, and much higher expectations from our customers. To keep growing with clarity and consistency, we have developed shared principles that guide how we think, how we collaborate, and how we make decisions every day. The Docusign Principles give us a common language and a clear standard for what “great” looks like as we move into the next chapter.
•Customer First: Start with the customer. Every decision, every time.
•Deliver Results: Focus on impact. Deliver with urgency.
•Say What Matters: Be honest and direct. Speak with integrity.
•Own It, Make It Better: Take ownership. Raise the bar.
•One Team: Win together. Purpose not ego.

We are a global organization with an increasingly international footprint. As we continue to grow in new markets, we anticipate continuing to recruit in new geographies. As of January 31, 2026, we had 7,044 employees, of which approximately 60% were based in the U.S. and the remainder in international locations. None of our U.S. employees are represented by a labor union with respect to their employment with us. Employees in some other countries are represented by workers' councils or participate in collective bargaining arrangements at the national and/or industry level. We have not experienced any work stoppages. We consider our relations with our employees to be positive, and we measure employee satisfaction through bi-annual engagement surveys.

Talent and Career Development

Docusign is recognized as a company where employees can develop their careers. We empower our people to constantly learn, develop, and contribute to their full potential. We value and embrace ideas, encouraging innovation and creativity at every level, while staying true to our mission and core values to drive positive change in everything we do. We offer a number of resources to eligible employees to foster engagement and encourage career development, including career development coursework, frameworks and education assistance.

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

Engagement with our Communities

Docusign is dedicated to corporate responsibility and putting our values into action. We believe that this engagement with our communities is an important aspect of our company culture and brings long-term value to our stockholders, while making the world a better place. With Docusign.org, we are committed to harnessing the power of Docusign's people, products, and resources to make a difference in the global communities where our employees and customers live and work. This work is brought to life through our Docusign Foundation, Docusign Impact and Docusign for Nonprofit programs.

At Docusign, we know an agreement is more than a contract; it is the foundation of trust, coordination, and progress. Docusign Foundation’s new Agreements for Good strategy extends this belief beyond our products, investing in the real-time collaboration that allows people and institutions to come together, align around shared goals, and make commitments that last. Our three funding areas – Climate & Environment, Data Privacy & Security, and Future of Work – are the domains that are not only important to Docusign’s business; they are domains where progress is most constrained by breakdowns in trust, coordination, and shared accountability. To date, we have awarded $5 million in grants through the Docusign Foundation.

We believe in promoting a culture of giving back and community support throughout our organization. Through our Docusign Impact program, we encourage our employees to take action in their own communities by volunteering. We are proud to support their efforts by providing up to 24 hours of paid time off a year for volunteering. To date, our
Docusign, Inc. | 2026 Form 10-K | 11

employees have volunteered more than 140,000 hours collectively, including at organizations promoting healthier forests, echoing our company-wide commitment to environmental programs. Additionally, we match funds given by our employees to qualifying nonprofits. To date, we have mobilized $25 million in employee donations and company match, supporting approximately 10,700 organizations.

Through our Docusign for Nonprofits program, we aim to empower organizations with the agreement platform needed to achieve their missions. As a company, we ensure that thousands of charitable organizations have the opportunity to use our products at a discount every year.

Our Competition

Our primary global competitor for eSignature is currently Adobe, which offers an electronic signature solution known as Adobe Acrobat Sign. We also face competition from other global software companies that have or may elect to include basic electronic signature capability in their products and from various vendors that focus on specific industries, geographies, or product areas such as contract lifecycle management and advanced contract analytics. As AI advances make some foundational capabilities for agreements (such as analyzing, summarizing, comparing, and acting upon text) cheaper and easier to replicate, our eSignature and Intelligent Agreement Management platform may also increasingly compete with providers of LLMs, data platform companies and other enterprise software companies, and with homegrown solutions developed internally by customers.

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
•availability and reliability;
•trust and security;
•unit costs and total cost of ownership; and
•ability to address legal, regulatory, and cultural matters associated with e-signature and agreement management across jurisdictions.

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

Docusign, Inc. | 2026 Form 10-K | 12

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
Docusign, Inc. | 2026 Form 10-K | 13

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

These risks include, but are not limited to, the following:

Business and Industry Risks
•Any decrease in adoption or sales of our eSignature product, without corresponding adoption or sales of our other solutions in our IAM platform.
•Our IAM platform failing to achieve market acceptance or to meet our customers’ evolving needs.
•Disruptions to our business, strategy and demand for our solutions due to advances in, and uses of, AI and other technologies.
•Any inability to deliver excellent service and support to customers, retain and expand sales to existing customers, and attract new customers.
•Damage to our systems, data, reputation, brand and customer trust due to data breaches, cyberattacks, malicious activity, or failures of our (or third party cloud providers’) technical infrastructure.
•Our inability to compete in an evolving and highly competitive market.
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

Docusign, Inc. | 2026 Form 10-K | 14

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all the other information in this Annual Report on Form 10-K, including in the preceding Risk Factors Summary, and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Business and Industry Risks

We derive a majority of our revenue from our eSignature product, and slower or declining adoption or sales of our eSignature product, without corresponding adoption or sales of our other products and solutions in our IAM platform, could cause our operating results to suffer.

Sales of subscriptions to our eSignature product account for the substantial majority of our subscription and professional services revenue. Although we continue to add to our suite of other products and solutions in our IAM platform for automating the agreement process, we expect that we will be substantially dependent on our eSignature product to generate revenue for the foreseeable future. As a result, our operating results could suffer due to:

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

We spend substantial amounts of time and money to research, develop and enhance our existing products, add new offerings, incorporate additional functionality, and solve new use cases to meet our customers’ rapidly evolving demands. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of our customers and potential customers is essential to our business. If we are unable to develop products and solutions internally due to a lack of research and development resources, we may be forced to rely on acquisitions to expand into certain markets or technologies, which can be costly. When we develop or acquire new or enhanced products and solutions, we typically incur expenses and expend resources upfront to develop, market, promote and sell them. For example, in April 2024, we launched our IAM platform. When we introduce new or enhanced products and solutions, they must achieve high levels of market acceptance to justify the amount of our investment in developing or acquiring them and bringing them to market.

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
Docusign, Inc. | 2026 Form 10-K | 15

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

Rapid and unpredictable advances in AI and other technologies could reduce demand for our solutions, disrupt our business and strategy, and cause competitive and financial harm.

While we believe recent technological advances complement Docusign’s strategy and will ultimately benefit our business, AI and other technological advances are unpredictable, and there can be no assurance that our strategy will succeed. We may fail to predict or respond effectively to market demand for AI-powered solutions, or customer concerns regarding those solutions. Even if we successfully create, market and sell AI-based offerings that meet customer demand, the costs of developing and operating such solutions (including initial training costs and ongoing processing and inference costs) may reduce profitability and adversely affect our results of operations.

Advances in AI have made and may continue to make some foundational capabilities for agreements (such as analyzing, summarizing and comparing text) cheaper and easier to replicate, enabling companies not previously focused on agreements to provide solutions that compete with some or all of ours. In addition, advances in AI may significantly lower the cost of developing software, enabling companies to quickly and cheaply create agents or other homegrown alternatives that perform some or all of the functions they currently obtain from Docusign.

If providers of large language models, data platform companies, enterprise software companies, “hyperscalers,” or other businesses develop solutions that provide comparable functionality at lower cost or in more convenient formats, demand for our products would suffer and our business, financial condition and results of operations would be adversely affected.

If we are unable to deliver excellent service and support to customers, retain and expand sales to existing customers, and attract new customers, our revenue growth will be adversely affected.

Our ability to retain and grow our customer base depends on our ability to deliver excellent service and support to our customers. Any failure to maintain high-quality customer support and meet or exceed customer expectations could adversely affect customer retention, growth, and our financial condition and results of operations.

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

Moreover, a majority of our subscription contracts are for one year. Our customers have no obligation to renew their subscriptions and we cannot guarantee that our customers will renew their subscriptions with us for a similar or greater contract period or on the same or more favorable terms. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction, decreases in the number of users with our customers, changes in the type and size of our customers, pricing, competitive conditions, customer attrition and general economic and global market conditions, including as a result of inflation, changes in interest rates, increased debt and equity market volatility, tariffs and changes in trade policies and practices, geopolitical conflicts or public health crises. If we are unable to improve our renewal rates, our revenue may decline and our business may suffer. Furthermore, if our customers do not renew their subscriptions for our products and solutions or if they reduce
Docusign, Inc. | 2026 Form 10-K | 16

their subscription amounts at the time of renewal, our revenue will decline, and our business, operating results and financial condition will suffer.

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

Our operations involve the storage and transmission of customer data, personal data and other sensitive or confidential information, and our corporate environment contains important company data and/or business records, employee data and data from partner, vendor or other relationships, as well as a wide variety of our own internal company, partner and employee information. Our employees, service providers and third parties providing services to us often work on a remote or hybrid arrangement basis, which may involve relying on less secure systems and may increase the risk of cybersecurity-related incidents. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures as those deployed in our physical offices. We also rely on third-party and public-cloud infrastructure, and we depend in part on third-party security measures on such infrastructure to protect against unauthorized access, cyberattacks and the mishandling of customer data. Our ability to monitor our third-party service providers’ data security is limited and any breach of our providers’ security measures may result in unauthorized access to, or misuse, loss or destruction of, our and our customers’ data. We also rely on other third parties, including open-source software providers, model-providers for AI features and others; and vulnerabilities, misconfigurations, or supply chain compromises impacting any of these third parties could adversely impact our systems and data.

While we have security measures in place designed to protect our production and development environments and other systems, maintain the integrity of customer, company, partner and employee information, and prevent data loss, misappropriation and other security breaches and incidents, there can be no assurance that such security measures will be effective, or effective at all times. We are a frequent target of cyberattacks and have faced security incidents in the past that did not have a material impact on our operations. In these cases, upon detection, we took prompt action to prevent any additional unauthorized access, put further security controls in place and worked with law enforcement agencies, when appropriate. While we have taken and will continue to take steps to address cyberattacks and security incidents, these efforts to investigate, mitigate, contain, and remediate any such incidents may not always be entirely successful, and there can be no assurance that there will be no impact to our operations from these or similar incidents in the future. Despite our prevention and response efforts, any security incident or breach, even if immaterial and properly addressed, could result in negative publicity, loss of customers, damage to our reputation and could impair our sales and harm our business.

Like other organizations providing valuable technology and services, we are subject to increasing cyberattacks from malicious third parties using widely varying and frequently changing tactics, which may be enhanced or facilitated by AI technology, and may include phishing and fraud campaigns targeting our personnel via email, text, instant messaging and voice calls. As AI technologies develop rapidly, threat actors are using these technologies to create new attack methods that are increasingly automated, targeted, and coordinated and more difficult to defend against. In addition, we may face increased risk in our ability to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers.

We are subject to increasingly frequent and sophisticated cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks and other methods including credential stuffing and account takeover attacks, prompt injection, deepfakes, denial or degradation of service attacks, malicious code (e.g., viruses and worms), and many other techniques that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments, identity theft, and disrupting or disabling our services. Bad actors, nation-states, and nation-state-supported actors engage in cyberattacks, including for geopolitical reasons and in connection with global or regional conflicts and operations. The frequency and sophistication of cybersecurity threats against us and our partners, service providers or customers may often become further heightened in connection with such geopolitical tensions. If bad actors gain improper access to our systems or databases or those of our partners, service providers, and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom. Additionally, bad actors have misused our platform and/or our brand name to attempt to deceive or defraud others, and may continue to do so. If our efforts to prevent these activities, or limit their impact, are unsuccessful, our reputation and brand could be harmed, we could lose customers, and our business and financial condition could be adversely affected.

Docusign, Inc. | 2026 Form 10-K | 17

If our security measures, or the security measures of our partners, service providers, or customers, are compromised, our reputation could be damaged and our ability to attract and retain customers could be adversely affected. We could also be subject to negative publicity, increased costs to remedy any problems and otherwise respond to any incident, monetary and other losses for us or our customers, identity theft for our customers, the inability to expand our business, additional scrutiny, restrictions, fines or penalties from regulatory or governmental authorities, loss of customers and customer confidence in our services, ongoing regulatory oversight, assessments and audits, exposure to civil litigation, and/or a breach of our contracts with third parties. All of the foregoing could expose us to significant liability and harm our business, financial condition, and operating results.

Despite significant efforts to identify vulnerabilities and create security barriers to such threats, it is virtually impossible for us, our service providers, our partners and our customers to entirely mitigate these risks. Further, we could be forced to use significant financial and operational resources in response to a cyberattack, security incident, or breach, including repairing system damage, increasing security protection costs, investigating and remediating any information security vulnerabilities, complying with data breach notification obligations and applicable laws, and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and materially and adversely affect our business, financial condition, and operating results. Additionally, there can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate in the event of a security breach or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

We also cannot be sure that our existing general liability insurance coverage, cybersecurity coverage, and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that insurers will not deny coverage as to any future claim. Furthermore, our insurance coverage may not extend to all risks we face, including all AI-related security risks, and may not cover us for all losses for errors or omissions caused by AI. Cyberattacks or security incidents may result in increased costs for such insurance as well. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or coinsurance requirements, could have an adverse effect on our business, operating results and financial condition.

The market in which we participate is evolving and highly competitive, which may negatively affect our ability to add new customers, retain existing customers and grow our business.

Our products and solutions address a market that is evolving and highly competitive. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. We intend to continue to expand our sales efforts internationally, where many countries may have less familiarity with and acceptance of e-signature products. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers and international customers, about the uses and benefits of our products and solutions. Additionally, we face competition from different companies depending on the product or solution. For example, our primary global e-signature competitor is currently Adobe Acrobat Sign. We also face competition from a select number of vendors that focus on specific industries, geographies or product areas such as contract lifecycle management and advanced contract analytics. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI and general-purpose agents to address a broad range of business needs. As we attempt to sell our products and solutions to new and existing customers, we must convince them that our products and solutions are superior to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI (referred to as vibe coding) and other emerging technologies.

Many of our competitors have longer operating histories than us, significantly greater financial, technical, marketing and other resources, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Our competitors may also offer lower pricing than we do or bundle certain competing products and services at a lower price. Further, we could lose customers if our competitors develop new competitive products and solutions, acquire competitive products, reduce prices, form strategic alliances with other companies, are acquired by third parties with greater resources or develop and market new technologies that render our existing or future products less competitive, unmarketable or obsolete. For example, advances in AI and other technologies may fundamentally alter the market for our services in unpredictable ways and reduce customer demand. If we are unable to effectively compete, our business, operating results and financial condition would be harmed.

Docusign, Inc. | 2026 Form 10-K | 18

We collect, store, and process a large amount of customer, employee, partner, and service provider data, including sensitive data. Any actual or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.

We collect, store and process personal information and other data from and about our customers, employees, partners and service providers. In addition, customers use our products and solutions to obtain and store personal information, health information (including protected health information) and personal financial information. Our handling of data is thus subject to a variety of laws and regulations around the world, including regulation by various government agencies, such as the respective data protection authorities of the United Kingdom and EU member states who enforce the General Data Protection Regulation, the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Health and Human Services Office for Civil Rights (the “OCR”), the California Privacy Protection Agency, and other various federal, state, local and foreign agencies and other authorities, such as each U.S. state’s attorney general. Our data handling also is subject to contractual obligations and industry standards.

We have internal and publicly posted policies, notices, and other related documentation regarding our collection, data categorization or identification, processing, use, disclosure, deletion and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or be accused of having failed to do so. Increased regulatory focus on “dark patterns,” data minimization and transparency, along with heightened scrutiny of any statements related to the use of AI, all increase the risk of allegations that our notices and related documentation may be alleged to be non-compliant, deceptive, unfair or otherwise inaccurate. The publication of our privacy notices and other related documentation that provide commitments about data privacy and security can subject us to potential claims and enforcement actions if they are found to be non-compliant, deceptive, unfair, or otherwise misrepresent our actual practices. These could materially and adversely affect our business, financial condition and results of operations, and subject us to investigations, fines or penalties from regulators or government authorities, or civil litigation.

We are subject to various evolving laws and regulations governing our use of our business data. For more information on these laws and regulations, see the risk factors “We are subject to laws and regulations affecting our business, including those related to e-signature, marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business.” and “Complying with laws and regulations related to privacy and data protection could result in additional costs and liabilities to us or inhibit sales of our software.” If we are not able to comply with these laws or regulations or if we become liable under these evolving laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, operating results and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

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

We currently serve our customers from third-party data center hosting facilities and cloud service providers. Our customers need to be able to access our products at any time, without interruption or degradation of performance. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. As a result, we depend, in part, on our providers’ ability to protect our service supply chain
Docusign, Inc. | 2026 Form 10-K | 19

against damage or interruption, including from natural disasters, regional or global conflicts, power or telecommunications failures, criminal acts and similar events. In some instances, we may not be able to identify the cause or causes of these performance problems immediately, and it could take considerable time for such problems to become pronounced enough for us to detect or for our customers to detect and inform us. In the event that our data center and service arrangements are terminated, or if there are any lapses of service or damage to a data center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our disaster recovery planning may not account for all eventualities and our business could be harmed.

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

We use AI-powered tools and services as part of operating our business, and we also incorporate AI features and applications into our products and solutions. We are also making further investments in expanding AI capabilities in our products and solutions. AI technologies can be complex and are rapidly evolving, and while we believe that product features powered by next generation AI technologies, such as generative AI, will help drive the future growth of our business, there is no guarantee that such new product features will ultimately be successful. Our competitors and other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. Furthermore, we are increasingly developing and deploying agentic AI workflows and autonomous agents designed to perform tasks and make decisions with limited human intervention. These agentic systems may act in ways that are unpredictable, exceed their intended authorization, or fail to align with our corporate policies or legal obligations. Errors, “hallucinations,” or unintended actions taken by these agents—especially in customer-facing or operationally critical environments—could lead to significant financial loss, data breaches, contractual breaches, or regulatory non-compliance. Furthermore, we may face allegations of “AI washing” if our disclosures about our AI capabilities or our AI-related governance are deemed to be exaggerated or misleading, which could result in enforcement actions, litigation or reputational harm.

The development and use of AI present various intellectual property, data privacy, and security risks. Significant investment in the development and maintenance of proprietary datasets and training models and the development of appropriate protections, safeguards, and policies for handling the processing of data, including transparency of customer data extraction and usage in training models may be costly and may subject us to legal liability. Additionally, the agentic AI systems described above may inadvertently access or disclose sensitive information beyond their intended scope or be subject to “prompt injection” and other cyberattacks that could cause the agents to take unauthorized or harmful actions. Any integration of third-party AI functionality with our products and solutions relies on safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The continued use of AI technology to develop our products and solutions may give rise to risks related to intellectual property infringement. If the AI technology we use generates code or materials that are similar to other proprietary code or materials, or to software that is protected by patents, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI-generated software code, including those that could be induced by a maliciously trained AI model. To the extent we use third-party AI technology to develop software code, the terms of use of these tools may reserve rights in the generated code. We could also suffer loss of confidentiality, trade secret rights or other intellectual property rights or cause harm to privacy rights of third parties because of our use of AI technology.

Existing laws and regulations may be interpreted, or new laws and regulations regarding AI have been and may in the future be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For
Docusign, Inc. | 2026 Form 10-K | 20

example, the EU Artificial Intelligence Act prohibits certain AI applications and systems with unacceptable risk and imposes additional requirements on the use of other high-risk or limited-risk AI applications or systems, which may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products. In the U.S., ongoing tension between the states and the federal government over how best to regulate AI may result in increased uncertainty, risk and compliance costs for our business. Intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. A number of jurisdictions, including many U.S. states such as California and Colorado, have proposed or enacted laws regarding automated decision‑making, algorithmic discrimination and so called “high‑risk” AI technologies (mandating, among other provisions, requirements for risk management, impact assessments, consumer notices and human oversight), which may impact our use of AI and AI-powered tools.

If the content, analyses, or recommendations arising from our AI product offerings are, or are alleged to be, inaccurate, deficient, offensive, or biased, or if they have a perceived or actual negative impact on human rights, privacy rights, employment, or in other social contexts, we may experience brand and reputational harm or legal liability, and our business, financial condition, and results of operations may be adversely affected. The significant technical complexity of AI technology also requires specialized expertise and may increase compensation-related expenses. Competition for specialized personnel in the AI industry is intense, and failing to attract, integrate, or retain such expertise could adversely affect our business. Finally, the AI models we develop may not perform as expected when deployed, which could lead to financial losses or harm our competitive position. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

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

Docusign, Inc. | 2026 Form 10-K | 21

We sell to U.S. federal, state and local, as well as non-U.S. government agencies, public sector customers, and state-owned enterprises, and to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare and life sciences. Sales to such entities are subject to a number of challenges and risks, including those related to our status as a service provider to U.S. local, state and federal governmental agencies. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense to meet unique compliance requirements, some of which may be statutory or regulatory, without any assurance that these efforts will generate a sale. These longer sale cycles make the timing of future revenue from these entities difficult to predict.

Further, government compliance requirements may change, restricting our ability to sell into the government sector until we have met those updated requirements. For example, executive orders and regulations may impose new compliance obligations or restrictions on federal contractors, and noncompliance with such limits or restrictions could impact our business with government entities. Any actual or perceived failure to meet government contract compliance obligations may also create the risk of statutory penalties as well as standard breach of contract risk.

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

We sell to public sector customers primarily through third-party resellers and distributors, who contract directly with government customers and are subject to complex laws, executive orders, regulations and contractual requirements applicable to government contractors, including Federal Acquisition Regulations, and the Defense Federal Acquisition Regulations in the U.S. and public procurement, anti-corruption, trade and competition laws. If our third-party resellers and distributors fail to comply with these obligations, are suspended, debarred, or otherwise lose the ability to sell to public sector customers, our public sector sales and growth prospects could suffer and our operating results could be adversely affected.

In addition, both government agencies and entities in highly regulated industries may demand shorter subscription periods or other contract terms that differ from our standard arrangements, including terms that can lead those customers to seek broader rights in our offerings than would be standard. Such agencies and entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners due to a default or for convenience, and any such termination may adversely affect our business, operating results and financial condition.

If we are unable to maintain successful relationships with our partners, our business, operating results and financial condition could be harmed.

In addition to our direct sales force and our website, we use strategic partners, such as global system integrators, value-added resellers and independent software vendors, to sell our subscription offerings and solutions. Our agreements with our partners are generally nonexclusive, meaning our partners may offer their customers products and services of several different companies, including products and services that compete with ours, or may themselves become competitors. If our partners do not effectively market and sell our subscription offerings and solutions, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings and solutions may be harmed. Furthermore, our partner relationships and customer demand may be impacted by inflation and interest rate changes, policy changes and other global financial, economic, political, and health events. Our partners may cease marketing our subscription offerings or solutions with limited or no notice and with little or no penalty. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our products and solutions by potential customers. The loss of a substantial number of our partners, our possible inability to replace them or the failure to recruit additional partners could harm our growth objectives and operating results. Even if we are successful in maintaining and recruiting new partners, we cannot assure you that these relationships will result in increased customer usage of our products and solutions or increased revenue. Additionally, as the scale of our partnership efforts increases with our growth, the successful implementation of these relationships may become more time-consuming, difficult and costly to realize, which could negatively impact our business performance or our brand reputation.

Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.

Our products and solutions seamlessly integrate with hundreds of other software applications, including Salesforce, Microsoft, SAP, Google, ServiceNow, and Workday. Our growth strategy includes expanding the use of our products and
Docusign, Inc. | 2026 Form 10-K | 22

solutions through complementary technology offerings and software integrations, such as third-party APIs. While we have established partnerships with providers of complementary offerings and software integrations, we cannot guarantee that we will be successful in continuing to maintain and scale these partnerships or establishing partnerships with additional providers as we grow. In the future, third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; alter the terms governing use of and access to their applications and APIs; implement other changes that could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform; or themselves become competitors, any of which could negatively impact our offerings and harm our business.

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

Docusign, Inc. | 2026 Form 10-K | 23

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
Docusign, Inc. | 2026 Form 10-K | 24

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

Further, we have also made public commitments to our corporate environmental, social, and governance (“ESG”) and human capital management initiatives, including reductions in carbon emissions and fostering a culture that celebrates and harnesses the strength of our people. Any perceived changes in our dedication to these commitments or our failure to achieve progress in these areas on a timely basis, or at all, could adversely impact our relationships with our customers and employees and affect our reputation and the value of our brand.

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
▪timing of sales and revenue recognition;
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
Docusign, Inc. | 2026 Form 10-K | 25

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

Our ability to increase our revenue and grow our business is partially dependent on the widespread acceptance of our products and solutions by large businesses and other commercial organizations. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and solutions. The length of our sales cycle for these customers from initial evaluation to payment for our offerings is generally three to nine months, but can vary substantially from customer to customer and from offering to offering. Customers frequently require considerable time to evaluate, test and qualify our offerings prior to entering into or expanding a subscription. This is particularly true of CLM and our other advanced offerings, where longer evaluation, testing and qualification processes often result in longer sales cycles than for our eSignature product, and may also affect sales cycles for our IAM solutions as we market them to a growing number of potential customers. The timing of our sales with our enterprise customers, and related effects on revenue recognition and ARR, is difficult to predict because of the length and unpredictability of the sales cycle for these customers. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale.

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
Docusign, Inc. | 2026 Form 10-K | 26

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2026, 2025, and 2024 total revenue generated from customers outside the U.S. was 29%, 28%, and 26% of our total revenue. As of January 31, 2026, we have offices in 12 countries and approximately 40% of our full-time employees were located outside of the U.S. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
▪potential changes in trade relations or business practices or preferences as a result of U.S. policy initiatives;
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

Docusign, Inc. | 2026 Form 10-K | 27

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

We fund our operations through payments by our customers for use of our product offerings and related services. Our capital resources also include a secured revolving credit facility of up to $750.0 million, which may be increased by an additional $250.0 million subject to the terms of the credit agreement.

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

Docusign, Inc. | 2026 Form 10-K | 28

As of January 31, 2026, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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

We could be required to collect additional sales taxes or other indirect taxes or be subject to other tax liabilities that may increase the costs our clients would have to pay for our offering and adversely affect our operating results.

A successful assertion by one or more states or foreign jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Any imposition by state or local governments or other jurisdictions of sales tax or other indirect tax collection obligations on out-of-jurisdiction sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

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
Docusign, Inc. | 2026 Form 10-K | 29

U.S., various laws, and regulations and agency rules and opinions apply to the collection, processing, disclosure and security of certain types of data, including:

▪The ESIGN Act in the U.S. and similar U.S. state laws, particularly the Uniform Electronic Transactions Act (the “UETA”), which authorize the creation of legally binding and enforceable agreements utilizing electronic signatures and records. We are particularly reliant on the UETA and the ESIGN Act, which together have solidified the legal landscape in the U.S. for use of electronic signatures and records by providing that electronic signatures and records carry the same weight and have the same legal effect as paper documents and wet ink signatures.

▪The EU’s eIDAS, and ongoing regulatory and standards developments, including eIDAS 2.0 amendments, which may impose additional requirements on trust services and qualified providers in the EU.

▪The Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state laws relating to privacy and data security. Amendments to state cybersecurity regulations, such as updates to financial services cybersecurity requirements in New York State and elsewhere may further increase our compliance burdens.

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

Additionally, we are subject to various other laws and regulations affecting our business. For example, the SEC has adopted cybersecurity risk management and disclosure rules, which require mandatory disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy and governance. In March 2024, the SEC also adopted (but subsequently stayed the implementation of) amendments that would require public companies to disclose certain climate-related information in our annual reports beginning with our annual report covering fiscal year ended January 31, 2026. Additionally, California recently adopted the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, each of which mandate certain climate-related public disclosure requirements (although there are proposals to stay such requirements until 2028).

We expect that new laws, regulations and industry standards will evolve, and new laws, including novel forms of digital regulation, will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, electronic signatures, consumer communications and information security in the U.S., the EU and other jurisdictions, and we cannot determine the impact this may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. For example, changes in the regulatory landscape relating to new and evolving technologies, such as advances in AI technologies, and future restrictions on the collection, use, sharing or disclosure of data, or additional requirements for the express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our products and solutions, possibly in a material manner, and could limit our ability to develop new functionality. Any actual or perceived failure to comply with these or other laws or regulations could harm our business, and result in legal liability, regulatory action, or brand and reputational harm.

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
Docusign, Inc. | 2026 Form 10-K | 30

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

Internationally, virtually every jurisdiction in which we operate has established its own privacy and data security legal framework, which may include compliance requirements for us, our customers and partners. For example, in Europe, the General Data Protection Regulation (the “EU GDPR”) contains robust obligations on data controllers and processors and fulsome documentation requirements for corporate data protection compliance programs. Our obligations under the EU GDPR and other similar regional European data privacy and protection regulations (collectively the “GDPR”) include stringent data protection and cybersecurity requirements, making it more costly to provide our services in a compliant manner and increasing our risk in the event of non-compliance. We are also certified under the Asia-Pacific Economic Cooperation Cross-Border Privacy Rules System and the APEC Privacy Recognition for Processors System. A breach of these or other data protection regulations could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of data, enforcement notices, or assessment notices (for a compulsory audit). Such penalties, which under GDPR may include fines up to the greater of €20 million (£17.5 million) or 4% of global turnover, are in addition to any civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Additionally, the GDPR imposes strict rules on the transfer of personal data out of the EU or the UK to any country whose laws have not been deemed by regulators in the EU or UK to ensure an “adequate” level of data protection safeguards (such as the U.S.), and requires appropriate transfer mechanisms and, in some cases, transfer impact assessments and supplementary measures. These obligations may evolve, be interpreted or applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

Legal developments in Europe, including the EU Data Act, continue to evolve, creating complexity and uncertainty regarding transfers of personal data from the EU and the UK to the U.S. We currently utilize a combination of Binding Corporate Rules and Standard Contractual Clauses as the approved data transfer mechanisms by the EU Commission for corresponding applicable data transfer activity. While we do not anticipate any immediate changes in our current operations, we will continue to monitor these legal developments. As supervisory authorities continue to issue further guidance on the cross-border transfers of personal data, we could incur greater costs and be required to modify the manner or location in which we operate.

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
Docusign, Inc. | 2026 Form 10-K | 31

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the U.S. and other countries and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications and such patents may no longer provide us with competitive advantages. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products or design around our patents. Despite our precautions, it may be possible for unauthorized third parties to copy our products or aspects of our platform and use information that we regard as proprietary to create products and solutions that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of jurisdictions outside the U.S. Additionally, we are unable to predict or assure that rights previously granted by third parties to intellectual property licensed or assigned to us will not hamper our ability to assert our intellectual property rights or hinder the settlement of currently pending or future disputes; or that any of our pending or future copyright or trademark applications will be issued or have the coverage originally sought. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect and enforce these rights, including through litigation. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and solutions, impair the functionality of our products and solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our products and solutions or injure our reputation. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our intellectual property rights. Any of our intellectual property rights may be successfully challenged, opposed, diluted, misappropriated or circumvented by others or
Docusign, Inc. | 2026 Form 10-K | 32

invalidated, narrowed in scope or held unenforceable through administrative process or litigation. Any of these results could adversely affect our business, operating results and financial condition.

We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Intellectual property protection may not be available to us in every country in which our products and services are available, or may be limited in some countries. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be less effective. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. If we fail to adequately protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

Many of our customers deploy our products and solutions globally, and our products and solutions must comply with certain legal and regulatory requirements in varying countries. If our products and solutions fail to meet these requirements, we could incur significant liabilities and our financial condition may suffer.

Many customers use our products and solutions globally to comply with safe harbors and other legislation in the countries in which they transact business. For example, some of our customers rely on government authorizations we maintain, such as FedRAMP in the U.S, or certifications such as our qualification as a Trust Service Provider under eIDAS in the EU to help satisfy their own legal and regulatory compliance requirements. If a court or regulatory body determines that our products and solutions are inadequate to meet these requirements, documents executed through our products and solutions could, in some instances, be rendered unenforceable, resulting in potential loss of customers, liability under customer contracts, and brand and reputational damage. Additionally, changes to qualified electronic signature standards and emerging AI and digital identity governance frameworks could necessitate product modifications or recertifications, and any delay or failure to obtain or maintain such authorizations could adversely affect our ability to serve certain customers and markets.

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our products and solutions. Any use of open source software may expose us to greater risks than the use of commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Any use of open source software may involve security risks, making it easier for hackers and other third parties to determine how to compromise our platform. On occasion, companies that use open source software have faced claims challenging their use of open source software or compliance with open source license terms. There is evolving legal precedent for interpreting the terms of certain open source licenses, including the determination of which works are subject to the terms of such licenses. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of sales for us. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our software products, we may be required to re-engineer our products, discontinue the sale of our products and solutions or take other remedial actions that may divert resources away from or delay our development efforts.

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
Docusign, Inc. | 2026 Form 10-K | 33

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

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred taxes and other tax liabilities and receivables, and in evaluating our tax positions and other tax attributes on a worldwide basis. We are subject to the periodic examination of our domestic and foreign tax returns by the Internal Revenue Service, state, local, and foreign tax authorities, some of whom are challenging our tax positions. We regularly assess the likelihood of adverse outcomes from these examinations in determining the adequacy of our provision for income taxes and other tax liabilities and have reserved for potential adjustments that may result from these examinations. While we believe our tax estimates are reasonable, the ultimate outcome may differ from the amounts recorded in our financial statements and could materially affect our financial results in the period or periods for which such determination is made. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual tax audit outcomes. If the ultimate determination of income and other tax liabilities differ from the amounts recorded or accrued, our business, financial condition or results of operations may be adversely impacted.

Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. Tax laws are regularly being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions and transfer pricing of companies and we are (and may continue to be) subject to tax audits in a number of jurisdictions.

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. A number of countries have enacted legislation to implement the OECD’s 15% global minimum tax regime. As additional jurisdictions enact legislation, transitional relief expires, and other provisions of the minimum tax legislation become effective, our effective tax rate and cash tax payments could increase in future years.

The requirements of being a public company, including developing and maintaining proper and effective disclosure controls and procedures and internal control over financial reporting, may strain our resources and divert management’s attention away from other business concerns.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations that impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and such compliance has increased, and will continue to increase, our legal, accounting and financial costs.

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
Docusign, Inc. | 2026 Form 10-K | 34

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

In addition, as we continue to scale and improve our operations, including our internal systems and processes, we currently utilize, and in the future may seek to implement, a variety of critical systems, such as billing, human resources, financial reporting and accounting systems. The implementation and transition to any new critical system may be disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations and result in compromised internal reporting and processes. Moreover, since most of our employees (including those critical to maintaining an effective system of disclosure controls and internal control over financial reporting) are working and are expected to continue to work for the near term, in either a fully remote or a hybrid environment, risks that we have not contemplated may arise and result in our failure to maintain effective disclosure controls or internal control over financial reporting.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our products and solutions are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control, and we incorporate encryption technology into certain products and solutions. These encryption products and the underlying technology may be exported outside of the U.S. to most jurisdictions only with export authorizations, including by license, a license exception or other appropriate government authorizations.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit dealings without the required authorizations with countries, governments and parties targeted by U.S. sanctions. The U.S. government may not grant us the required authorization for a particular sale. Even if the required authorization for a particular sale is ultimately granted, it may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent business dealings in violation of these laws, including obtaining government authorizations, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

In addition, if our strategic partners fail to adhere to U.S. sanctions and export control laws, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements into our strategic partner agreements; however, no assurance can be given that our strategic partners will comply with such requirements.

Foreign governments also regulate the import and export of certain encryption and other technology, and have implemented, and may in the future implement, sanctions and export control laws that could limit our ability to distribute our products and solutions or could limit our end-customers’ ability to implement our products and solutions in those countries. Changes in our products and solutions or future changes in export and import regulations may create delays in the introduction of our products and solutions in international markets, prevent our end-customers with international operations from deploying our products and solutions globally or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or parties altogether. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would adversely affect our business, operating results and prospects.

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

Docusign, Inc. | 2026 Form 10-K | 35

While we have policies and controls to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any relevant civil or criminal litigation, our business, operating results and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, operating results and financial condition.

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

Docusign, Inc. | 2026 Form 10-K | 36

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
Docusign, Inc. | 2026 Form 10-K | 37

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Docusign, Inc. | 2026 Form 10-K | 38

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is guided by industry standards and frameworks, including those published by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”), and other relevant organizations.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and utilizes common reporting channels and governance processes that apply across other risk areas. While everyone at our company plays a part in managing cybersecurity risks, as discussed in more detail under “Cybersecurity Governance” below, our board of directors, both directly and through delegation to our Audit Committee (the “Audit Committee”), and our senior management team are actively involved in the oversight of our cybersecurity risk management program. In general, we seek to address and mitigate cybersecurity risks through a comprehensive, cross-functional approach by engaging teams across the business. We expect these teams to operate pursuant to our Standard Operating Procedures. Our approach is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Our cybersecurity risk management and strategy program includes:

•Our dedicated Security team, which performs periodic risk assessments to identify and assess cybersecurity threats, including threats associated with artificial intelligence and machine learning technologies, vulnerabilities, their severities, and potential mitigations. The team leverages both top-down and bottom-up risk processes and technologies to identify, manage and monitor cyber threats and vulnerabilities. The team also manages our response to cybersecurity incidents.
•Incident Response Playbooks and Standard Operating Procedures outlining procedures for detecting, responding to, and mitigating cybersecurity incidents, including maintaining business continuity and disaster recovery protocols. Depending on the nature and severity of an incident, this process provides procedures for escalating notification to our CEO and the board of directors or relevant committee of the board of directors.
•The use of external service providers, where appropriate, to assess, test or otherwise assist with certain aspects of our security controls and processes, as well as maturity assessments of our cybersecurity program.
•Implementation of new hire and annual data privacy and cybersecurity training of all employees, including senior management; annual role-based training of employees with access to sensitive systems, devices, or locations, and targeted cybersecurity simulation training held on a recurring basis.
•A third-party risk management process that identifies and mitigates cybersecurity threats associated with our use of third-party service providers, including supply chain risks. Such service providers are subject to risk tiering, security risk assessments, and continuous monitoring, including investigation of security incidents that have impacted our third-party service providers, as applicable.

We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. We have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. We believe our current processes, systems and oversight with respect to the management of risks associated with cybersecurity threats are effective. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding the risks we face from cybersecurity threats, see Item 1A. Risk Factors.

Cybersecurity Governance

Oversight responsibility is shared by our board of directors, our Audit Committee, and management. To facilitate coordinated oversight of cybersecurity matters, our management team provides regular cybersecurity updates to our board of directors and updates on cyber risk management, which include developments regarding our cybersecurity program, broader cybersecurity trends, evolving industry standards, the threat environment and other topics, to the Audit Committee. Together with management, our Audit Committee and board of directors consider this information in
Docusign, Inc. | 2026 Form 10-K | 39

their review of our cybersecurity risks and response to cybersecurity incidents. We also maintain information security risk insurance coverage.

Our Security Governance Council (“Council”) provides strategic guidance for the protection of our information, technology, and physical assets. The Council membership is led by the Chief Information Security Officer (“CISO”) and includes relevant members of senior management. The Council meets periodically to review and assess potential material cybersecurity incidents and other cybersecurity governance matters as warranted. The CISO reports to the Chief Information Officer (“CIO”) and is responsible for management of cybersecurity risks and the protection and defense of our networks, systems and data. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider risk and regulatory compliance. Our CISO has nearly 30 years of experience in global data security, operations, and risk management, having served in leadership roles at publicly traded technology companies and more than two decades in the U.S. Government.
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

ITEM 2. PROPERTIES

Our corporate headquarters are located in San Francisco, California, and consist of approximately 141,000 square feet under lease agreements that expire on July 31, 2035. We maintain additional offices in multiple locations in the U.S. and internationally in Europe, Asia, Latin America, Israel, Egypt and Australia.

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

For more information on legal proceedings, refer to ‘Claims and Litigation’ in Note 10 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Docusign, Inc. | 2026 Form 10-K | 40

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

Market Price of our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol DOCU.

Holders of our Common Stock

As of February 28, 2026, there were 60 holders of record of our common stock. The actual number of stockholders is greater than the number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Docusign, Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index for the five years ended January 31, 2026. The graph assumes $100 was invested on January 29, 2021, in our common stock and in each of the S&P 500 Index and the S&P 500 Information Technology Index. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Docusign, Inc. | 2026 Form 10-K | 41

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 1 - November 30	29,646	$64.61	29,646	$1,007,460
December 1 - December 31	2,351,530	$69.23	2,351,530	$844,656
January 1 - January 31	1,674,094	$62.34	1,674,094	$740,292
Total	4,055,270		4,055,270	$740,292

(1) Our board of directors authorized a stock repurchase program, which commenced in March 2022, and subsequently, in September 2023, May 2024, and May 2025, the board of directors increased authorizations for an aggregate total of $2.5 billion. Most recently, in March 2026, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $2.0 billion of our outstanding common stock. Repurchases of our common stock may be effected from time to time, either on the open market, in block trades, in privately negotiated transactions, and through other transactions in accordance with applicable securities laws. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. See Note 11 of this Annual Report on Form 10-K for additional information related to stock repurchases.

(2) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act (“IRA”).

ITEM 6. Reserved

Docusign, Inc. | 2026 Form 10-K | 42

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

Executive Overview of Fiscal 2026 Results

Overview

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our IAM platform, the world’s leading e-signature solution, and CLM solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a customer-centric experience. The Docusign IAM platform is a system of record that enables customers of all sizes to ingest a vast, complex body of agreements into a single repository, build agreement workflows that operate at scale, and take action on high-accuracy insights from agreement data. As of January 31, 2026, over 1.8 million customers and more than a billion users worldwide utilize Docusign to accelerate and simplify the process of doing business.

We generate substantially all our revenue from sales of subscriptions, which accounted for 98%, 97% and 97% of our revenue in each of the years ended January 31, 2026, 2025 and 2024. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance.

We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers with deployment and integration services. Professional services and other revenue accounted for the remainder of total revenue in each of the years ended January 31, 2026, 2025 and 2024. We anticipate placing a greater focus on investing in customer success through professional services offered by partners. We believe it plays an important role in accelerating our customers’ adoption of our products, which helps drive customer retention and expansion.

One pillar of our long-term strategy is to evolve our go-to-market (“GTM”) channels from the historically direct sales-driven approach. We are currently investing in three routes to market, including direct sales, our partner channel, and digital self-service purchasing. We expect that Docusign’s IAM platform will increasingly be offered across all three channels.

We offer subscriptions to our products to businesses of all sizes, from global enterprises down to local, very small businesses (“VSBs”). We offer more than 1,100 active partner integrations with the applications that many of our customers already use so that they can create, commit and manage agreements directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the periods presented.

We focused initially on selling our products to commercial businesses and VSBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,205 as of January 31, 2026 compared to 1,131 as of January 31, 2025. Each of our customer types has a different purchasing pattern. VSBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Docusign, Inc. | 2026 Form 10-K | 43

Financial Results for the Year Ended January 31, 2026

(in thousands)	Year Ended January 31, 2026
Total revenue	$3,219,500
Total costs and expenses	2,920,921
Total stock-based compensation expense	622,321
Income from operations	298,579
Net income	309,085
Cash provided by operating activities	1,165,007
Capital expenditures	(106,445)

Cash, cash equivalents, restricted cash and investments were $1.1 billion as of January 31, 2026.

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

The second growth pillar is to strengthen our omnichannel GTM by evolving our direct sales, partner, and self-service routes to market to better meet evolving customer needs. By strengthening our direct sales, partner, and self-service routes to market, we aim to simultaneously accelerate our ability to scale while reducing our customer acquisition and managements costs.

Finally, our third growth pillar is to enhance operational and financial efficiency to scale effectively and sustainably. This includes prioritizing the infrastructure and technology investments that best serve our diverse customer base, including our migration to cloud-based infrastructure. Additionally, we continue to evaluate strategic acquisitions and partnerships that align with our growth objectives and expand our product offerings.

We believe these combined efforts will strengthen our ability to retain and grow within our existing customer base, while also attracting new customers.

Growing Customer Base

As of January 31, 2026, we had a total of over 1.8 million customers, including approximately 280,000 small and medium-sized businesses (“SMBs”), mid-market companies, and large enterprise customers served by our direct sales force. We had a total of nearly 1.7 million customers, including over 260,000 customers served by our direct sales force as of January 31, 2025.

In fiscal 2026, we defined enterprise customers as companies generally included in the Global 2000. We have defined mid-market customers as companies outside the Global 2000 that have more than 250 employees and defined SMBs as companies with between 10 and 249 employees, in each case excluding any enterprise customers. We defined VSBs as companies with fewer than 10 employees. VSBs were our most numerous group of customers, and we typically served them through digital and self-service resources outside of our direct sales channels. We referred to total customers as all enterprises, mid-market, SMBs, and VSBs. In fiscal 2027, we plan to distinguish between enterprise, commercial mid-market and SMB customers on the basis of annual recurring revenue.

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
Docusign, Inc. | 2026 Form 10-K | 44

Increasing International Revenue

International revenue increased by 13% in the year ended January 31, 2026, compared to the year ended January 31, 2025. Our international revenue represented 29%, 28% and 26% of our total revenue in each of the years ended January 31, 2026, 2025, and 2024.

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

We believe there is a substantial opportunity for us to increase our international customer base by leveraging and expanding investments in our technology, direct sales force, and strategic partnerships around the world, as well as helping existing U.S.-based customers manage agreements across their international businesses. We have experienced increased demand across multiple regions and are focusing our sales and marketing resources to capitalize on the potential growth of these markets. Additionally, we expect to continue to develop and enhance our strategic partnerships in key international markets as we grow internationally, with a particular focus on IAM.

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

Docusign, Inc. | 2026 Form 10-K | 45

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

Interest Expense

In fiscal 2024, interest expense consisted primarily of contractual interest expense and amortization of debt issuance costs on our Convertible Senior Notes due 2023 (the “2023 Notes”) and our Convertible Senior Notes due 2024 (the “2024 Notes”). The 2023 Notes and the 2024 Notes (collectively, the “Notes”) were extinguished during fiscal 2024. In fiscal 2025 and 2026, interest expense consists primarily of commitment fees on the undrawn balance of our revolving credit facility and the amortization of the associated issuance costs.
Docusign, Inc. | 2026 Form 10-K | 46

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation includes significant tax law changes, including the restoration of immediate deduction of domestic research and development costs. The legislation has multiple effective dates with certain provisions effective in 2025 and others implemented through 2027. The impact of changes effective during fiscal 2026 are included in our tax provision and have resulted in additional tax expense.

Docusign, Inc. | 2026 Form 10-K | 47

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Year Ended January 31,
(in thousands)	2026	As % of Revenue	2025	As % of Revenue
Revenue:
Subscription	$3,150,551	98%	$2,901,309	97%
Professional services and other	68,949	2	75,430	3
Total revenue	3,219,500	100	2,976,739	100
Cost of revenue:
Subscription	581,058	18	532,445	18
Professional services and other	82,004	3	89,214	3
Total cost of revenue	663,062	21	621,659	21
Gross profit	2,556,438	79	2,355,080	79
Operating expenses:
Sales and marketing	1,203,885	37	1,160,993	39
Research and development	664,985	21	588,455	20
General and administrative	388,989	12	375,983	12
Restructuring and other related charges	—	—	29,721	1
Total operating expenses	2,257,859	70	2,155,152	72
Income from operations	298,579	9	199,928	7
Interest expense	(2,546)	—	(1,550)	—
Interest income and other income, net	51,295	2	49,563	1
Income before provision for (benefit from) income taxes	347,328	11	247,941	8
Provision for (benefit from) income taxes	38,243	1	(819,944)	(28)
Net income	$309,085	10%	$1,067,885	36%

For a comparison of our results of operations for the fiscal years ended January 31, 2025 and 2024, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 18, 2025.

Revenue

	Year Ended January 31,				2026 vs 2025
(in thousands)	2026	As % of Revenue	2025	As % of Revenue
Revenue:
Subscription	$3,150,551	98%	$2,901,309	97%	9%
Professional services and other	68,949	2	75,430	3	(9)%
Total revenue	$3,219,500	100%	$2,976,739	100%	8%

Subscription revenue increased $249.2 million, or 9%, in the year ended January 31, 2026. The increase was primarily due to the expansion of revenue from our commercial and enterprise accounts, as well as our digital channel. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.
Docusign, Inc. | 2026 Form 10-K | 48

Cost of Revenue and Gross Margin

	Year Ended January 31,		2026 vs 2025
(in thousands)	2026	2025
Cost of revenue:
Subscription	$581,058	$532,445	9%
Professional services and other	82,004	89,214	(8)%
Total cost of revenue	$663,062	$621,659	7%
Gross margin:
Subscription	82%	82%	—	pts
Professional services and other	(19)%	(18)%	(1)	pts
Total gross margin	79%	79%	—	pts

Cost of subscription revenue increased $48.6 million, or 9%, in the year ended January 31, 2026, primarily driven by higher costs to support our growing customer base. Increases primarily consisted of:

•$30.5 million in information technology costs, particularly hosting costs as we continued our transition from co-located data centers to public cloud infrastructure to support future growth of our platform, including IAM;
•$10.7 million in partner and reseller fees to support our customer base due to higher transaction volume and merchant processing fees; and
•$6.7 million in personnel costs due to an increase in commissions as part of our ongoing focus on expansion and driving customer acquisition.

Sales and Marketing

	Year Ended January 31,		2026 vs 2025
(in thousands)	2026	2025
Sales and marketing	$1,203,885	$1,160,993	4%
Percentage of revenue	37%	39%

Sales and marketing expenses increased $42.9 million, or 4%, in the year ended January 31, 2026, primarily due to investments in our workforce. Main drivers primarily consisted of:

•$54.1 million increase in personnel costs, primarily due to higher commissions reflecting our continued focus on expansion and driving customer acquisition, as well as annual salary increases and greater incentive compensation tied to improved performance on certain company metrics; partially offset by
•$13.0 million decrease in stock-based compensation expense mainly due to executive transitions that occurred in fiscal 2025.

Research and Development

	Year Ended January 31,		2026 vs 2025
(in thousands)	2026	2025
Research and development	$664,985	$588,455	13%
Percentage of revenue	21%	20%

Research and development expenses increased $76.5 million, or 13%, in the year ended January 31, 2026, primarily due to investments in our workforce to support product innovation, including expansion due to our acquisition of Lexion in fiscal 2025. Increases primarily consisted of:

•$39.8 million in personnel costs due to higher headcount, including our acquisition of Lexion, and higher incentive compensation driven by higher performance on certain company metrics; and
•$32.5 million in stock-based compensation expense due to annual merit increases and higher headcount.

Docusign, Inc. | 2026 Form 10-K | 49

General and Administrative

	Year Ended January 31,		2026 vs 2025
(in thousands)	2026	2025
General and administrative	$388,989	$375,983	3%
Percentage of revenue	12%	12%

General and administrative expenses increased $13.0 million, or 3%, in the year ended January 31, 2026, primarily due to an increase in personnel expense related to higher headcount and annual merit increases.

Provision for (benefit from) Income Taxes

	Year Ended January 31,		2026 vs 2025
(in thousands)	2026	2025
Provision for (benefit from) income taxes	$38,243	$(819,944)	105%
Percentage of revenue	1%	(28)%

Provision for income taxes increased $858.2 million or 105% in the year ended January 31, 2026. The increase is primarily attributable to the $837.3 million benefit recognized during the year ended January 31, 2025 for the release of our U.S. federal and state valuation allowances, as well as higher profit before taxes in fiscal 2026.

Docusign, Inc. | 2026 Form 10-K | 50

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments as well as cash generated from operations. As of January 31, 2026, we had $866.5 million in cash and cash equivalents and short-term investments. We also had $208.4 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services, and we have additional borrowing capacity available from our credit facility.

In May 2025, we entered into an agreement with a syndicate of banks, which provides for a secured revolving credit facility (“Credit Facility”) in the aggregate principal amount of $750.0 million and may be increased by an additional $250.0 million subject to customary terms and conditions. The Credit Facility superseded and replaced the revolving credit facility that we previously entered into in January 2021. As of January 31, 2026, there were no outstanding borrowings under the Credit Facility, and we were in compliance with related covenants. The Credit Facility matures in May 2030 and is available to optimize our capital structure and strengthen our balance sheet. We have included additional information in Note 8 to the Condensed Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

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

In addition to our contractual commitments, our board of directors has authorized a stock repurchase program, which commenced in March 2022. During the year ended January 31, 2026, we repurchased and settled 11.8 million shares of common stock for $869.1 million through our stock repurchase program. The program has no minimum purchase and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. We expect that our existing sources of liquidity, including our existing cash, cash equivalents and investments, expected future operating cash flows, and the borrowing capacity of our credit facility, will finance the repurchase of common stock at management’s discretion. The timing and amount of any repurchases of common stock will be determined by management based on its evaluation of market conditions and other factors.

Docusign, Inc. | 2026 Form 10-K | 51

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$1,165,007	$1,017,272
Investing activities	(126,781)	(312,876)
Financing activities	(1,099,902)	(838,791)
Effect of foreign exchange on cash, cash equivalents and restricted cash	20,272	(7,550)
Net change in cash, cash equivalents and restricted cash	$(41,404)	$(141,945)

Cash Flows from Operating Activities

Cash provided by operating activities was $1.2 billion for the year ended January 31, 2026. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include the payment of employee salaries and benefits in addition to vendor payments.

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

Cash Flows from Investing Activities

For the year ended January 31, 2026, net cash used in investing activities of $126.8 million was primarily driven by $106.4 million in purchases of property and equipment as we continued to invest in capitalized software development projects and to support operations at our data centers in addition to $19.6 million net purchase of marketable securities.

For the year ended January 31, 2025, net cash used in investing activities of $312.9 million was primarily driven by the acquisition of Lexion, which totaled $143.6 million, net of cash acquired. Additionally, net purchases of marketable securities were $70.9 million, and purchases of property and equipment were $97.0 million as we continued to support operations at our data centers and invest in capitalized software development projects.

Cash Flows from Financing Activities

For the year ended January 31, 2026, net cash used in financing activities of $1.1 billion was primarily driven by $869.1 million to repurchase 11.8 million shares of common stock through our stock repurchase program and $227.7 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

For the year ended January 31, 2025, net cash used in financing activities of $838.8 million was primarily driven by $683.5 million to repurchase 11.0 million shares of common stock through our stock repurchase program, and $155.3 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

Docusign, Inc. | 2026 Form 10-K | 52

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, income taxes, loss contingencies, and valuation of acquired intangible assets in business combinations.

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

Our performance obligations consist of (i) subscription services, (ii) professional and other services, (iii) on-premises solutions and (iv) maintenance and support for our on-premises solutions. In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our customers. For some of our services, such as delivery of on-premises solutions, we satisfy our performance obligations at a point in time. We identify and evaluate terms and conditions in contracts which may impact revenue recognition.

Period of Benefit of Deferred Contract Acquisition Costs

Contract acquisition costs are amortized on a straight-line basis over their period of benefit. To determine the period of benefit, we evaluate the type of costs incurred, the nature of the related benefit, and the specific facts and circumstances of our arrangements. The period of benefit for commissions paid for the acquisition of the initial subscription contract is determined by considering our customer life and the technological life of our software platform and related significant features. The period of benefit for commissions on renewal subscription contracts is determined by considering the weighted average contractual term for our renewal contracts. Periodically, we evaluate these factors and review whether events or changes in circumstances have occurred that could impact the period of benefit. Any future changes in circumstances around our customer life and weighted average contractual terms of renewal contracts may materially change the periods of benefit and therefore the amortization amounts recognized in our consolidated statement of operations and comprehensive income.

Stock-based Compensation

We issue stock-based awards to employees, including restricted stock units (“RSUs”) and purchase rights granted under our Employee Stock Purchase Plan (“ESPP“). We measure the fair value of these awards at the grant date and recognize such fair value as expense over the service period.

From time to time, we grant RSUs that also include performance-based or market-based conditions. The fair value of RSUs, including those granted with a performance condition, is estimated on the date of grant based on the fair value of our underlying common stock. For RSUs with a performance condition, we assess the probability that such performance conditions will be met or achieved every reporting period. For RSUs granted with a market condition, we use a Monte Carlo option-pricing model to determine the fair value of the RSUs. The fair value of ESPP purchase rights is estimated on the date of grant using a Black-Scholes option pricing model.

Judgment is required to estimate the expected life of the stock awards, the volatility of the underlying common stock, forfeiture rates, and probability of achievement of performance conditions. Our assumptions may differ from those used in prior periods. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our results of operations.

Docusign, Inc. | 2026 Form 10-K | 53

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

We regularly assess the need for a valuation allowance against our deferred tax assets. In making this assessment, we weigh both positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations, to determine whether it is more likely than not that a deferred tax asset will be realized. This assessment requires significant judgment and is performed for each jurisdiction in which we operate. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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
Docusign, Inc. | 2026 Form 10-K | 54

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, amortization of debt discount and issuance costs, acquisition-related expenses, fair value adjustments to strategic investments, lease-related impairment and lease-related charges, restructuring and other related charges, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For the years ended January 31, 2026, 2025 and 2024, we have determined the projected non-GAAP tax rate to be 21%, 20%, and 20%, respectively.

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

Billings: We define billings as total revenues plus the change in our contract liabilities and refund liability less contract assets and unbilled accounts receivable in a given period. Billings reflects sales to new customers plus subscription renewals and additional sales to existing customers. Only amounts invoiced to a customer in a given period are included in billings. We considered billings to measure our periodic performance, when taking into consideration the timing aspects of customer renewals, which represent a large component of our business. Given that most of our customers pay in annual installments one year in advance, but we typically recognize a majority of the related revenue ratably over time, we used billings to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers. Beginning in the first fiscal quarter of 2027, we will no longer report or guide to billings.

Annual Recurring Revenue: We calculate Annual Recurring Revenue (“ARR”) as the annualized value of active customer contracts as of the measurement date. This calculation assumes that any contract expiring within the next 12 months renews on its existing terms, and excludes non-recurring revenue streams recognized at a point in time. When evaluating ARR on a product basis for contracts spanning multiple product lines, we allocate the support contract value to each product offering based on its proportional share of the total contract value. To annualize contracts, we divide the total committed contract value by the number of months in the subscription term and multiply by twelve. For international contracts denominated in foreign currencies, ARR is translated into U.S. dollars using a fixed exchange rate set at the beginning of each fiscal year. We adjust previously reported ARR annually to reflect these exchange rate changes for comparative purposes. We believe ARR measures our business performance and serves as a leading indicator of future revenue growth. ARR is an operating metric and should be viewed independently of revenue, deferred revenue, and
Docusign, Inc. | 2026 Form 10-K | 55

remaining performance obligations; it does not represent revenue under U.S. GAAP on an annual basis. ARR was $3,272 million as of January 31, 2026, $3,030 million as of January 31, 2025, and $2,805 million as of January 31, 2024. As of January 31, 2026, IAM represented 10.8% of our total ARR as of January 31, 2026, and 2.3% of our total ARR as of January 31, 2025.

Reconciliation of gross profit (loss) and gross margin:

	Year Ended January 31,
(in thousands)	2026	2025	2024
GAAP gross profit	$2,556,438	$2,355,080	$2,189,261
Add: Stock-based compensation	72,397	76,987	79,996
Add: Amortization of acquisition-related intangibles	4,923	12,267	8,857
Add: Employer payroll tax on employee stock transactions	5,496	3,909	2,262
Add: Lease-related impairment and lease-related charges	—	—	721
Non-GAAP gross profit	$2,639,254	$2,448,243	$2,281,097
GAAP gross margin	79.4%	79.1%	79.3%
Non-GAAP adjustments	2.6%	3.1%	3.3%
Non-GAAP gross margin	82.0%	82.2%	82.6%

GAAP subscription gross profit	$2,569,493	$2,368,864	$2,226,803
Add: Stock-based compensation	56,501	58,348	51,660
Add: Amortization of acquisition-related intangibles	4,923	12,267	8,857
Add: Employer payroll tax on employee stock transactions	4,201	2,882	1,464
Add: Lease-related impairment and lease-related charges	—	—	505
Non-GAAP subscription gross profit	$2,635,118	$2,442,361	$2,289,289
GAAP subscription gross margin	81.6%	81.6%	82.9%
Non-GAAP adjustments	2.0%	2.6%	2.3%
Non-GAAP subscription gross margin	83.6%	84.2%	85.2%

GAAP professional services and other gross loss	$(13,055)	$(13,784)	$(37,542)
Add: Stock-based compensation	15,896	18,639	28,336
Add: Employer payroll tax on employee stock transactions	1,295	1,027	798
Add: Lease-related impairment and lease-related charges	—	—	216
Non-GAAP professional services and other gross income (loss)	$4,136	$5,882	$(8,192)
GAAP professional services and other gross margin	(18.9)%	(18.3)%	(49.9)%
Non-GAAP adjustments	24.9%	26.1%	39.0%
Non-GAAP professional services and other gross margin	6.0%	7.8%	(10.9)%

Docusign, Inc. | 2026 Form 10-K | 56

Reconciliation of income from operations and operating margin:

	Year Ended January 31,
(in thousands)	2026	2025	2024
GAAP income from operations	$298,579	$199,928	$31,634
Add: Stock-based compensation	622,321	605,499	611,835
Add: Amortization of acquisition-related intangibles	16,131	24,717	19,375
Add: Employer payroll tax on employee stock transactions	30,906	21,793	13,682
Add: Acquisition-related expenses	—	4,340	—
Add: Restructuring and other related charges	—	29,721	30,381
Add: Lease-related impairment and lease-related charges	—	—	4,460
Non-GAAP income from operations	$967,937	$885,998	$711,367
GAAP operating margin	9.3%	6.7%	1.1%
Non-GAAP adjustments	20.8%	23.1%	24.7%
Non-GAAP operating margin	30.1%	29.8%	25.8%

Reconciliation of net income:

	Year Ended January 31,
(in thousands)	2026	2025	2024
GAAP net income	$309,085	$1,067,885	$73,980
Add: Stock-based compensation	622,321	605,499	611,835
Add: Amortization of acquisition-related intangibles	16,131	24,717	19,375
Add: Employer payroll tax on employee stock transactions	30,906	21,793	13,682
Add: Acquisition-related expenses	—	4,340	—
Add: Restructuring and other related charges	—	29,721	30,381
Add: Amortization of debt discount and issuance costs	—	—	5,175
Add: Fair value adjustments to strategic investments	—	—	22
Add: Lease-related impairment and lease-related charges	—	—	4,460
Add: Income tax and other tax adjustments	(175,261)	(1,006,746)	(136,023)
Non-GAAP net income	$803,182	$747,209	$622,887

Computation of free cash flow:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Net cash provided by operating activities	$1,165,007	$1,017,272	$979,526
Less: Purchases of property and equipment	(106,445)	(96,988)	(92,391)
Non-GAAP free cash flow	$1,058,562	$920,284	$887,135
Net cash provided by (used in) investing activities	$(126,781)	$(312,876)	$44,612
Net cash used in financing activities	$(1,099,902)	$(838,791)	$(946,039)

Docusign, Inc. | 2026 Form 10-K | 57

Computation of billings:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Revenue	$3,219,500	$2,976,739	$2,761,882
Add: Contract liabilities and refund liability, end of period	1,663,128	1,479,266	1,343,792
Less: Contract liabilities and refund liability, beginning of period	(1,479,266)	(1,343,792)	(1,191,269)
Add: Contract assets and unbilled accounts receivable, beginning of period	17,825	20,189	16,615
Less: Contract assets and unbilled accounts receivable, end of period	(14,905)	(17,825)	(20,189)
Add: Contract assets and unbilled accounts receivable contributed by acquisitions	—	53	—
Less: Contract liabilities and refund liability contributed by acquisitions	—	(5,071)	—
Non-GAAP billings	$3,406,282	$3,109,559	$2,910,831

Docusign, Inc. | 2026 Form 10-K | 58

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of January 31, 2026, we had cash, cash equivalents, restricted cash, and investments totaling $1.1 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.7 million decrease of the fair value of our investment portfolio as of January 31, 2026. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of January 31, 2026, we had access to a revolving credit facility. In May 2025, we entered into an agreement with a syndicate of banks, which superseded and replaced our prior credit facility and provides for a secured revolving credit facility in an aggregate principal amount of $750.0 million, which amount may be increased by an additional $250.0 million subject to customary terms and conditions. Under the new credit agreement, we can secure borrowings based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

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
Docusign, Inc. | 2026 Form 10-K | 59

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Docusign, Inc. | 2026 Form 10-K | 60

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Docusign, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Docusign, Inc. and its subsidiaries (the "Company") as of January 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Docusign, Inc. | 2026 Form 10-K | 61

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

Revenue Recognition – Subscription Revenue

As described in Note 1 to the consolidated financial statements, the Company generates revenue primarily from sales of subscriptions to access the Company’s software platform and related subscriptions of their customers. The fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term beginning on the date access to the software platform is provided. The Company’s subscription revenue for the year ended January 31, 2026 was $3.2 billion.

The principal considerations for our determination that performing procedures relating to revenue recognition for subscription revenue is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to revenue recognition for the Company’s subscription revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for subscription revenue. These procedures also included, among others, (i) testing revenue recognized for a sample of subscription revenue transactions by obtaining and inspecting source documents, such as contracts, invoices and cash receipts, and recalculating revenue recognized and (ii) testing a sample of outstanding customer invoice balances as of January 31, 2026 by obtaining and inspecting source documents, such as contracts, invoices and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 18, 2026

We have served as the Company’s auditor since 2009, which includes periods before the Company became subject to SEC reporting requirements.

Docusign, Inc. | 2026 Form 10-K | 62

DOCUSIGN, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
(in thousands, except per share data)	2026	2025
Assets
Current assets
Cash and cash equivalents	$602,442	$648,623
Investments—current	264,084	314,924
Accounts receivable, net of allowance for doubtful accounts of $9,916 and $8,828 as of January 31, 2026 and 2025	516,429	429,582
Contract assets—current	10,782	13,764
Prepaid expenses and other current assets	97,101	82,368
Total current assets	1,490,838	1,489,261
Investments—noncurrent	208,393	134,105
Property and equipment, net	361,808	299,370
Operating lease right-of-use assets	165,578	109,630
Goodwill	458,446	454,477
Intangible assets, net	61,394	76,388
Deferred contract acquisition costs—noncurrent	474,628	467,201
Deferred tax assets—noncurrent	835,245	840,470
Other assets—noncurrent	173,220	141,803
Total assets	$4,229,550	$4,012,705
Liabilities and Equity
Current liabilities
Accounts payable	$17,419	$30,697
Accrued expenses and other current liabilities	113,358	99,579
Accrued compensation	260,840	227,115
Contract liabilities—current	1,631,168	1,455,442
Operating lease liabilities—current	16,623	19,077
Total current liabilities	2,039,408	1,831,910
Contract liabilities—noncurrent	29,956	21,523
Operating lease liabilities—noncurrent	168,496	105,350
Deferred tax liability—noncurrent	21,507	20,596
Other liabilities—noncurrent	52,363	30,634
Total liabilities	2,311,730	2,010,013
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of January 31, 2026 and 2025	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 197,765 shares issued and outstanding as of January 31, 2026; 500,000 shares authorized, 202,507 shares issued, 202,477 shares outstanding as of January 31, 2025	20	20
Treasury stock, at cost: 0 shares as of January 31, 2026; 30 shares as of January 31, 2025	—	(2,871)
Additional paid-in capital	3,777,995	3,321,242
Accumulated other comprehensive loss	(3,712)	(28,376)
Accumulated deficit	(1,856,483)	(1,287,323)
Total stockholders’ equity	1,917,820	2,002,692
Total liabilities and equity	$4,229,550	$4,012,705

The accompanying notes are an integral part of these consolidated financial statements.
Docusign, Inc. | 2026 Form 10-K | 63

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended January 31,
(in thousands, except per share data)	2026	2025	2024
Revenue:
Subscription	$3,150,551	$2,901,309	$2,686,708
Professional services and other	68,949	75,430	75,174
Total revenue	3,219,500	2,976,739	2,761,882
Cost of revenue:
Subscription	581,058	532,445	459,905
Professional services and other	82,004	89,214	112,716
Total cost of revenue	663,062	621,659	572,621
Gross profit	2,556,438	2,355,080	2,189,261
Operating expenses:
Sales and marketing	1,203,885	1,160,993	1,168,137
Research and development	664,985	588,455	539,488
General and administrative	388,989	375,983	419,621
Restructuring and other related charges	—	29,721	30,381
Total operating expenses	2,257,859	2,155,152	2,157,627
Income from operations	298,579	199,928	31,634
Interest expense	(2,546)	(1,550)	(6,844)
Interest income and other income, net	51,295	49,563	68,889
Income before provision for (benefit from) income taxes	347,328	247,941	93,679
Provision for (benefit from) income taxes	38,243	(819,944)	19,699
Net income	$309,085	$1,067,885	$73,980
Net income per share attributable to common stockholders:
Basic	$1.53	$5.23	$0.36
Diluted	$1.48	$5.08	$0.36
Weighted-average shares used in computing net income per share:
Basic	202,079	204,329	204,070
Diluted	209,118	210,339	208,950

Other comprehensive income (loss):
Foreign currency translation gains (losses), net of tax	$24,072	$(9,651)	$(254)
Unrealized gains on investments, net of tax	592	635	3,890
Other comprehensive income (loss)	24,664	(9,016)	3,636
Comprehensive income	$333,749	$1,058,869	$77,616

Stock-based compensation expense included in costs and expenses:
Cost of revenue—subscription	$56,501	$58,348	$51,660
Cost of revenue—professional services and other	15,896	18,639	28,336
Sales and marketing	189,648	202,609	203,855
Research and development	236,780	204,238	184,211
General and administrative	123,496	121,665	143,773
Restructuring and other related charges	—	4,836	5,012

The accompanying notes are an integral part of these consolidated financial statements.
Docusign, Inc. | 2026 Form 10-K | 64

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2023	201,904	$20	$2,240,732	$(1,785)	$(22,996)	$(1,598,684)	$617,287
Settlement of convertible senior notes due in 2024	—	—	104	—	—	—	104
Exercise of stock options	840	—	13,991	—	—	—	13,991
Settlement of restricted stock units	7,523	1	—	—	—	—	1
Employee stock purchase plan	839	—	32,993	—	—	—	32,993
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(2,722)	—	(141,994)	(379)	—	—	(142,373)
Repurchases of common stock	(3,058)	—	—	—	—	(145,515)	(145,515)
Settlement of capped calls, net of related costs	—	—	23,688	—	—	—	23,688
Employee stock-based compensation	—	—	651,947	—	—	—	651,947
Net income	—	—	—	—	—	73,980	73,980
Other comprehensive income, net	—	—	—	—	3,636	—	3,636
Balances at January 31, 2024	205,326	21	2,821,461	(2,164)	(19,360)	(1,670,219)	1,129,739
Exercise of stock options	1,301	—	22,705	—	—	—	22,705
Settlement of restricted stock units	9,275	—	—	—	—	—	—
Employee stock purchase plan	862	—	35,314	—	—	—	35,314
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(3,333)	—	(215,112)	(707)	—	—	(215,819)
Repurchases of common stock	(10,954)	(1)	—	—	—	(684,989)	(684,990)
Employee stock-based compensation	—	—	656,874	—	—	—	656,874
Net income	—	—	—	—	—	1,067,885	1,067,885
Other comprehensive loss, net	—	—	—	—	(9,016)	—	(9,016)
Balances at January 31, 2025	202,477	$20	$3,321,242	$(2,871)	$(28,376)	$(1,287,323)	$2,002,692

The accompanying notes are an integral part of these consolidated financial statements.
Docusign, Inc. | 2026 Form 10-K | 65

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances at January 31, 2025	202,477	20	3,321,242	(2,871)	(28,376)	(1,287,323)	2,002,692
Exercise of stock options	75	—	1,250	—	—	—	1,250
Settlement of restricted stock units	9,840	1	—	—	—	—	1
Employee stock purchase plan	729	—	40,780	—	—	—	40,780
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(3,516)	—	(272,291)	(516)	—	—	(272,807)
Retirement of treasury stock	—	—	—	3,387	—	(3,387)	—
Repurchases of common stock	(11,840)	(1)	—	—	—	(874,858)	(874,859)
Employee stock-based compensation	—	—	687,014	—	—	—	687,014
Net income	—	—	—	—	—	309,085	309,085
Other comprehensive income, net	—	—	—	—	24,664	—	24,664
Balances at January 31, 2026	197,765	$20	$3,777,995	$—	$(3,712)	$(1,856,483)	$1,917,820

The accompanying notes are an integral part of these consolidated financial statements.

Docusign, Inc. | 2026 Form 10-K | 66

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
(in thousands)	2026	2025	2024
Cash flows from operating activities:
Net income	$309,085	$1,067,885	$73,980
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	116,081	107,804	95,062
Amortization of deferred contract acquisition and fulfillment costs	271,067	237,217	200,163
Amortization of debt discount and transaction costs	775	554	4,749
Non-cash operating lease costs	18,903	19,065	21,310
Stock-based compensation expense	622,321	610,335	616,847
Deferred income taxes	4,713	(839,989)	6,292
Other	2,958	6,111	(1,904)
Changes in operating assets and liabilities
Accounts receivable	(91,742)	2,075	71,681
Prepaid expenses and other current assets	(15,200)	(17,634)	(657)
Deferred contract acquisition and fulfillment costs	(271,544)	(302,166)	(255,159)
Other assets	(1,941)	(22,002)	(15,432)
Accounts payable	(15,148)	7,638	(4,826)
Accrued expenses and other liabilities	26,257	2,935	6,473
Accrued compensation	29,515	29,236	33,979
Contract liabilities	177,203	129,854	152,247
Operating lease liabilities	(18,296)	(21,646)	(25,279)
Net cash provided by operating activities	1,165,007	1,017,272	979,526
Cash flows from investing activities:
Cash paid for acquisition, net of acquired cash	—	(143,611)	—
Purchases of marketable securities	(409,599)	(411,236)	(336,221)
Maturities of marketable securities	389,989	340,334	473,869
Purchases of strategic and other investments	(726)	(1,375)	(645)
Purchases of property and equipment	(106,445)	(96,988)	(92,391)
Net cash provided by (used in) investing activities	(126,781)	(312,876)	44,612
Cash flows from financing activities:
Repayments of convertible senior notes	—	—	(726,979)
Payment of revolving credit facility costs	(3,133)	—	—
Repurchases of common stock	(869,086)	(683,528)	(145,515)
Settlement of capped calls, net of related costs	—	—	23,688
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(269,713)	(213,282)	(144,218)
Proceeds from exercise of stock options	1,250	22,705	13,991
Proceeds from employee stock purchase plan	40,780	35,314	32,994
Net cash used in financing activities	(1,099,902)	(838,791)	(946,039)
Effect of foreign exchange on cash, cash equivalents and restricted cash	20,272	(7,550)	199
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,404)	(141,945)	78,298
Cash, cash equivalents and restricted cash at beginning of period	659,554	801,499	723,201
Cash, cash equivalents and restricted cash at end of period	$618,150	$659,554	$801,499

The accompanying notes are an integral part of these consolidated financial statements.
Docusign, Inc. | 2026 Form 10-K | 67

DOCUSIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended January 31,
(in thousands)	2026	2025	2024
Supplemental disclosure:
Cash paid for interest	$—	$—	$185
Cash paid for operating lease liabilities	27,361	26,500	34,845
Cash paid for income taxes	12,946	24,324	10,460
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$3,302	$5,687	$2,879
Operating lease right-of-use assets exchanged for lease obligations	74,072	5,586	3,149
Excise tax payable on net stock repurchase	3,234	1,461	—
Repurchases of common stock in accrued expenses and other current liabilities	4,001	—	—

The accompanying notes are an integral part of these consolidated financial statements.
Docusign, Inc. | 2026 Form 10-K | 68

DOCUSIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

Docusign, Inc. (“we,” “our” or “us”) was incorporated in the State of Washington in April 2003. We merged with and into Docusign, Inc., a Delaware corporation, in March 2015.

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our IAM platform, the world’s leading e-signature solution, and CLM solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a customer-centric experience. The Docusign IAM platform is a system of record that enables customers of all sizes to ingest a vast, complex body of agreements into a single repository, build agreement workflows that operate at scale, and take action on high-accuracy insights, from agreement data.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include those of Docusign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. Our fiscal year ends on January 31. References to fiscal 2026, for example, are to the fiscal year ended January 31, 2026.

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

Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. Although we deposit our cash with multiple financial institutions, the deposits, at times, may exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents. Cash equivalents consist of money market funds, which are invested through financial institutions in the U.S. and Europe. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.

No customer individually accounted for more than 10% of our revenues in the years ended January 31, 2026, 2025, and 2024 or for more than 10% of our accounts receivable as of January 31, 2026 and 2025. We perform ongoing credit evaluations of our customers, do not require collateral and maintain allowances for potential credit losses on customers’ accounts using the expected loss model.

Revenue Recognition

We recognize revenue when a customer obtains control of promised services. We identify and evaluate terms and conditions in contracts which may impact revenue recognition. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve the core principle of this standard, we apply the following steps:

Docusign, Inc. | 2026 Form 10-K | 69

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

Docusign, Inc. | 2026 Form 10-K | 70

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

Amortization of deferred contract acquisition costs is primarily included in the “Sales and marketing” expense in the consolidated statements of operations and comprehensive income.

We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs. There were no material impairment losses recorded during the periods presented.

Docusign, Inc. | 2026 Form 10-K | 71

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

Advertising

Advertising costs are expensed as incurred and are included in “Sales and marketing” expense in our consolidated statements of operations and comprehensive income. Advertising expense was $74.5 million, $79.0 million and $95.0 million in the years ended January 31, 2026, 2025 and 2024.

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation.

Stock-Based Compensation

Compensation cost for stock-based awards issued to employees, including ESPP purchase rights and RSUs, is measured at fair value on the date of grant and recognized over the service period, generally on a straight-line basis.

The fair value of ESPP purchase rights is estimated on the date of grant using a Black-Scholes option-pricing model. From time to time, we grant RSUs that also include performance-based or market-based conditions. The fair value of RSUs, including those granted with a performance condition, is estimated on the date of grant based on the fair value of our underlying common stock. For RSUs granted with a market condition, we use a Monte Carlo option-pricing model to determine the fair value of the RSUs.

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

Docusign, Inc. | 2026 Form 10-K | 72

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

Foreign Currency

The functional currency of our foreign entities and branches is generally the local currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity's functional currency are remeasured into its functional currency using current exchange rates at each balance sheet date. Nonmonetary assets and liabilities are not remeasured. We recognize gains and losses from such adjustments within “Interest income and other income, net” in the consolidated statements of operations and comprehensive income in the period of occurrence.

We present our financial statements in U.S. dollars. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on our consolidated statements of comprehensive income, net of tax. All assets and liabilities denominated in a foreign currency are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using the historical exchange rate.

Net Income Per Share Attributable to Common Stockholders

We compute basic and diluted net income per share in conformity with the two-class method required for participating securities. The undistributed earnings are allocated between common stock and participating securities as if all earnings had been distributed during the period presented.

Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is computed by giving effect to all potential shares of common stock, including, as applicable, shares underlying our convertible senior notes, unvested stock awards, outstanding stock options, ESPP purchase rights, convertible preferred stock, and warrants to purchase common stock and convertible preferred stock, to the extent they are dilutive. The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable.

In periods when we have reported net losses, dilutive common shares are not assumed to have been issued as their effect would have been antidilutive. Therefore, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders.

Docusign, Inc. | 2026 Form 10-K | 73

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

As of January 31, 2026 and 2025, we held equity investments in privately-held companies totaling $15.1 million and $14.7 million that were classified in “Other assets—noncurrent” on our consolidated balance sheets.

Restricted Cash

Restricted cash consists primarily of certificates of deposits collateralizing our operating lease agreements for office space and cash withheld from employees to fund claims and program expenses related to the Voluntary Disability Plans in California.

The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of January 31, 2026, 2025, and 2024:

	January 31,
(in thousands)	2026	2025	2024
Cash and cash equivalents	$602,442	$648,623	$797,060
Restricted cash included in prepaid expense and other current assets	481	952	1,332
Restricted cash included in other assets — noncurrent	15,227	9,979	3,107
Total cash, cash equivalents, and restricted cash	$618,150	$659,554	$801,499

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
Docusign, Inc. | 2026 Form 10-K | 74

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

Disposals are removed at cost less accumulated depreciation, and any gain or loss from disposition is reflected in the statement of operations and comprehensive income in the year of disposition. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred.

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
Docusign, Inc. | 2026 Form 10-K | 75

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

Operating leases are classified in “Operating lease right-of-use assets”, “Operating lease liabilities—current”, and “Operating lease liabilities—noncurrent” on our consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in “Income from operations” in our consolidated statements of operations and comprehensive income. We did not have material finance leases for all periods presented.

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

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have one operating segment and one reporting unit. We performed a qualitative assessment for the year ended January 31, 2026, and concluded that it is more likely than not that the fair value of the reporting unit significantly exceeds its carrying value. There was no impairment of goodwill recorded in the years ended January 31, 2026 and 2025.

Intangible Assets

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. The estimated useful lives of intangible assets, estimated based on our expected period of benefit, are as follows:

Estimated Useful Life
Existing technology	3 - 5 years
Customer contracts & related relationships	4 - 10 years
Other(1)	1 - 5 years
(1)Includes certifications, tradenames, and trademarks

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

Docusign, Inc. | 2026 Form 10-K | 76

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

We also capitalize qualifying implementation costs under cloud computing arrangements (“CCA”). Capitalization of such costs ceases once the software of the hosting arrangement is ready for its intended use. The CCA implementation costs balance was $110.6 million and $83.6 million as of January 31, 2026 and 2025, and is included in “Other assets—noncurrent” on our consolidated balance sheets and amortized on a straight-line basis over the term of the associated hosting arrangement.

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

Management’s estimates of fair value are based upon assumptions, including, in the case of acquired intangible assets, the time and resources required to recreate the assets acquired. The assumptions are based in part on information obtained from the management of the acquired companies, our assessment of the information, and historical experience. Our estimates of fair value based upon such assumptions are believed to be reasonable, but are inherently uncertain. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive income.

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
Docusign, Inc. | 2026 Form 10-K | 77

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

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures” (“ASU 2023-09”), beginning in the year ended January 31, 2026 using a prospective approach. The standard requires enhancement and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. Refer to Note 15 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments—Credit Losses” (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contracts assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual filings for our fiscal year beginning February 1, 2026 and interim reporting periods in the same annual reporting period. We do not expect ASU 2025-05 to have a material impact on our financial statements.

In September 2025, the FASB issued Accounting Standards Update 2025-06, “Intangibles—Goodwill and Other— Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which modernizes the recognition and disclosure framework for internal-use software costs by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual filings for our fiscal year beginning February 1, 2028 and interim reporting periods in the same annual period. We are currently evaluating the effect of adopting ASU 2025-06 on our financial statements.

In December 2025, the FASB issued Accounting Standards Update 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies interim reporting disclosure requirements and improves the navigability of the guidance in ASC 270. ASU 2025-11 is effective for interim reporting periods within our fiscal year beginning February 1, 2028. We are currently evaluating the effect of adopting ASU 2025-11 on our financial statements.
Docusign, Inc. | 2026 Form 10-K | 78

Note 2. Revenue

Subscription revenue is recognized over time and accounted for approximately 98%, 97% and 97% of our revenue for the years ended January 31, 2026, 2025 and 2024.

Performance Obligations

As of January 31, 2026, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.4 billion. We expect to recognize 57% of the transaction price allocated to remaining performance obligations within the 12 months following January 31, 2026 in our consolidated statement of operations and comprehensive income.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $10.8 million and $13.8 million as of January 31, 2026 and 2025. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the years ended January 31, 2026, 2025 and 2024, we recognized revenue of $1.4 billion, $1.3 billion and $1.2 billion that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Docusign, Inc. | 2026 Form 10-K | 79

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	January 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$248,251	$—	$—	$248,251
Level 2:
Available-for-sale securities
Commercial paper	32,611	7	(6)	32,612
Corporate notes and bonds	425,648	806	(77)	426,377
U.S. governmental securities	13,498	1	(11)	13,488
Level 2 total	471,757	814	(94)	472,477

Total	$720,008	$814	$(94)	$720,728

	January 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$183,885	$—	$—	$183,885
Level 2:
Available-for-sale securities
Commercial paper	31,367	12	(8)	31,371
Corporate notes and bonds	399,034	522	(378)	399,178
U.S. governmental securities	18,500	1	(21)	18,480
Level 2 total	448,901	535	(407)	449,029

Total	$632,786	$535	$(407)	$632,914
(1)Included in "cash and cash equivalents" in our consolidated balance sheets as of January 31, 2026 and 2025, in addition to cash of $354.1 million and $464.7 million

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair value of our available-for-sale securities as of January 31, 2026, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$264,084
Due in one to two years	208,393
$472,477

As of January 31, 2026 and 2025, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

Docusign, Inc. | 2026 Form 10-K | 80

We had no liabilities measured at fair value on a recurring basis as of January 31, 2026 and 2025.

Strategic Investments

As of January 31, 2026 and 2025, we held equity investments in privately-held companies totaling $15.1 million and $14.7 million. The carrying value of strategic investments is adjusted to fair value on a non-recurring basis for observable transactions of identical or similar investments of the same issuer or for impairment. Strategic investments measured at fair value on a non-recurring basis are classified as Level 3 in the fair value hierarchy because nonrecurring fair value measurements may include observable and unobservable inputs.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	January 31,
(in thousands)	2026	2025
Computer and network equipment	$123,226	$133,486
Software, including capitalized software development costs	383,527	278,918
Furniture and office equipment	23,278	20,360
Leasehold improvements	66,832	64,012
	596,863	496,776
Less: Accumulated depreciation	(365,142)	(303,676)
	231,721	193,100
Work in progress	130,087	106,270
	$361,808	$299,370

Depreciation and amortization expenses associated with property and equipment were $100.0 million, $83.1 million and $75.7 million in the years ended January 31, 2026, 2025 and 2024. This included amortization expense related to capitalized internally-developed software costs of $76.5 million, $55.2 million and $35.1 million in the respective years.

We capitalized $143.4 million, $114.7 million and $95.3 million of internally developed software costs, including $51.3 million, $38.9 million and $30.8 million of capitalized stock-based compensation in the years ended January 31, 2026, 2025 and 2024, respectively.

Docusign, Inc. | 2026 Form 10-K | 81

Note 5. Acquisitions

Acquisition of DocuSmart, Inc. d/b/a Lexion

On May 31, 2024 (“Acquisition Date”), we acquired 100% of the outstanding equity interests of DocuSmart, Inc. (“Lexion”), an AI-powered contract management platform which features intelligent contract repository and agreement workflow automation and reporting. We integrated Lexion’s technology and capabilities comprehensively across Docusign solutions, including advanced document understanding for contract reviews, negotiations, insights and analysis, to better enable organizations to create, commit to, and manage agreements. The results of Lexion’s operations have been included in the accompanying consolidated financial statements since the Acquisition Date.

The acquisition purchase consideration totaled $154.0 million and was paid in cash. We paid $17.4 million of the consideration to an escrow account held for 18 months by a third party for post-closing indemnification obligations. In December 2025, we released the cash held in escrow.

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

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed as of the date of acquisition:

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

Additionally, the purchase agreement provides for $19.1 million of deferred compensation for key employees for which post-acquisition employment service is required. The deferred compensation was paid into an escrow account at closing and recorded as prepaid asset that will amortize into compensation expense on a straight-line basis over the three-year term of the arrangement.

We granted certain continuing employees and founders of Lexion RSUs with an aggregate grant date fair value of $34.8 million that are being accounted for as a post-acquisition compensation expense over the vesting period.

During the year ended January 31, 2025, we incurred acquisition related expenses of $4.3 million which were recognized within general and administrative expenses in the consolidated statement of operations.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on February 1, 2023. It includes pro forma adjustments related to the amortization of acquired
Docusign, Inc. | 2026 Form 10-K | 82

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

Year Ended January 31,
(in thousands) (unaudited)	2024
Net income	$37,199

Note 6. Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at January 31, 2024	$353,138
Additions—Lexion	102,152
Foreign currency translation	(813)
Balance at January 31, 2025	454,477
Foreign currency translation	3,969
Balance at January 31, 2026	$458,446

Intangible assets consisted of the following:

	As of January 31, 2026				As of January 31, 2025
(in thousands, except years)	Weighted-average Remaining Useful Life (Years)	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net	Acquisition-related Intangibles, Gross	Accumulated Amortization	Acquisition-related Intangibles, Net
Existing technology	3.3	$98,144	$(78,210)	$19,934	$104,694	$(76,644)	$28,050
Customer contracts & related relationships	4.0	119,483	(78,023)	41,460	124,112	(67,127)	56,985
Other	0.0	7,674	(7,674)	—	7,516	(7,516)	—
	3.8	$225,301	$(163,907)	61,394	$236,322	$(151,287)	85,035
Cumulative translation adjustment				—			(8,647)
Total				$61,394			$76,388

Amortization of finite-lived intangible assets was as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Cost of subscription revenue	$4,923	$12,267	$8,857
Sales and marketing	11,208	12,450	10,518
Total	$16,131	$24,717	$19,375

Docusign, Inc. | 2026 Form 10-K | 83

As of January 31, 2026, future amortization of finite-lived intangible assets that will be recorded in cost of revenue and operating expenses is estimated as follows, excluding cumulative translation adjustment:

Fiscal Period	Amount (in thousands)
2027	$18,941
2028	16,481
2029	12,734
2030	8,512
2031	3,757
Thereafter	969
Total	$61,394

Note 7. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Year Ended January 31,
(in thousands)	2026	2025
Deferred Contract Acquisition Costs
Beginning balance	$467,201	$409,658
Additions to deferred contract acquisition costs	225,531	261,088
Amortization of deferred contract acquisition costs	(227,193)	(197,832)
Cumulative translation adjustment	9,089	(5,713)
Ending balance	$474,628	$467,201

Deferred Contract Fulfillment Costs
Beginning balance	$23,657	$22,525
Additions to deferred contract fulfillment costs	46,013	41,078
Amortization of deferred contract fulfillment costs	(43,874)	(39,385)
Cumulative translation adjustment	2,137	(561)
Ending balance	$27,933	$23,657

Note 8. Debt

Convertible Senior Notes

In September 2018, we issued $575.0 million in aggregate principal amount of the 0.5% Convertible Senior Notes due in 2023. The net proceeds from the issuance of the 2023 Notes were $560.8 million after deducting the initial purchasers’ discounts and transaction costs, and interest was payable semi-annually in arrears on March 15 and September 15 of each year. The 2023 Notes matured on September 15, 2023.

In January 2021, we issued $690.0 million in aggregate principal amount of the 0% Convertible Senior Notes due in 2024. The net proceeds from the issuance of the 2024 Notes were $677.3 million after deducting the initial purchasers’ discounts and transaction costs. The 2024 Notes matured on January 15, 2024.

Extinguishment of the 2023 Notes and 2024 Notes

We repaid in cash $37.1 million and $689.9 million in aggregate principal amount of the 2023 Notes and 2024 Notes respectively during the year ended January 31, 2024.

Docusign, Inc. | 2026 Form 10-K | 84

The effective interest rate on the 2023 Notes was 5.9%. The effective interest rate on the 2024 Notes was 3.8%. Interest expense recognized related to the Notes was as follows:

Year Ended January 31,
(in thousands)	2024
Contractual interest expense	$425
Amortization of transaction costs	4,197
Total	$4,622
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

Impact on Net Income Per Share

In periods when we had net income, the shares of our common stock subject to the Notes outstanding during the period were included in our diluted earnings per share under the if-converted method.

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

As of January 31, 2024, the market price of our common stock did not exceed the $110.00 per share cap price associated with the 2023 Notes or the $525.30 cap price associated with the 2024 Notes. Therefore, the Notes would not have caused economic dilution if converted as of January 31, 2024.

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

The Credit Facility matures in May 2030 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of January 31, 2026. As of January 31, 2026, there were no outstanding borrowings under the Credit Facility. The facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.10% and 0.30% per annum on the daily undrawn balance depending on certain conditions as provided in the credit agreement.

Docusign, Inc. | 2026 Form 10-K | 85

Note 9. Leases

We lease offices under noncancelable operating lease agreements that expire at various dates through the end of July 2040. Some of our operating leases contain escalation provisions for adjustments in the consumer price index and options to renew. We include a renewal option in the lease term for calculating our lease liability when we are reasonably certain that we will exercise the renewal option.

Operating lease expense for the years ended January 31, 2026, 2025 and 2024 was $26.4 million, $25.6 million and $28.5 million.

Future lease payments under operating leases as of January 31, 2026, were as follows:

Fiscal Period:	Amount (in thousands)
2027	$12,896
2028	27,229
2029	25,218
2030	21,348
2031	23,603
Thereafter	150,293
Total undiscounted cash flows	$260,587
Less: Imputed interest	(75,468)
Present value of lease liabilities	$185,119

The weighted average remaining lease terms as of January 31, 2026 and 2025 were 11.0 years and 7.5 years. The discount rates for operating leases as of January 31, 2026 and 2025 were 5.3% and 4.8%.

Note 10. Commitments and Contingencies

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of January 31, 2026, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2027	$42,972
2028	25,265
2029	9,093
2030	3,593
2031	1,724
Thereafter	1,992
Total	$84,639

We entered into an agreement, which includes a minimum commitment, with a public cloud computing service provider. As of January 31, 2026, our remaining minimum commitment under the agreement is $280.4 million through fiscal 2030, which is excluded from the table above.

Docusign, Inc. | 2026 Form 10-K | 86

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of January 31, 2026 and 2025. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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

Docusign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. Docusign, Inc., et al., Case No. 3:22-cv-00824, naming Docusign and certain of our then-current and former officers as defendants. The complaint (as amended on July 8, 2022, April 14, 2025 and May 22, 2025) alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. On January 26, 2026, the Court granted our renewed motion to dismiss the case, entering judgment in our favor and against the plaintiffs that same day. Plaintiffs are not appealing this result and the matter is now closed.

Eight putative shareholder derivative cases were previously filed containing allegations based on or similar to those in the securities class action. The plaintiffs in each of these cases have voluntarily dismissed them or are in the process of doing so.

In addition, on June 3, 2025, two cases, captioned Harbor Capital Appreciation Fund, et al. v. DocuSign, Inc., et al., Case No. 3:25-cv-04681, and Advanced Series Trust, et al. v. DocuSign, Inc., et al., Case No. 3:25-cv-04683, were filed in the U.S. District Court for the Northern District of California by plaintiffs who had opted out of the class certified in Weston v. Docusign. These opt-out cases allege substantially similar claims as in the class action, which we deny. On July 18, 2025, the cases were stayed pending the resolution of the motion to dismiss the securities class action. We are pursuing the voluntary dismissal of these cases following the dismissal of the securities class action.

Docusign, Inc. | 2026 Form 10-K | 87

Note 11. Stockholders' Equity

Common Stock Reserved for Future Issuance

We have reserved the following shares of common stock, on an as-if converted basis, for future issuance as follows:

	January 31,
(in thousands)	2026	2025
RSUs outstanding	23,792	27,268
Options issued and outstanding	3	83
Remaining shares available for future issuance under the Equity Incentive Plans	46,611	39,387
Remaining shares available for future issuance under the ESPP	13,115	11,819
Total shares of common stock reserved	83,521	78,557

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

Shares available for grant under the 2018 Plan for the year ended January 31, 2026 were as follows:

(in thousands)	Year Ended January 31, 2026
Available at beginning of fiscal year	39,387
Awards authorized	10,124
Shares granted	(9,336)
Shares canceled/expired	2,928
Shares withheld for taxes	3,508
Available at end of fiscal year	46,611

The 2018 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2019, and ending on February 1, 2028, by 5% of the total number of shares of our capital stock outstanding on the immediately preceding January 31st (or such lesser number of shares as our board of directors or a committee of our board of directors may approve). The most recent automatic increase of 9.9 million shares occurred on February 1, 2026.

Docusign, Inc. | 2026 Form 10-K | 88

RSUs

The majority of RSUs vest upon the satisfaction of a service-based vesting condition. From time to time, we may also grant RSUs that are subject to either performance-based or market-based vesting conditions. The performance-based conditions will be satisfied upon satisfaction of certain financial performance targets. The market-based conditions will be satisfied if certain milestones based on our common stock price or relative total shareholder return are met. The weighted-average grant date fair value for RSUs granted during the years ended January 31, 2026, 2025 and 2024 was $83.61, $60.89 and $54.15 per share. The total grant date fair value of RSUs vested during the years ended January 31, 2026, 2025 and 2024 was $632.4 million, $627.9 million and $631.8 million.

RSU activity for the year ended January 31, 2026 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2025	27,268	$57.62
Granted	9,336	83.61
Vested	(9,884)	63.98
Canceled	(2,928)	64.48
Unvested at January 31, 2026	23,792	$64.34

As of January 31, 2026, our total unrecognized compensation cost related to RSUs was $1.1 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 2.3 years.

As of January 31, 2026, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions was $170.5 million. The number of RSUs granted or canceled included in the table above reflects shares that could be eligible to vest at 100% of target for PSUs and includes adjustments for over or under achievement for PSUs granted in prior periods.

We calculated the fair value of the RSU with market conditions using a Monte Carlo option-pricing model based on the following assumptions:

	Year Ended January 31,
	2026	2025	2024
Risk-free interest rate	3.77%	3.85% - 4.41%	4.12%
Expected dividend yield	—%	—%	—%
Expected life (in years)	2.9	2.8 - 3.0	3.0
Expected volatility	55%	69% - 70%	71%

Stock Options

There were no options granted during the years ended January 31, 2026, 2025 and 2024.

As of January 31, 2026, there was no remaining unrecognized compensation cost related to stock option grants. The aggregate intrinsic value of options exercised during the years ended January 31, 2026, 2025 and 2024 was $4.9 million, $73.6 million and $23.6 million.

2018 Employee Stock Purchase Plan

During the year ended January 31, 2019, our board of directors adopted, and our stockholders approved the ESPP. In April 2018, the ESPP went into effect. The ESPP allows eligible employees to purchase shares of our common stock at a discounted price by accumulating funds, normally through payroll deductions, of up to 15% of their earnings. The purchase price for common stock under the ESPP is equal to 85% of the fair market value of our common stock on the first or last day of the offering period, whichever is lower. The ESPP provides for separate six-month offering periods that begin in the first and third quarters of each year.

Docusign, Inc. | 2026 Form 10-K | 89

We calculated the fair value of the ESPP purchase right using the Black-Scholes option-pricing model, based on the following assumptions:

	Year Ended January 31,
	2026	2025	2024
Risk-free interest rate	3.81% - 4.14%	4.45% - 5.35%	4.93%-5.59%
Expected dividend yield	—%	—%	—%
Expected life of purchase right (in years)	0.5	0.5	0.5
Expected volatility	54% - 56%	32% - 41%	31% - 76%

The expected term for the ESPP purchase rights is based on the duration of the offering period. Estimated volatility for ESPP purchase rights is based on the historical volatility of our common stock price. The interest rate is derived from government bonds with a similar term to the ESPP purchase right granted. We have not declared, nor do we expect to declare dividends. Compensation expense related to the ESPP was $17.7 million, $13.4 million and $16.0 million for the years ended January 31, 2026, 2025 and 2024.

The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2019 and continuing through February 1, 2028, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on January 31 of the preceding fiscal year, (ii) 3.8 million shares, or (iii) a lesser number of shares determined by our board of directors. As of January 31, 2026, 13.1 million shares of common stock were reserved for issuance under the ESPP.

Stock Repurchase Program

Our board of directors authorized a stock repurchase program, which commenced in March 2022, and subsequently, in September 2023, May 2024, and May 2025, the board of directors increased authorizations for an aggregate total of $2.5 billion.

The following table summarizes the share repurchase activity under our stock repurchase program:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Number of shares repurchased	11,840	10,954	3,058
Aggregate purchase price (1)	$874,858	$684,989	$145,515
(1) The repurchase amount includes the 1% excise tax under the Inflation Reduction Act (“IRA”).

Docusign, Inc. | 2026 Form 10-K | 90

Note 12. Restructuring and Other Related Charges

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

For the year ended January 31, 2025, restructuring and other related charges were $29.7 million, which included stock-based compensation expense of $4.8 million.

For the year ended January 31, 2024, restructuring and other related charges were $30.4 million, and primarily composed of $28.8 million for employee termination benefits, which included stock-based compensation expense of $5.0 million.

Docusign, Inc. | 2026 Form 10-K | 91

Note 13. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for periods presented:

	Year Ended January 31,
(in thousands, except per share data)	2026	2025	2024
Numerator:
Net income attributable to common stockholders, basic	$309,085	$1,067,885	$73,980
Add: Interest expense on convertible senior notes	—	—	425
Net income attributable to common stockholders, diluted	$309,085	$1,067,885	$74,405
Denominator:
Weighted-average common shares outstanding, basic	202,079	204,329	204,070
Effect of dilutive securities	7,039	6,010	4,880
Weighted-average common shares outstanding, diluted	209,118	210,339	208,950
Net income per share attributable to common stockholders:
Basic	$1.53	$5.23	$0.36
Diluted	$1.48	$5.08	$0.36

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	January 31,
(in thousands)	2026	2025	2024
RSUs	3,832	1,048	6,430
Total antidilutive securities	3,832	1,048	6,430

Note 14. Employee Benefit Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of each participant’s contribution up to a maximum of 6% of the participant’s base salary and commissions paid. We also have savings plans in international locations which are funded in accordance with local regulatory requirements. During the year ended January 31, 2026, 2025 and 2024, we recognized expenses of $36.2 million, $34.7 million and $33.2 million related to employer-funded retirement benefits for all plans.

Docusign, Inc. | 2026 Form 10-K | 92

Note 15. Income Taxes

The domestic and foreign components of pre-tax income were as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
U.S.	$217,305	$179,128	$54,551
International	130,023	68,813	39,128
Income before income taxes	$347,328	$247,941	$93,679

The components of our income tax provision (benefit) were as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Current
Federal	$786	$4,758	$6,390
State	3,375	7,936	2,018
Foreign	29,583	6,105	4,974
Total current	33,744	18,799	13,382

Deferred
Federal	5,819	(747,082)	21
State	9,495	(94,945)	2
Foreign	(10,815)	3,284	6,294
Total deferred	4,499	(838,743)	6,317
Provision for (benefit from) income taxes	$38,243	$(819,944)	$19,699

Docusign, Inc. | 2026 Form 10-K | 93

Beginning in the year ended January 31, 2026, we adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" prospectively. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended January 31, 2026 was as follows:

	Year Ended January 31,
(in thousands, except percentages)	2026
U.S. federal statutory tax rate	$72,939	21.0%
State and local income taxes, net of federal income tax effect (1)	6,383	1.8
Foreign tax effects
Ireland
Foreign tax rate differential	(6,616)	(1.9)
Changes in valuation allowance	(23,502)	(6.8)
Other	5,331	1.5
Other foreign jurisdictions	8,331	2.4
Effect of cross-border tax laws
Dual jurisdiction deferred taxes	6,702	1.9
Other	2,713	0.8
Nontaxable or nondeductible items
Stock-based compensation	(17,530)	(5.0)
Nondeductible compensation	23,293	6.7
Permanent book/tax differences	2,249	0.6
Tax credits
Research and development credits	(56,034)	(16.1)
Change in valuation allowance	(9,185)	(2.6)
Other adjustments	(3,259)	(0.9)
Changes in unrecognized tax benefits	26,428	7.6
Effective tax rate	$38,243	11.0%
(1) State taxes in California, Pennsylvania, New York and New York City made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and provides a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended January 31, 2025 and 2024:

	Year Ended January 31,
(in percentage)	2025	2024
U.S. statutory rate	21.0%	21.0%
State taxes	4.0	2.4
Foreign tax rate differential	0.5	37.9
Foreign-derived intangible income deduction	(3.8)	(11.7)
Stock-based compensation	7.9	81.8
Change in valuation allowance	(331.7)	(102.5)
Dual jurisdiction deferred taxes	(2.9)	36.0
Research and development credits	(17.3)	(46.0)
Other deferred adjustment	(10.7)	(1.2)
Other	2.3	3.3
Effective tax rate	(330.7)%	21.0%

Docusign, Inc. | 2026 Form 10-K | 94

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended January 31, 2026 was as follows:

Year Ended January 31,
(in thousands)	2026
State and local jurisdictions	$2,008
Foreign	10,938
Total cash taxes paid, net of refunds	$12,946

The significant components of net deferred tax balances were as follows:

	January 31,
(in thousands)	2026	2025
Deferred tax assets
Net operating loss carryforwards	$482,506	$486,505
Accruals and reserves	18,521	16,772
Stock-based compensation	37,114	42,949
Research and development credits	231,718	179,275
Capitalized research and development expenses	295,228	350,729
Other	69,391	54,286
Total deferred tax assets	1,134,478	1,130,516
Less: Valuation allowance	(88,918)	(112,847)
Deferred tax assets, net of valuation allowance	1,045,560	1,017,669
Deferred tax liabilities
Deferred contract acquisition costs	(125,660)	(121,678)
Fixed assets and intangible assets	(65,237)	(54,137)
Other	(40,925)	(21,980)
Total deferred tax liabilities	(231,822)	(197,795)
Net deferred tax assets / (liabilities)	$813,738	$819,874

Our income tax provision was $38.2 million for the year ended January 31, 2026. The tax provision was driven by U.S. and foreign earnings, partially offset by benefits related to research and development tax credits. Our income tax benefit was $819.9 million for the year ended January 31, 2025. The tax benefit was driven by a $837.3 million release of a net valuation allowance related to our U.S. federal and state deferred tax assets.

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our Ireland deferred tax assets will be realizable. Accordingly, we released the valuation allowance on Irish deferred tax assets of $23.5 million during the year ended January 31, 2026. As of January 31, 2026, we continue to maintain a valuation allowance against our California deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

As of January 31, 2025, based on all available positive and negative evidence, having demonstrated sustained U.S. profitability, which is objective and verifiable, and taking into account anticipated future earnings, we concluded it is more likely than not that our U.S. federal and states deferred tax assets will be realizable, with the exception of certain federal deferred tax assets subject to limitation on use and our California deferred tax assets. The year ended January 31, 2025 included a $837.3 million release of a net valuation allowance, recorded as a discrete tax benefit.

On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. The legislation includes significant tax law changes, including the restoration of immediate expensing for domestic research and development costs. The legislation has multiple effective dates with certain provisions effective in 2025 and others implemented through 2027. The impact of changes effective during fiscal 2026 resulted in additional tax expense.

Docusign, Inc. | 2026 Form 10-K | 95

We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant additional costs upon repatriation of such amounts.
Recognized tax benefits on total stock-based compensation expense, which are reflected in the "Provision for (benefit from) income taxes" in the consolidated statements of operations and comprehensive income, were $132.8 million, $143.0 million and $7.1 million in the years ended January 31, 2026, 2025 and 2024, respectively. Our tax provision includes $26.3 million of excess tax benefits, $16.0 million of excess tax benefits and $3.8 million of tax shortfalls from stock-based compensation for the years ended January 31, 2026, 2025 and 2024, respectively.

As of January 31, 2026, we had accumulated net operating loss carryforwards of $1.8 billion for federal and $1.3 billion for state. Of the federal net operating losses, $1.8 billion is carried forward indefinitely, but is limited to 80% of taxable income. The state net operating loss carryforwards will begin to expire in 2029. As of January 31, 2026, we also had total foreign net operating loss carryforwards of $53.8 million, which do not expire under local law.

As of January 31, 2026, we had accumulated U.S. research tax credits of $245.2 million for federal and $79.0 million of state, including $77.0 million for California. The U.S. federal research tax credits will begin to expire in 2039. The California research tax credits do not expire.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits was as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Unrecognized tax benefits, beginning balance	$75,546	$60,744	$47,946
Gross increase for tax positions of prior years	2,675	—	4,368
Gross decrease for tax positions of prior years	—	(307)	(156)
Gross increase for tax positions of current year	24,167	15,109	8,586
Unrecognized tax benefits, ending balance	$102,388	$75,546	$60,744

As of January 31, 2026, we had $102.4 million of unrecognized tax benefits, of which $83.5 million could affect the Company’s effective tax rate, if recognized. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. As of January 31, 2026, accrued interest and penalties was $3.7 million.

We are subject to taxation in the U.S. and various foreign jurisdictions. Our tax years from inception in 2003 through January 31, 2026 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. We are not under examination in any material jurisdictions.

The following table represents the rollforward of our valuation allowance:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Beginning balance	$112,847	$934,816	$1,032,016
Valuation allowance charged to income tax provision	(23,929)	(821,969)	(97,200)
Ending balance	$88,918	$112,847	$934,816

Docusign, Inc. | 2026 Form 10-K | 96

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

Segment assets are reported on the consolidated balance sheets as total assets.

Our reported measure of segment profit or loss is as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Net income	$309,085	$1,067,885	$73,980

The following amounts are included in our reported measure of profit or loss:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Revenues from external customers	$3,219,500	$2,976,739	$2,761,882
Depreciation and amortization	$116,081	$107,804	$95,062
Interest income	$41,582	$45,516	$58,584
Interest expense	$(2,546)	$(1,550)	$(6,844)
Provision for (benefit from) income taxes	$38,243	$(819,944)	$19,699

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
U.S.	$2,274,470	$2,142,777	$2,032,950
International	945,030	833,962	728,932
Total revenue	$3,219,500	$2,976,739	$2,761,882

No single country other than the U.S. had revenue greater than 10% of total revenue in the years ended January 31, 2026, 2025 and 2024.

Docusign, Inc. | 2026 Form 10-K | 97

Our long-lived assets by geographic area, which consist of property and equipment, net and right-of-use assets were as follows:

	January 31,
(in thousands)	2026	2025
U.S.	$438,689	$335,472
All other countries	89,884	74,994
Total long-lived assets	$528,573	$410,466

Note 17. Subsequent Events

Stock Repurchase Program

Subsequent to January 31, 2026, and through March 18, 2026, we repurchased 3.3 million shares of common stock for an aggregate amount of $154.1 million under our stock repurchase program. All repurchases were made in open market transactions.

In March 2026, our board of directors authorized an increase to its existing stock repurchase program for an additional amount of up to $2.0 billion of our outstanding common stock. The program has no minimum purchase commitment and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. The timing and the amount of any repurchased common stock will be determined by management based on its evaluation of market conditions and other factors. As of March 18, 2026, our total remaining authorization under our stock repurchase plan is up to $2.6 billion.

Docusign, Inc. | 2026 Form 10-K | 98

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of January 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of January 31, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2026, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Docusign, Inc. | 2026 Form 10-K | 99

ITEM 9B. OTHER INFORMATION

During the three months ended January 31, 2026, none of the officers or directors of the Company entered into or terminated trading plans intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies on insider trading.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Docusign, Inc. | 2026 Form 10-K | 100

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

Responsible Trading Policy

We have adopted a Responsible Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees. Our Responsible Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Responsible Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our Responsible Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Docusign, Inc. | 2026 Form 10-K | 101

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

3.Exhibits

See the Exhibit Index immediately following "Item 16. Form 10-K Summary."

Docusign, Inc. | 2026 Form 10-K | 102

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 11, 2024
4.1	Form of Common Stock Certificate.	S-1/A	333-223990	4.1	April 17, 2018
4.2	Credit Agreement, dated as of January 11, 2021, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and Silicon Valley Bank, and the lenders thereunder.	8-K	001-38465	99.1	January 11, 2021
4.3	First Amendment to Credit Agreement, dated as of May 26, 2023, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and First-Citizens Bank & Trust, and the lenders thereunder.	10-Q	001-38465	4.1	June 8, 2023
4.7	Description of the Registrant's Securities.	10-K	001-38465	4.8	March 31, 2021
10.1	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	8-K	001-38465	10.1	December 3, 2020
10.2#	Amended and Restated 2011 Equity Incentive Plan, as amended.	S-1	333-223990	10.2	March 28, 2018
10.3#	Form of Option Agreement and Exercise Notice under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.3	March 28, 2018
10.4#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under Amended and Restated 2011 Equity Incentive Plan.	S-1	333-223990	10.4	March 28, 2018
10.5#	2018 Equity Incentive Plan.	S-8	333-224577	10.6	May 1, 2018
10.6#	Form of Option Agreement and Exercise Notice under 2018 Equity Incentive Plan.	S-1	333-223990	10.6	March 28, 2018
10.7#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under 2018 Equity Incentive Plan.	S-1	333-223990	10.7	March 28, 2018
10.8#	2018 Employee Stock Purchase Plan.	S-8	333-224577	10.9	May 1, 2018
10.9#	Form of Performance Stock Unit Grant Notice under 2018 Equity Incentive Plan.	10-Q	001-38465	10.5	June 9, 2022
10.10	Office Lease 221 Main Street and related amendments.	S-1	333-223990	10.12	March 28, 2018
10.11†	11th Amendment to Office Lease 221 Main Street.	10-K	001-38465	10.12	March 27, 2023
10.12†	12th Amendment to Office Lease 221 Main Street.	10-Q	001-38465	10.1	December 5, 2025
10.13#	Non-Employee Director Compensation Policy, amended and restated as of August 29, 2023.	10-Q	001-38465	10.1	September 7, 2023
10.14#	Offer Letter dated September 13, 2022 by and between the Registrant and Allan Thygesen.	8-K	001-38465	10.1	September 22, 2022
10.15#	Offer Letter, dated as of May 3, 2022, by and between the Registrant and James Shaughnessy.	10-Q	001-38465	10.2	June 9, 2022
10.17#	Offer Letter, dated as of January 3, 2023, by and between the Registrant and Robert Chatwani.	8-K	001-38465	10.2	March 10, 2023
Docusign, Inc. | 2026 Form 10-K | 103

10.18#	Offer Letter, dated as of April 26, 2023, by and between the Registrant and Blake Grayson.	8-K	001-38465	10.1	May 16, 2023
10.19#	Offer Letter, dated as of June 7, 2024, by and between the Registrant and Paula Hansen.	8-K	001-38465	10.2	June 25, 2024
10.20#	Form of Amended and Restated Executive Severance and Change in Control Agreement.	8-K	001-38465	10.1	January 17, 2025
10.21#	Executive Severance and Change in Control Agreement, dated as of June 10, 2024, by and between the Registrant and Paula Hansen.	8-K	001-38465	10.3	June 25, 2024
10.22#	Executive Severance and Change in Control Agreement, dates as of February 4, 2025, by and between the Registrant and Blake Grayson.	10-K	001-38465	10.21	March 18, 2025
10.23†	Credit Agreement, dated as of May 21, 2025, by and among the Registrant, Bank of America, N.A., BofA Securities, Inc. and PNC Bank, National Association, and the lenders thereunder.	8-K	001-38465	99.1	May 23, 2025
19.1†	Responsible Trading Policy			Filed herewith
21.1	Subsidiaries of the Registrant.			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			Filed herewith
24.1	Power of Attorney (reference is made to the signature page hereto).			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
97.1	Compensation Recovery (Clawback) Policy, adopted November 28, 2023.	10-K	001-38465	97.1	March 21, 2024
101.INS	Inline XBRL Instance Document.			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan, contract or agreement.
†
We have omitted the schedules or exhibits to this Exhibit in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.

Docusign, Inc. | 2026 Form 10-K | 104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 18, 2026

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

Docusign, Inc. | 2026 Form 10-K | 105

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Allan Thygesen	Chief Executive Officer and Director	March 18, 2026
Allan Thygesen	(Principal Executive Officer)

/s/ Blake Grayson	Chief Financial Officer	March 18, 2026
Blake Grayson	(Principal Accounting and Financial Officer)

/s/ James Beer	Chair, Director	March 18, 2026
James Beer
/s/ Teresa Briggs	Director	March 18, 2026
Teresa Briggs

/s/ Cain A. Hayes	Director	March 18, 2026
Cain A. Hayes

/s/ Blake J. Irving	Director	March 18, 2026
Blake J. Irving

/s/ Anna Marrs	Director	March 18, 2026
Anna Marrs

/s/ Brian Roberts	Director	March 18, 2026
Brian Roberts

/s/ Mike Rosenbaum	Director	March 18, 2026
Mike Rosenbaum

/s/ Enrique T. Salem	Director	March 18, 2026
Enrique T. Salem

/s/ Peter Solvik	Director	March 18, 2026
Peter Solvik

/s/ Mary Agnes Wilderotter	Director	March 18, 2026
Mary Agnes Wilderotter

Docusign, Inc. | 2026 Form 10-K | 106