Form 10-Q
period 2026-04-30
DOCUSIGN, INC.
filed 2026-06-05
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 190,944,608 shares of common stock, par value $0.0001, outstanding as of May 29, 2026.

DOCUSIGN, INC.

Docusign, Inc. | 2027 Form 10-Q | 2

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
Docusign, Inc. | 2027 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	April 30, 2026	January 31, 2026
Assets
Current assets
Cash and cash equivalents	$548,027	$602,442
Investments—current	266,152	264,084
Accounts receivable, net of allowance for doubtful accounts of $8,378 and $9,916 as of April 30, 2026 and January 31, 2026	300,684	516,429
Contract assets—current	8,024	10,782
Prepaid expenses and other current assets	132,729	97,101
Total current assets	1,255,616	1,490,838
Investments—noncurrent	209,897	208,393
Property and equipment, net	387,946	361,808
Operating lease right-of-use assets	160,090	165,578
Goodwill	459,148	458,446
Intangible assets, net	56,659	61,394
Deferred contract acquisition costs—noncurrent	468,452	474,628
Deferred tax assets—noncurrent	805,136	835,245
Other assets—noncurrent	181,061	173,220
Total assets	$3,984,005	$4,229,550
Liabilities and Equity
Current liabilities
Accounts payable	$23,970	$17,419
Accrued expenses and other current liabilities	108,002	113,358
Accrued compensation	175,575	260,840
Contract liabilities—current	1,564,942	1,631,168
Operating lease liabilities—current	16,055	16,623
Total current liabilities	1,888,544	2,039,408
Contract liabilities—noncurrent	29,735	29,956
Operating lease liabilities—noncurrent	167,278	168,496
Deferred tax liability—noncurrent	24,205	21,507
Other liabilities—noncurrent	54,495	52,363
Total liabilities	2,164,257	2,311,730
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 193,057 shares issued and outstanding as of April 30, 2026; 500,000 shares authorized, 197,765 shares issued and outstanding as of January 31, 2026	19	20
Additional paid-in capital	3,920,519	3,777,995
Accumulated other comprehensive loss	(3,960)	(3,712)
Accumulated deficit	(2,096,830)	(1,856,483)
Total stockholders’ equity	1,819,748	1,917,820
Total liabilities and equity	$3,984,005	$4,229,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2027 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2026	2025
Revenue	$830,235	$763,654
Cost of revenue	171,270	157,269
Gross profit	658,965	606,385
Operating expenses:
Sales and marketing	296,175	296,413
Research and development	159,586	159,447
General and administrative	91,895	90,270
Total operating expenses	547,656	546,130
Income from operations	111,309	60,255
Interest expense	(551)	(478)
Interest income and other income, net	6,998	14,013
Income before provision for income taxes	117,756	73,790
Provision for income taxes	39,559	1,703
Net income	$78,197	$72,087
Net income per share attributable to common stockholders:
Basic	$0.40	$0.35
Diluted	$0.40	$0.34
Weighted-average shares used in computing net income per share:
Basic	195,489	203,280
Diluted	196,480	212,812

Comprehensive income:
Foreign currency translation gain, net of tax	$1,089	$9,949
Unrealized gains (losses) on investments, net of tax	(1,337)	256
Other comprehensive income (loss)	(248)	10,205
Comprehensive income	$77,949	$82,292

Stock-based compensation expense included in costs and expenses:
Cost of revenue	15,309	16,904
Sales and marketing	43,026	46,085
Research and development	54,476	54,431
General and administrative	28,566	28,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2027 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2026	197,765	$20	$3,777,995	$—	$(3,712)	$(1,856,483)	$1,917,820
Exercise of stock options	3	—	53	—	—	—	53
Settlement of restricted stock units	2,418	—	—	—	—	—	—
Employee stock purchase plan	555	—	22,799	—	—	—	22,799
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(892)	—	(41,802)	(192)	—	—	(41,994)
Retirement of treasury stock	—	—	—	192	—	(192)	—
Repurchases of common stock	(6,792)	(1)	—	—	—	(318,352)	(318,353)
Employee stock-based compensation	—	—	161,474	—	—	—	161,474
Net income	—	—	—	—	—	78,197	78,197
Other comprehensive loss, net	—	—	—	—	(248)	—	(248)
Balances at April 30, 2026	193,057	$19	$3,920,519	$—	$(3,960)	$(2,096,830)	$1,819,748

Balances at January 31, 2025	202,477	$20	$3,321,242	$(2,871)	$(28,376)	$(1,287,323)	$2,002,692
Exercise of stock options	42	—	699	—	—	—	699
Settlement of restricted stock units	2,157	—	—	—	—	—	—
Employee stock purchase plan	412	—	22,010	—	—	—	22,010
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(789)	—	(67,275)	(321)	—	—	(67,596)
Repurchases of common stock	(2,265)	—	—	—	—	(183,838)	(183,838)
Employee stock-based compensation	—	—	158,543	—	—	—	158,543
Net income	—	—	—	—	—	72,087	72,087
Other comprehensive income, net	—	—	—	—	10,205	—	10,205
Balances at April 30, 2025	202,034	$20	$3,435,219	$(3,192)	$(18,171)	$(1,399,074)	$2,014,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2027 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$78,197	$72,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,208	30,369
Amortization of deferred contract acquisition and fulfillment costs	67,358	66,482
Non-cash operating lease costs	4,864	4,660
Stock-based compensation expense	141,377	145,596
Deferred income taxes	33,032	(3,465)
Other	1,920	1,861
Changes in operating assets and liabilities:
Accounts receivable	214,448	121,003
Prepaid expenses and other current assets	(31,832)	(28,551)
Deferred contract acquisition and fulfillment costs	(65,491)	(56,648)
Other assets	2,320	844
Accounts payable	3,222	(6,764)
Accrued expenses and other liabilities	(5,460)	4,625
Accrued compensation	(88,415)	(61,451)
Contract liabilities	(65,553)	(34,240)
Operating lease liabilities	(507)	(4,969)
Net cash provided by operating activities	321,688	251,439
Cash flows from investing activities:
Purchases of marketable securities	(97,408)	(92,563)
Maturities of marketable securities	93,024	91,262
Purchases of strategic and other investments	(2,610)	—
Purchases of property and equipment	(32,253)	(23,624)
Net cash used in investing activities	(39,247)	(24,925)
Cash flows from financing activities:
Repurchases of common stock	(317,510)	(183,431)
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(39,536)	(62,793)
Proceeds from exercise of stock options	53	699
Proceeds from employee stock purchase plan	22,799	22,010
Other	(220)	—
Net cash used in financing activities	(334,414)	(223,515)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(481)	9,923
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,454)	12,922
Cash, cash equivalents and restricted cash at beginning of period (1)	618,150	659,554
Cash, cash equivalents and restricted cash at end of period (1)	$565,696	$672,476
(1) $17.7 million and $15.7 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent as of April 30, 2026 and January 31, 2026. $15.1 million and $10.9 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent as of April 30, 2025 and January 31, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2027 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Three Months Ended April 30,
(in thousands)	2026	2025
Supplemental disclosure:
Cash paid for operating lease liabilities	$5,792	$6,685
Cash paid for income taxes	2,580	2,416
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$5,921	$784
Operating lease right-of-use assets exchanged for lease obligations, net of modifications	(575)	10,362
Excise tax payable on net stock repurchase	5,407	1,869
Repurchases of common stock in accrued expenses and other current liabilities	2,671	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2027 Form 10-Q | 8

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

Docusign, Inc. | 2027 Form 10-Q | 9

DOCUSIGN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization and Description of Business

Docusign, Inc. (“Docusign”, “we,” “our” or “us”) was incorporated in the State of Washington in April 2003. We merged with and into Docusign, Inc., a Delaware corporation, in March 2015.

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our AI-native IAM platform, the world’s leading e-signature solution, and CLM solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a customer-centric experience. The Docusign IAM platform is a system of record that enables customers of all sizes to ingest a vast, complex body of agreements into a single repository, build agreement workflows that operate at scale, and take action on high-accuracy insights, from agreement data.

Basis of Presentation and Principles of Consolidation

Our condensed consolidated financial statements include those of Docusign, Inc. and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our fiscal 2026 Annual Report on Form 10-K.

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2026 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for the year ending January 31, 2027.

Our fiscal year ends on January 31. References to fiscal 2027, for example, are to the fiscal year ending January 31, 2027. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the prior periods presented.

Change in Presentation of Revenue and Cost of Revenue

Effective in the first quarter of fiscal 2027, we changed the presentation of revenue and cost of revenue in our Consolidated Statements of Operations to combine the financial statement line items labeled “Subscription” and “Professional services and other”. Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects. These reclassifications did not impact total revenue and cost of revenue.

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

Docusign, Inc. | 2027 Form 10-Q | 10

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our fiscal 2026 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-05, “Financial Instruments—Credit Losses” (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contracts assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual filings for our fiscal year beginning February 1, 2026 and interim reporting periods in the same annual reporting period. We adopted this standard as of February 1, 2026 and elected to apply the related practical expedient. Adoption of this ASU did not have a material impact on our financial statements.

Recent Accounting Pronouncements

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

In December 2025, the FASB issued Accounting Standards Update 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies interim reporting disclosure requirements and improves the navigability of the guidance in Accounting Standards Codification (“ASC”) 270. ASU 2025-11 is effective for interim reporting periods within our fiscal year beginning February 1, 2028. We are currently evaluating the effect of adopting ASU 2025-11 on our financial statements.

Docusign, Inc. | 2027 Form 10-Q | 11

Note 2. Revenue

Disaggregation of Revenue

Revenue by revenue type is as follows (in thousands):

	Three Months Ended April 30,
(in thousands)	2026	2025
Subscription revenue (1)	$811,220	$746,202
Professional services and other revenue (1)	19,015	17,452
Total revenue	$830,235	$763,654
(1) Effective in the first quarter of fiscal 2027, we changed the presentation of revenue in our Consolidated Statements of Operations to combine the financial statement line items labeled “Subscription revenue” and “Professional services and other revenue”. See Note 1, “Summary of Significant Accounting Policies” for further detail.

Performance Obligations

As of April 30, 2026, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.3 billion. We expect to recognize 58% of the transaction price allocated to remaining performance obligations within the 12 months following April 30, 2026 in our condensed consolidated statement of operations and comprehensive income.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $8.0 million and $10.8 million as of April 30, 2026 and January 31, 2026. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the three months ended April 30, 2026 and 2025, we recognized revenue of $670.6 million and $610.3 million that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Docusign, Inc. | 2027 Form 10Q | 12

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	April 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$266,585	$—	$—	$266,585
Level 2:
Available-for-sale securities
Commercial paper	32,384	1	(30)	32,355
Corporate notes and bonds	435,284	189	(761)	434,712
U.S. governmental securities	8,998	—	(16)	8,982
Level 2 total	476,666	190	(807)	476,049
Total	$743,251	$190	$(807)	$742,634

	January 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$248,251	$—	$—	$248,251
Level 2:
Available-for-sale securities
Commercial paper	32,611	7	(6)	32,612
Corporate notes and bonds	425,648	806	(77)	426,377
U.S. governmental securities	13,498	1	(11)	13,488
Level 2 total	471,757	814	(94)	472,477
Total	$720,008	$814	$(94)	$720,728
(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of April 30, 2026 and January 31, 2026, in addition to cash of $281.4 million and $354.1 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair values of our available-for-sale securities as of April 30, 2026, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$266,152
Due in one to two years	209,897
$476,049

As of April 30, 2026 and January 31, 2026, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of April 30, 2026 and January 31, 2026.

Docusign, Inc. | 2027 Form 10-Q | 13

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	April 30, 2026	January 31, 2026
Computer and network equipment	$86,560	$123,226
Software, including capitalized software development costs	418,584	383,527
Furniture and office equipment	22,135	23,278
Leasehold improvements	66,976	66,832
	594,255	596,863
Less: Accumulated depreciation	(350,453)	(365,142)
	243,802	231,721
Work in progress	144,144	130,087
Total	$387,946	$361,808

Depreciation and amortization expense associated with property and equipment was $27.5 million and $23.4 million for the three months ended April 30, 2026 and 2025. This included amortization expense related to capitalized internally developed software costs of $21.0 million and $17.4 million for the three months ended April 30, 2026 and 2025.

For the three months ended April 30, 2026 and 2025, we capitalized $44.8 million and $29.7 million of internally developed software, including $16.5 million and $10.0 million of capitalized stock-based compensation expense in the three months ended April 30, 2026 and 2025.

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Three Months Ended April 30,
(in thousands)	2026	2025
Deferred Contract Acquisition Costs:
Beginning balance	$474,628	$467,201
Additions to deferred contract acquisition costs	50,430	45,607
Amortization of deferred contract acquisition costs	(56,176)	(56,009)
Cumulative translation adjustment	(430)	5,170
Ending balance	$468,452	$461,969

Deferred Contract Fulfillment Costs:
Beginning balance	$27,933	$23,657
Additions to deferred contract fulfillment costs	15,061	11,041
Amortization of deferred contract fulfillment costs	(11,182)	(10,473)
Cumulative translation adjustment	(345)	1,327
Ending balance	$31,467	$25,552

Docusign, Inc. | 2027 Form 10-Q | 14

Note 6. Debt

Revolving Credit Facility

In May 2025, we entered into a new credit agreement with a syndicate of banks. The credit agreement provides for a secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $750.0 million, which amount may be increased by an additional $250.0 million subject to the terms of the credit agreement. This credit agreement superseded and replaced the revolving credit facility that we previously entered into in January 2021. We may use the proceeds of future borrowings under the Credit Facility to finance working capital, for capital expenditures and for other general corporate purposes, including permitted acquisitions.

The Credit Facility matures in May 2030 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of April 30, 2026. As of April 30, 2026, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.10% and 0.30% per annum on the daily undrawn balance depending on certain conditions as provided in the credit agreement.

Note 7. Commitments and Contingencies

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of April 30, 2026, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2027, remainder	$27,354
2028	38,730
2029	29,244
2030	26,593
2031	26,724
Thereafter	1,992
Total	$150,637

We entered into an agreement, which includes a minimum commitment, with a public cloud computing service provider. As of April 30, 2026, our remaining minimum commitment under the agreement is $241.4 million through fiscal 2030, which is excluded from the table above.

Indemnification

We enter into indemnification provisions under our agreements with customers and other companies in the ordinary course of business, including business partners, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify and defend the indemnified party for certain claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of our activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification clauses or agreements is not determinable. Historically, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these indemnification agreements is not material as of April 30, 2026, and January 31, 2026. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification agreements.

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
Docusign, Inc. | 2027 Form 10-Q | 15

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

Docusign, Inc. Securities Litigation and Related Derivative Litigation

On February 8, 2022, a putative securities class action was filed in the U.S. District Court for the Northern District of California, captioned Weston v. Docusign, Inc., et al., Case No. 3:22-cv-00824, naming Docusign and certain of our then-current and former officers as defendants. The complaint (as amended on July 8, 2022, April 14, 2025 and May 22, 2025) alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the course of the COVID-19 pandemic. On January 26, 2026, the Court granted our renewed motion to dismiss the case, entering judgment in our favor and against the plaintiffs that same day. Plaintiffs did not appeal this result and the matter is now closed.

Eight putative shareholder derivative cases were previously filed containing allegations based on or similar to those in the securities class action. The plaintiffs in each of these cases have voluntarily dismissed them or are in the process of doing so.

In addition, on June 3, 2025, two cases, captioned Harbor Capital Appreciation Fund, et al. v. DocuSign, Inc., et al., Case No. 3:25-cv-04681, and Advanced Series Trust, et al. v. DocuSign, Inc., et al., Case No. 3:25-cv-04683, were filed in the U.S. District Court for the Northern District of California by plaintiffs who had opted out of the class certified in Weston v. Docusign. These opt-out cases allege substantially similar claims as in the class action, which we deny. On July 18, 2025, the cases were stayed pending the resolution of the motion to dismiss the securities class action and on May 6, 2026 the Court lifted the stay in light of the dismissal of that action. We are pursuing the voluntary dismissal of these cases following the dismissal of the securities class action.

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain two stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”) and the Amended and Restated 2011 Equity Incentive Plan.

As of April 30, 2026, 56.2 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

RSU activity for the three months ended April 30, 2026 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2026	23,792	$64.34
Granted	2,044	45.73
Vested	(2,422)	64.85
Canceled	(805)	65.53
Unvested at April 30, 2026	22,609	$62.56

Docusign, Inc. | 2027 Form 10-Q | 16

As of April 30, 2026, our total unrecognized compensation cost related to RSUs was $1.0 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 2.3 years.

As of April 30, 2026, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions (“PSU”) was $166.3 million. The number of RSUs granted or canceled included in the table above reflects shares that could be eligible to vest at 100% of target for PSUs and includes adjustments for over or under achievement for PSUs granted in prior periods.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of April 30, 2026, 14.5 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $4.3 million and $3.5 million for the three months ended April 30, 2026 and 2025.

Stock Repurchase Program

Our board of directors authorized a stock repurchase program, which commenced in March 2022. Most recently, in March 2026, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $2.0 billion of our outstanding common stock, increasing our total authorization to an aggregate $4.5 billion. As of April 30, 2026, our total remaining authorization under our stock repurchase plan is up to $2.4 billion.

The following table summarizes the share repurchase activity under our stock repurchase program:

	Three Months Ended April 30,
(in thousands)	2026	2025
Number of shares repurchased	6,792	2,265
Aggregate purchase price[1]	$318,352	$183,838
1Included in the repurchase amount is the 1% excise tax as a result of the Inflation Reduction Act (“IRA”).

Docusign, Inc. | 2027 Form 10-Q | 17

Note 9. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for periods presented:

	Three Months Ended April 30,
(in thousands, except per share data)	2026	2025
Numerator:
Net income attributable to common stockholders	$78,197	$72,087
Denominator:
Weighted-average common shares outstanding, basic	195,489	203,280
Effect of dilutive securities	991	9,532
Weighted-average common shares outstanding, diluted	196,480	212,812
Net income per share attributable to common stockholders:
Basic	$0.40	$0.35
Diluted	$0.40	$0.34

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
RSUs	13,151	1,077
ESPP	189	—
Total antidilutive securities	13,340	1,077

Note 10. Income Taxes

Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate as prescribed under ASC 740, “Income Taxes”, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment, which results in a provision for or benefit from income taxes in the current quarter.

We recorded an income tax provision of $39.6 million and $1.7 million for the three months ended April 30, 2026 and 2025. In the three months ended April 30, 2026, the tax provision was driven by U.S. and foreign earnings and expense related to stock-based compensation. In the three months ended April 30, 2025, the tax provision was driven by U.S. and foreign earnings, partially offset by excess tax benefits from stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation included significant tax law changes, including the restoration of immediate expensing for domestic research and development costs. The impact of these changes are included in our tax provision and have resulted in additional tax expense in the three months ended April 30, 2026 compared to the same period in 2025.

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of April 30, 2026, we continue to maintain a valuation allowance against our California deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
As of April 30, 2026, our gross unrecognized tax benefits totaled $105.3 million, excluding related accrued interest and penalties, of which $84.8 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.
Docusign, Inc. | 2027 Form 10-Q | 18

Note 11. Segment and Geographic Information

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

The CODM also reviews significant segment expenses for our single reportable segment. Significant segment expenses include cost of revenue, sales and marketing expenses, research and development expenses, and general and administrative expenses, all of which are presented in our consolidated statements of operations and comprehensive income. Other segment items include interest expense, interest and other income, and provision for income taxes, which are also presented in our consolidated statements of operations and comprehensive income.

We generate revenue primarily from sales of subscriptions to access our software platform and related subscriptions of our customers.

Segment assets are reported on the consolidated balance sheets as total assets.

Our reported measure of segment profit is as follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
Net income	78,197	72,087

The following amounts are included in our reported measure of segment profit:

	Three Months Ended April 30,
(in thousands)	2026	2025
Revenues from external customers	830,235	763,654
Depreciation and amortization	32,208	30,369
Interest income	8,730	10,703
Provision for income taxes	39,559	1,703

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
U.S.	$576,322	$546,208
International	253,913	217,446
Total revenue	$830,235	$763,654

No single country other than the U.S. had revenue greater than 10% of total revenue in the three months ended April 30, 2026 and 2025.

Docusign, Inc. | 2027 Form 10-Q | 19

Note 12. Subsequent Events

In May 2026, we entered into an agreement to lease office space. The lease will commence in fiscal 2027. The noncancelable lease term for the space will expire in fiscal 2039. The aggregate base rent payments, net of tenant incentives expected to be received, under the lease are estimated to be approximately $34.3 million. We will recognize the related right-of-use asset and lease liability, which have not yet been determined, at the lease commencement date.

Docusign, Inc. | 2027 Form 10-Q | 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our fiscal 2026 Annual Report on Form 10-K. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our fiscal 2026 Annual Report on Form 10-K. Our fiscal year ends January 31.

Executive Overview of First Quarter Results

Overview

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our AI-native IAM platform, the world’s leading e-signature solution, and CLM solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a customer-centric experience. The Docusign IAM platform is a system of record that enables customers of all sizes to ingest a vast, complex body of agreements into a single repository, build agreement workflows that operate at scale, and take action on high-accuracy insights from agreement data. As of April 30, 2026, nearly 1.9 million customers and more than a billion users worldwide utilize Docusign to accelerate and simplify the process of doing business.

We generate substantially all our revenue from sales of subscriptions, which accounted for 98% of our revenue in the three months ended April 30, 2026 and 2025. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance. We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers with deployment and integration services.

One pillar of our long-term strategy is to evolve our go-to-market (“GTM”) channels from the historically direct sales-driven approach. We are currently investing in three routes to market, including direct sales, our partner channel, and digital self-service purchasing. We expect that Docusign’s IAM platform will increasingly be offered across all three channels.

We offer subscriptions to our products to businesses of all sizes, from global enterprises down to small and medium-sized businesses (“SMBs”). We offer more than 1,100 active partner integrations with the applications that many of our customers already use so that they can create, commit and manage agreements directly within these applications. We have a diverse customer base spanning across virtually all industries and around the world with no significant customer concentration. No single customer accounted for more than 10% of total revenue in any of the periods presented.

We focused initially on selling our products to commercial businesses and SMBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,258 customers as of April 30, 2026 compared to 1,123 customers as of April 30, 2025. Each of our customer types has a different purchasing pattern. SMBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Docusign, Inc. | 2027 Form 10-Q | 21

Financial Results for the Three Months Ended April 30, 2026 and 2025

	Three Months Ended April 30,
(in thousands)	2026	2025
Total revenue	$830,235	$763,654
Total costs and expenses	718,926	703,399
Total stock-based compensation expense	141,377	145,596
Income from operations	111,309	60,255
Net income	78,197	72,087
Net cash provided by operating activities	321,688	251,439
Purchases of property and equipment	(32,253)	(23,624)

Cash, cash equivalents, restricted cash and investments were $1.0 billion as of April 30, 2026.

Key Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including the following:

Investing for Growth

We believe that our market opportunity is large, and we plan to invest to support long-term growth. We have two priorities in our long-term strategy. The first is to transform IAM into an end-to-end platform for customers. IAM enables customers to manage agreements across every part of an organization and build workflows in functions including sales, human resources, legal, and procurement.

Our second priority is to expand our AI data and innovation advantage through IAM as the orchestration layer for agreements. At Docusign, we have leveraged differentiated and large-scale proprietary data, built an expansive ecosystem of integrations with leading AI providers, and developed AI solutions that operate at enterprise scale. We aim to deliver category-leading value in the agreement management market while continuing our evolution as a platform company.

We believe these combined efforts will strengthen our ability to retain and grow within our existing customer base, while also attracting new customers.

Growing Customer Base

As of April 30, 2026, we had nearly 1.9 million total customers, including approximately 284,000 direct customers across our large enterprise, commercial, and small and medium-sized business (SMB) segments, served by our direct sales force. We had over 1.7 million customers, including approximately 268,000 direct customers as of April 30, 2025.

In fiscal 2027, we categorize our total customer base into three groups based on annual recurring revenue (“ARR”). We generally define through a flexible framework companies with ARR (actual or potential) exceeding certain dollar thresholds as enterprise customers, commercial customers, and SMB customers. While the vast majority of our SMB customers are served through digital and self-service channels, a portion of this segment is managed via our direct sales channels and included in our direct customer count. Total customers reflects the aggregate of all segments across both direct and self-service channels.

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

Increasing International Revenue

International revenue increased by 17% in the three months ended April 30, 2026, compared to the three months ended April 30, 2025. Additionally, our international revenue represented 31% of our total revenue in the three months ended April 30, 2026, compared to 28% in the three months ended April 30, 2025.

Docusign, Inc. | 2027 Form 10-Q | 22

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

Revenue
Revenue consists primarily of subscription revenue, which includes fees for the use of our software platform and our technical infrastructure and access to customer support, which includes phone or email support. We typically invoice customers annually in advance. We recognize subscription revenue ratably over the term of the contract subscription period beginning on the date access to our software platform is provided. Revenue also includes professional services revenue, which consists of fees associated with new customers requesting deployment and integration services. We price professional services on a time and materials basis and on a fixed fee basis. We generally have standalone value for our professional services and recognize revenue based on standalone selling price as services are performed or upon completion of services for fixed fee contracts. Other revenue includes amounts derived from sales of on-premises solutions.

Overhead Allocation

We allocate shared overhead costs, such as facilities (including rent, utilities and depreciation on equipment shared by all departments), information technology, information security and recruiting costs to all departments based on headcount. As such, these allocated overhead costs are reflected in cost of revenue and each operating expense category.

Cost of Revenue

Cost of Revenue
Cost of Revenue consists primarily of costs related to subscription revenue. These costs primarily consist of expenses related to hosting our software platform and providing support. These expenses consist of employee-related costs, including salaries, bonuses, benefits, stock-based compensation, and other related costs associated with our technical infrastructure, customer success and customer support. These expenses also consist of software and maintenance costs, third-party hosting fees, third-party AI infrastructure costs, outside services associated with the delivery of our subscription services, amortization expense associated with capitalized internal-use software and acquired intangible assets, credit card processing fees and allocated overhead costs. Cost of Revenue also includes costs related to professional services revenue. These costs primarily consist of personnel costs for our professional services delivery team, travel-related costs and allocated overhead costs.

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
Docusign, Inc. | 2027 Form 10-Q | 23

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. As our revenues continue to increase, our operating expenses as a percentage of revenue may increase or decrease at different rates, driven by the timing of revenue recognition, the timing of hiring, our investments in growth and other factors.

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

Interest Expense

Interest expense consists primarily of commitment fees on the undrawn balance of the Credit Facility and the amortization of the associated issuance costs.

Interest Income and Other Income, Net

Interest income and other income, net, consists primarily of interest earned on our cash, cash equivalents and investments, changes in fair value of our strategic investments and foreign currency transaction gains and losses.

Provision for Income Taxes

Our income tax provision consists primarily of U.S. federal, state and foreign income taxes. The difference between the effective tax rate and the federal statutory tax rate is primarily driven by tax expense related to stock-based compensation partially offset by a benefit for the U.S. federal research tax credit.

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
Docusign, Inc. | 2027 Form 10-Q | 24

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended April 30,
(in thousands, except percentages)	2026	As % of revenue	2025	As % of revenue
Revenue (1)	$830,235	100%	$763,654	100%
Cost of revenue (1)	171,270	21	157,269	21
Gross profit	658,965	79	606,385	79
Operating expenses:
Sales and marketing	296,175	36	296,413	39
Research and development	159,586	19	159,447	21
General and administrative	91,895	11	90,270	11
Total operating expenses	547,656	66	546,130	71
Income from operations	111,309	13	60,255	8
Interest expense	(551)	—	(478)	—
Interest income and other income, net	6,998	1	14,013	1
Income before provision for income taxes	117,756	14	73,790	9
Provision for income taxes	39,559	5	1,703	—
Net income	$78,197	9%	$72,087	9%
(1) Effective in the first quarter of fiscal 2027, we changed the presentation of revenue and cost of revenue in our Consolidated Statements of Operations to combine the financial statement line items labeled “Subscription” and “Professional services and other”.

The following discussion and analysis is for the three months ended April 30, 2026, compared to the same period in 2025, unless otherwise stated.

Revenue

	Three Months Ended April 30,		2026 versus 2025
(in thousands, except for percentages)	2026	2025
Revenue	$830,235	$763,654	9%

Revenue increased by $66.6 million, or 9%, in the three months ended April 30, 2026. The increase was primarily due to the expansion of revenue from our commercial and enterprise accounts, as well as our digital channel. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		2026 versus 2025
(in thousands, except for percentages)	2026	2025
Cost of revenue	$171,270	$157,269	9%
Gross margin	79%	79%	—	pts

Cost of revenue increased by $14.0 million, or 9%, in the three months ended April 30, 2026, primarily driven by higher costs to support our growing customer base. The increase in the three months ended April 30, 2026 primarily consisted of a $6.3 million increase in information technology costs, particularly hosting costs to support the expansion of IAM and to continue our migration of customer data to cloud storage.
Docusign, Inc. | 2027 Form 10-Q | 25

Sales and Marketing

	Three Months Ended April 30,		2026 versus 2025
(in thousands, except for percentages)	2026	2025
Sales and marketing	$296,175	$296,413	—%
Percentage of revenue	36%	39%

Sales and marketing expenses remained relatively flat in the three months ended April 30, 2026. Marketing and advertising costs decreased in line with our go-to-market strategy, primarily due to changes in timing of our customer events in addition to a reduction in spending on paid search. This was largely offset by an increase in personnel costs due to annual merit increases as we continue to invest in our workforce.

Research and Development

	Three Months Ended April 30,		2026 versus 2025
(in thousands, except for percentages)	2026	2025
Research and development	$159,586	$159,447	—%
Percentage of revenue	19%	21%

Research and development expenses remained relatively flat in the three months ended April 30, 2026. Personnel costs, including stock-based compensation, increased primarily due to higher headcount, annual merit increases, and higher incentive compensation as we continue to invest in our workforce to support product innovation. This was largely offset by an increase in capitalized software development costs.

General and Administrative

	Three Months Ended April 30,		2026 versus 2025
(in thousands, except for percentages)	2026	2025
General and administrative	$91,895	$90,270	2%
Percentage of revenue	11%	11%

General and administrative expenses increased by $1.6 million, or 2%, in the three months ended April 30, 2026, primarily due to an increase in personnel expense related to higher headcount, higher incentive compensation, and annual merit increases. This was partially offset by a reduction in professional fees including an increase in litigation related insurance reimbursements.

Other Income

	Three Months Ended April 30,		2026 versus 2025
(in thousands, except for percentages)	2026	2025
Interest income and other income, net	$6,998	$14,013	(50)%
Percentage of revenue	1%	1%

Interest income and other income, net decreased by $7.0 million in the three months ended April 30, 2026. The interest income earned during the three months ended April 30, 2026 was partially offset by foreign currency exchange losses. The decrease was primarily due to the strengthening of the euro and British pound compared to the U.S. dollar, which resulted in a net increase in foreign currency exchange losses of $5.5 million.

Docusign, Inc. | 2027 Form 10-Q | 26

Provision for Income Taxes

	Three Months Ended April 30,		2026 versus 2025
(in thousands, except for percentages)	2026	2025
Provision for income taxes	$39,559	$1,703	2,223%
Percentage of revenue	5%	—%

Provision for income taxes increased by $37.9 million, or 2,223%, in the three months ended April 30, 2026. The increase is primarily attributable to higher profit before taxes and higher forecasted annual effective tax rate driven by the impacts of the OBBBA enacted in the second quarter of fiscal 2026, and an increase in tax expense related to stock-based compensation in the first quarter of fiscal 2027.
Docusign, Inc. | 2027 Form 10-Q | 27

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments, as well as cash generated from operations. As of April 30, 2026, we had $814.2 million in cash and cash equivalents and short-term investments. We also had $209.9 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services, and we have additional borrowing capacity available from our credit facility.

In May 2025, we entered into an agreement with a syndicate of banks, which provides for a revolving credit facility in the aggregate principal amount of $750.0 million and may be increased by an additional $250.0 million subject to customary terms and conditions. The Credit Facility superseded and replaced the revolving credit facility that we previously entered into in January 2021. As of April 30, 2026, there were no outstanding borrowings under the Credit Facility, and we were in compliance with related covenants. The Credit Facility matures in May 2030 and is available to optimize our capital structure and strengthen our balance sheet. We have included additional information in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In addition to our contractual commitments, our board of directors has authorized a stock repurchase program, which commenced in March 2022. During the three months ended April 30, 2026, we repurchased 6.8 million shares of common stock for $317.5 million through our stock repurchase program. The program has no minimum purchase and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. We expect that our existing sources of liquidity, including our existing cash, cash equivalents and investments, expected future operating cash flows, and the borrowing capacity of our credit facility, will finance the repurchase of common stock at management’s discretion. The timing and amount of any repurchases of common stock will be determined by management based on its evaluation of market conditions and other factors.

Docusign, Inc. | 2027 Form 10-Q | 28

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$321,688	$251,439
Investing activities	(39,247)	(24,925)
Financing activities	(334,414)	(223,515)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(481)	9,923
Net change in cash, cash equivalents and restricted cash	$(52,454)	$12,922

Cash Flows from Operating Activities

Cash provided by operating activities was $321.7 million in the three months ended April 30, 2026. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include the payment of employee salaries and benefits in addition to vendor payments.

Cash provided by operating activities was $251.4 million for the three months ended April 30, 2025. Our primary sources of cash provided by operating activities were billings and the related cash collections in addition to interest income. Our primary uses of cash include payment of employee salaries and benefits in addition to vendor payments.

Cash Flows from Investing Activities

For the three months ended April 30, 2026, net cash used in investing activities of $39.2 million was primarily driven by $32.3 million in purchases of property and equipment as we continued to invest in capitalized software development projects in addition to $4.4 million net purchase of marketable securities.

For the three months ended April 30, 2025, net cash used in investing activities of $24.9 million was primarily driven by $23.6 million in purchases of property and equipment as we continued to invest in capitalized software development projects and to support operations at our data centers.

Cash Flows from Financing Activities

For the three months ended April 30, 2026, net cash used in financing activities of $334.4 million was primarily driven by $317.5 million to repurchase 6.8 million shares of common stock through our stock repurchase program and $16.7 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

For the three months ended April 30, 2025, net cash used in financing activities of $223.5 million was primarily driven by $183.4 million to repurchase 2.3 million shares of common stock through our stock repurchase program and $40.1 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.
Docusign, Inc. | 2027 Form 10-Q | 29

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
The critical accounting estimates, assumptions and judgments that we believe to have the most significant impact on our consolidated financial statements are revenue recognition, deferred contract acquisition costs, stock-based compensation, income taxes, and loss contingencies.

There have been no material changes to our critical accounting policies and estimates as described in our fiscal 2026 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Docusign, Inc. | 2027 Form 10-Q | 30

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For the three months ended April 30, 2026 and 2025, we have determined the projected non-GAAP tax rate to be 21% and 20%, respectively.

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

Annual Recurring Revenue: We calculate ARR as the annualized value of active customer contracts as of the measurement date. This calculation assumes that any contract expiring within the next 12 months renews on its existing terms, and excludes non-recurring revenue streams recognized at a point in time. When evaluating ARR on a product basis for contracts spanning multiple product lines, we allocate the support contract value to each product offering based on its proportional share of the total contract value. To annualize contracts, we divide the total committed contract value by the number of months in the subscription term and multiply by twelve. For international contracts denominated in foreign currencies, ARR is translated into U.S. dollars using a fixed exchange rate set at the beginning of each fiscal year. We adjust previously reported ARR annually to reflect these exchange rate changes for comparative purposes. We believe ARR measures our business performance and serves as a leading indicator of future revenue growth. We report total ARR annually at the end of the fiscal year. Because quarterly net new ARR represents only a fraction of our overall book of business, it is subject to timing volatility and can be highly volatile on a year-over-year basis. Because the objective of ARR is to evaluate the long-term growth of our business, these quarterly timing fluctuations can detract from the insight and usefulness of ARR. ARR is an operating metric and should be viewed independently of revenue, deferred revenue, and remaining performance obligations; it does not represent revenue under U.S. GAAP on an annual basis. IAM represented 12.6% of our total ARR as of April 30, 2026, and 10.8% of our total ARR as of January 31, 2026.

Docusign, Inc. | 2027 Form 10-Q | 31

Reconciliation of gross profit and gross margin:

	Three Months Ended April 30,
(in thousands)	2026	2025
GAAP gross profit	$658,965	$606,385
Add: Stock-based compensation	15,309	16,904
Add: Employer payroll tax on employee stock transactions	1,126	1,873
Add: Amortization of acquisition-related intangibles	1,495	3,565
Non-GAAP gross profit	$676,895	$628,727
GAAP gross margin	79.4%	79.4%
Non-GAAP adjustments	2.1%	2.9%
Non-GAAP gross margin	81.5%	82.3%

Reconciliation of income from operations and operating margin:

	Three Months Ended April 30,
(in thousands)	2026	2025
GAAP income from operations	$111,309	$60,255
Add: Stock-based compensation	141,377	145,596
Add: Employer payroll tax on employee stock transactions	8,185	12,259
Add: Amortization of acquisition-related intangibles	4,735	6,919
Non-GAAP income from operations	$265,606	$225,029
GAAP operating margin	13.4%	7.9%
Non-GAAP adjustments	18.6%	21.6%
Non-GAAP operating margin	32.0%	29.5%

Reconciliation of net income:

	Three Months Ended April 30,
(in thousands)	2026	2025
GAAP net income	$78,197	$72,087
Add: Stock-based compensation	141,377	145,596
Add: Employer payroll tax on employee stock transactions	8,185	12,259
Add: Amortization of acquisition-related intangibles	4,735	6,919
Add: Income tax and other tax adjustments	(17,572)	(46,010)
Non-GAAP net income	$214,922	$190,851

Computation of free cash flow:

	Three Months Ended April 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$321,688	$251,439
Less: Purchases of property and equipment	(32,253)	(23,624)
Non-GAAP free cash flow	$289,435	$227,815
Net cash used in investing activities	$(39,247)	$(24,925)
Net cash used in financing activities	$(334,414)	$(223,515)

Docusign, Inc. | 2027 Form 10-Q | 32

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of April 30, 2026, we had cash, cash equivalents, restricted cash, and investments totaling $1.0 billion, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $3.0 million decrease in the fair value of our investment portfolio as of April 30, 2026. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Additionally, the Credit Facility, which is undrawn as of April 30, 2026, can be borrowed based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

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

Docusign, Inc. | 2027 Form 10-Q | 33

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of April 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the first quarter of fiscal 2027 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Docusign, Inc. | 2027 Form 10-Q | 34

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

For more information on legal proceedings, refer to ‘Claims and Litigation’ in Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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
Docusign, Inc. | 2027 Form 10-Q | 35

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
Docusign, Inc. | 2027 Form 10-Q | 36

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
Docusign, Inc. | 2027 Form 10-Q | 37

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
Docusign, Inc. | 2027 Form 10-Q | 38

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

Our products and solutions address a market that is evolving and highly competitive. We have customers in a wide variety of industries, including real estate, financial services, insurance, manufacturing, and healthcare and life sciences. We intend to continue to expand our sales efforts internationally, where many countries may have less familiarity with and acceptance of e-signature solutions. It is difficult to predict customer demand for our products and solutions, customer retention and expansion rates, the size and growth rate of the market for agreement automation, the entry of competitive products or the success of existing competitive products. We expect that we will continue to need intensive sales efforts to educate prospective customers, particularly enterprise and commercial customers and international customers, about the uses and benefits of our products and solutions. Additionally, we face competition from different companies depending on the product or solution. For example, our primary global e-signature competitor is currently Adobe Acrobat Sign. We also face competition from a select number of vendors that focus on specific industries, geographies or product areas such as contract lifecycle management and advanced contract analytics. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI and general-purpose agents to address a broad range of business needs. As we attempt to sell our products and solutions to new and existing customers, we must convince them that our products and solutions are superior to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI (referred to as vibe coding) and other emerging technologies.

Many of our competitors have longer operating histories than us, significantly greater financial, technical, marketing and other resources, stronger brand and customer recognition, larger intellectual property portfolios and broader global distribution. As a result, our competitors may be able to respond more quickly and effectively than we can to new or
Docusign, Inc. | 2027 Form 10-Q | 39

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
Docusign, Inc. | 2027 Form 10-Q | 40

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
Docusign, Inc. | 2027 Form 10-Q | 41

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
Docusign, Inc. | 2027 Form 10-Q | 42

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

Docusign, Inc. | 2027 Form 10-Q | 43

Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.

Our products and solutions seamlessly integrate with hundreds of other software applications, including Salesforce, Microsoft, SAP, Google, ServiceNow, and Workday. Our growth strategy includes expanding the use of our products and solutions through complementary technology offerings and software integrations, such as third-party APIs, model context protocol or MCP, and agentic AI integrations. While we have established partnerships with providers of complementary offerings and software integrations, we cannot guarantee that we will be successful in continuing to maintain and scale these partnerships or establishing partnerships with additional providers as we grow. In the future, third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; alter the terms governing use of and access to their applications and APIs; implement other changes that could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform; or themselves become competitors, any of which could negatively impact our offerings and harm our business.

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
Docusign, Inc. | 2027 Form 10-Q | 44

products and solutions efficiently and effectively, our ability to acquire new customers and our financial condition may suffer.

We may need to reduce or change our pricing model to remain competitive.

Different pricing structures apply to our Docusign product offerings. For eSignature, we price our subscriptions based on the functionality required by our customers and the quantity of Envelopes required by our customers. We expect that we may need to change our pricing or pricing structures from time to time, including in connection with the launch of our IAM platform and new or enhanced offerings or in response to competitive pressures. For example, in the second quarter of fiscal 2025, we began to offer our IAM platform on a user-based subscription with transaction-based add-ons. The rollout of our IAM platform and additional pricing model began gradually, starting in the second quarter of fiscal 2025, and our pricing structures may continue to change. Additionally, as new or existing competitors introduce new competitive products or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. As we expand internationally, we must also determine the appropriate price to enable us to compete effectively in non-U.S. markets. Moreover, mid- to large-size enterprises may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

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
Docusign, Inc. | 2027 Form 10-Q | 45

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
Docusign, Inc. | 2027 Form 10-Q | 46

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
Docusign, Inc. | 2027 Form 10-Q | 47

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2026, 2025 and 2024 total revenue generated from customers outside the U.S. was 29%, 28% and 26% of our total revenue. As of April 30, 2026, approximately 41% of our full-time employees were located outside of the U.S. We maintain offices in multiple locations in the U.S. and internationally. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
Docusign, Inc. | 2027 Form 10-Q | 48

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
Docusign, Inc. | 2027 Form 10-Q | 49

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

As of April 30, 2026, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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
Docusign, Inc. | 2027 Form 10-Q | 50

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
Docusign, Inc. | 2027 Form 10-Q | 51

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
Docusign, Inc. | 2027 Form 10-Q | 52

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect and enforce these rights, including through litigation. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and solutions, impair the functionality of our products and solutions, delay introductions of new solutions,
Docusign, Inc. | 2027 Form 10-Q | 53

result in our substituting inferior or more costly technologies into our products and solutions or injure our reputation. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our intellectual property rights. Any of our intellectual property rights may be successfully challenged, opposed, diluted, misappropriated or circumvented by others or invalidated, narrowed in scope or held unenforceable through administrative process or litigation. Any of these results could adversely affect our business, operating results and financial condition.

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

Docusign, Inc. | 2027 Form 10-Q | 54

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
Docusign, Inc. | 2027 Form 10-Q | 55

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

Docusign, Inc. | 2027 Form 10-Q | 56

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
Docusign, Inc. | 2027 Form 10-Q | 57

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
Docusign, Inc. | 2027 Form 10-Q | 58

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

Docusign, Inc. | 2027 Form 10-Q | 59

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended April 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
February 1 - February 28	3,418,811	$46.24	3,418,811	$582,207
March 1 - March 31	1,486,804	$47.05	1,486,804	$2,512,258
April 1 - April 30	1,903,823	$47.00	1,903,823	$2,422,782
Total	6,809,438		6,809,438	$2,422,782

(1) Our board of directors authorized a stock repurchase program, which commenced in March 2022. Most recently, in March 2026, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $2.0 billion of our outstanding common stock, increasing our total authorization to an aggregate $4.5 billion. Repurchases of our common stock may be effected from time to time, either on the open market, in block trades, in privately negotiated transactions, and through other transactions in accordance with applicable securities laws. The program does not obligate us to repurchase any specific number of shares and may be discontinued at any time. The program has no expiration date and will continue until otherwise suspended, terminated, or modified at any time for any reason by our board of directors. See Note 8 of this Quarterly Report on Form 10-Q for additional information related to stock repurchases.

(2) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the IRA.

Docusign, Inc. | 2027 Form 10-Q | 60

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. Other Information

During the three months ended April 30, 2026, the following officers and directors of the Company entered into trading plans during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies on insider trading:

Name (1)	Title	Adoption Date	Earliest Sale Date	Expiration Date	Aggregate # of securities to be sold	Aggregate # of securities to be purchased
Robert Chatwani	President, General Manager, Growth	March 20, 2026	June 22, 2026	March 31, 2027	up to 165,168	N/A
Blake Grayson	Chief Financial Officer	March 31, 2026	July 1, 2026	March 31, 2027	up to 125,000	N/A

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

Docusign, Inc. | 2027 Form 10-Q | 61

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

Docusign, Inc. | 2027 Form 10-Q | 62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 5, 2026

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Blake Grayson
Blake Grayson
Chief Financial Officer
(Principal Accounting and Financial Officer)

Docusign, Inc. | 2027 Form 10-Q | 63