Form 10-Q
period 2026-07-31
DOCUSIGN, INC.
filed 2026-09-04
CIK 1261333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The registrant has 186,902,452 shares of common stock, par value $0.0001, outstanding as of August 31, 2026.

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
Docusign, Inc. | 2027 Form 10-Q | 3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOCUSIGN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)	July 31, 2026	January 31, 2026
Assets
Current assets
Cash and cash equivalents	$528,161	$602,442
Investments—current	249,516	264,084
Accounts receivable, net of allowance for doubtful accounts of $8,501 and $9,916 as of July 31, 2026 and January 31, 2026	370,531	516,429
Contract assets—current	7,552	10,782
Prepaid expenses and other current assets	113,132	97,101
Total current assets	1,268,892	1,490,838
Investments—noncurrent	195,398	208,393
Property and equipment, net	420,032	361,808
Operating lease right-of-use assets	155,101	165,578
Goodwill	458,365	458,446
Intangible assets, net	51,924	61,394
Deferred contract acquisition costs—noncurrent	468,812	474,628
Deferred tax assets—noncurrent	764,330	835,245
Other assets—noncurrent	177,936	173,220
Total assets	$3,960,790	$4,229,550
Liabilities and Equity
Current liabilities
Accounts payable	$21,866	$17,419
Accrued expenses and other current liabilities	121,046	113,358
Accrued compensation	239,042	260,840
Contract liabilities—current	1,575,565	1,631,168
Operating lease liabilities—current	15,516	16,623
Total current liabilities	1,973,035	2,039,408
Contract liabilities—noncurrent	28,824	29,956
Operating lease liabilities—noncurrent	167,582	168,496
Deferred tax liability—noncurrent	20,960	21,507
Other liabilities—noncurrent	51,869	52,363
Total liabilities	2,242,270	2,311,730
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of July 31, 2026 and January 31, 2026	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 188,176 shares issued and outstanding as of July 31, 2026; 500,000 shares authorized, 197,765 shares issued and outstanding as of January 31, 2026	19	20
Additional paid-in capital	4,052,431	3,777,995
Accumulated other comprehensive loss	(7,843)	(3,712)
Accumulated deficit	(2,326,087)	(1,856,483)
Total stockholders’ equity	1,718,520	1,917,820
Total liabilities and equity	$3,960,790	$4,229,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2027 Form 10-Q | 4

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$875,746	$800,636	$1,705,981	$1,564,290
Cost of revenue	177,872	165,463	349,142	322,732
Gross profit	697,874	635,173	1,356,839	1,241,558
Operating expenses:
Sales and marketing	313,958	305,450	610,133	601,863
Research and development	163,582	169,630	323,168	329,077
General and administrative	102,713	94,866	194,608	185,136
Total operating expenses	580,253	569,946	1,127,909	1,116,076
Income from operations	117,621	65,227	228,930	125,482
Interest expense	(569)	(828)	(1,120)	(1,306)
Interest income and other income, net	7,924	12,061	14,922	26,074
Income before provision for income taxes	124,976	76,460	242,732	150,250
Provision for income taxes	47,261	13,490	86,820	15,193
Net income	$77,715	$62,970	$155,912	$135,057
Net income per share attributable to common stockholders:
Basic	$0.41	$0.31	$0.81	$0.67
Diluted	$0.40	$0.30	$0.80	$0.64
Weighted-average shares used in computing net income per share:
Basic	191,252	202,644	193,336	202,957
Diluted	193,117	210,956	194,763	211,878

Comprehensive income:
Foreign currency translation gain (loss), net of tax	$(3,227)	$2,738	$(2,138)	$12,687
Unrealized losses on investments, net of tax	(656)	(645)	(1,993)	(389)
Other comprehensive income (loss)	(3,883)	2,093	(4,131)	12,298
Comprehensive income	$73,832	$65,063	$151,781	$147,355

Stock-based compensation expense included in costs and expenses:
Cost of revenue	$15,241	$18,592	$30,550	$35,496
Sales and marketing	46,828	49,081	89,854	95,166
Research and development	55,502	61,865	109,978	116,296
General and administrative	31,033	31,000	59,599	59,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2027 Form 10-Q | 5

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at April 30, 2026	193,057	$19	$3,920,519	$—	$(3,960)	$(2,096,830)	$1,819,748
Settlement of restricted stock units	2,445	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(860)	—	(38,708)	—	—	—	(38,708)
Repurchases of common stock	(6,466)	—	—	—	—	(306,972)	(306,972)
Employee stock-based compensation	—	—	170,620	—	—	—	170,620
Net income	—	—	—	—	—	77,715	77,715
Other comprehensive loss, net	—	—	—	—	(3,883)	—	(3,883)
Balances at July 31, 2026	188,176	$19	$4,052,431	$—	$(7,843)	$(2,326,087)	$1,718,520

Balances at April 30, 2025	202,034	$20	$3,435,219	$(3,192)	$(18,171)	$(1,399,074)	$2,014,802
Exercise of stock options	28	—	471	—	—	—	471
Settlement of restricted stock units	2,589	—	—	—	—	—	—
Tax withholding on net share settlement of restricted stock units	(930)	—	(68,880)	—	—	—	(68,880)
Repurchases of common stock	(2,623)	—	—	—	—	(200,798)	(200,798)
Employee stock-based compensation	—	—	177,317	—	—	—	177,317
Net income	—	—	—	—	—	62,970	62,970
Other comprehensive income, net	—	—	—	—	2,093	—	2,093
Balances at July 31, 2025	201,098	$20	$3,544,127	$(3,192)	$(16,078)	$(1,536,902)	$1,987,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2027 Form 10-Q | 6

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Continued)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances at January 31, 2026	197,765	$20	$3,777,995	$—	$(3,712)	$(1,856,483)	$1,917,820
Exercise of stock options	3	—	53	—	—	—	53
Settlement of restricted stock units	4,863	—	—	—	—	—	—
Employee stock purchase plan	555	—	22,799	—	—	—	22,799
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,752)	—	(80,510)	(192)	—	—	(80,702)
Retirement of treasury stock	—	—	—	192	—	(192)	—
Repurchases of common stock	(13,258)	(1)	—	—	—	(625,324)	(625,325)
Employee stock-based compensation	—	—	332,094	—	—	—	332,094
Net income	—	—	—	—	—	155,912	155,912
Other comprehensive loss, net	—	—	—	—	(4,131)	—	(4,131)
Balances at July 31, 2026	188,176	$19	$4,052,431	$—	$(7,843)	$(2,326,087)	$1,718,520

Balances at January 31, 2025	202,477	$20	$3,321,242	$(2,871)	$(28,376)	$(1,287,323)	$2,002,692
Exercise of stock options	70	—	1,170	—	—	—	1,170
Settlement of restricted stock units	4,746	—	—	—	—	—	—
Employee stock purchase plan	412	—	22,010	—	—	—	22,010
Tax withholding on net share settlement of restricted stock units and employee stock purchase plan	(1,719)	—	(136,155)	(321)	—	—	(136,476)
Repurchases of common stock	(4,888)	—	—	—	—	(384,636)	(384,636)
Employee stock-based compensation	—	—	335,860	—	—	—	335,860
Net income	—	—	—	—	—	135,057	135,057
Other comprehensive income, net	—	—	—	—	12,298	—	12,298
Balances at July 31, 2025	201,098	$20	$3,544,127	$(3,192)	$(16,078)	$(1,536,902)	$1,987,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2027 Form 10-Q | 7

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$155,912	$135,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,994	59,249
Amortization of deferred contract acquisition and fulfillment costs	137,038	135,136
Non-cash operating lease costs	9,754	9,364
Stock-based compensation expense	289,981	306,134
Deferred income taxes	70,827	1,532
Other	3,923	1,945
Changes in operating assets and liabilities:
Accounts receivable	142,755	70,329
Prepaid expenses and other current assets	(16,816)	(23,007)
Deferred contract acquisition and fulfillment costs	(132,676)	(127,988)
Other assets	7,722	(1,335)
Accounts payable	(444)	(20,794)
Accrued expenses and other liabilities	1,930	4,800
Accrued compensation	(24,544)	(24,237)
Contract liabilities	(55,132)	(18,274)
Operating lease liabilities	10	(10,399)
Net cash provided by operating activities	656,234	497,512
Cash flows from investing activities:
Purchases of marketable securities	(155,323)	(212,200)
Maturities of marketable securities	182,000	208,972
Purchases of strategic and other investments	(2,760)	(100)
Proceeds from strategic and other investments	1,000	—
Purchases of property and equipment	(71,042)	(52,049)
Net cash used in investing activities	(46,125)	(55,377)
Cash flows from financing activities:
Payment of revolving credit facility costs	—	(3,133)
Repurchases of common stock	(624,026)	(384,945)
Payment of tax withholding obligation on net RSU settlement and ESPP purchase	(78,116)	(131,957)
Proceeds from exercise of stock options	53	1,170
Proceeds from employee stock purchase plan	22,799	22,010
Other	(220)	—
Net cash used in financing activities	(679,510)	(496,855)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(3,248)	11,452
Net decrease in cash, cash equivalents and restricted cash	(72,649)	(43,268)
Cash, cash equivalents and restricted cash at beginning of period (1)	618,150	659,554
Cash, cash equivalents and restricted cash at end of period (1)	$545,501	$616,286
(1) $17.3 million and $15.7 million of restricted cash was included in Prepaid expenses and other current assets and Other assets—noncurrent as of July 31, 2026 and January 31, 2026. $16.3 million and $10.9 million of restricted cash was included in Prepaid expenses and other current assets and in Other assets—noncurrent as of July 31, 2025 and January 31, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Docusign, Inc. | 2027 Form 10-Q | 8

DOCUSIGN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Six Months Ended July 31,
(in thousands)	2026	2025
Supplemental disclosure:
Cash paid for operating lease liabilities	$9,739	$15,497
Cash paid for income taxes	8,569	5,752
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$10,066	$721
Operating lease right-of-use assets exchanged for lease obligations, net of modifications	(516)	9,292
Excise tax payable on net stock repurchase	4,464	1,153
Repurchases of common stock in accrued expenses and other current liabilities	4,071	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Docusign, Inc. | 2027 Form 10-Q | 9

DOCUSIGN, INC.
Index for Notes to the Condensed Consolidated Financial Statements

Docusign, Inc. | 2027 Form 10-Q | 10

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

Our condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair statement of our financial position, results of operations and cash flows. Our condensed consolidated balance sheet as of January 31, 2026 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended July 31, 2026 are not necessarily indicative of the results to be expected for the year ending January 31, 2027.

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

Docusign, Inc. | 2027 Form 10-Q | 11

Significant Accounting Policies

There have been no changes to our significant accounting policies described in our fiscal 2026 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-05, “Financial Instruments—Credit Losses” (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. ASU 2025-05 is effective for annual filings for our fiscal year beginning February 1, 2026 and interim reporting periods in the same annual reporting period. We adopted this standard as of February 1, 2026 and elected to apply the related practical expedient. Adoption of this ASU did not have a material impact on our financial statements.

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

Docusign, Inc. | 2027 Form 10-Q | 12

Note 2. Revenue

Disaggregation of Revenue

Revenue by revenue type is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Subscription revenue (1)	$853,955	$784,388	$1,665,175	$1,530,590
Professional services and other revenue (1)	21,791	16,248	40,806	33,700
Total revenue	$875,746	$800,636	$1,705,981	$1,564,290
(1) Effective in the first quarter of fiscal 2027, we changed the presentation of revenue in our Consolidated Statements of Operations to combine the financial statement line items labeled “Subscription revenue” and “Professional services and other revenue”. See Note 1, “Summary of Significant Accounting Policies” for further detail.

Performance Obligations

As of July 31, 2026, the amount of the transaction price allocated to remaining performance obligations for contracts greater than one year was $2.3 billion. We expect to recognize 58% of the transaction price allocated to remaining performance obligations within the 12 months following July 31, 2026 in our condensed consolidated statement of operations and comprehensive income.

Contract Balances

Contract assets represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for contracts that have not yet been invoiced to our customers where there is a remaining performance obligation, typically for multi-year arrangements. Total contract assets were $7.6 million and $10.8 million as of July 31, 2026 and January 31, 2026. The change in contract assets reflects the difference in timing between our satisfaction of remaining performance obligations and our contractual right to bill our customers.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. Such amounts are generally recognized as revenue over the contractual period. For the six months ended July 31, 2026 and 2025, we recognized revenue of $1.2 billion and $1.1 billion that was included in the corresponding contract liability balance at the beginning of the periods presented.

We receive payments from customers based upon contractual billing schedules. We record accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days.

Docusign, Inc. | 2027 Form 10-Q | 13

Note 3. Fair Value Measurements
The following table summarizes our financial assets that are measured at fair value on a recurring basis:

	July 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$283,269	$—	$—	$283,269
Level 2:
Cash equivalents(1)
Commercial paper	5,993	—	—	5,993
Available-for-sale securities
Commercial paper	25,586	—	(48)	25,538
Corporate notes and bonds	408,102	43	(1,210)	406,935
U.S. governmental securities	12,499	—	(58)	12,441
Level 2 total	452,180	43	(1,316)	450,907
Total	$735,449	$43	$(1,316)	$734,176

	January 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1:
Cash equivalents(1)
Money market funds	$248,251	$—	$—	$248,251
Level 2:
Available-for-sale securities
Commercial paper	32,611	7	(6)	32,612
Corporate notes and bonds	425,648	806	(77)	426,377
U.S. governmental securities	13,498	1	(11)	13,488
Level 2 total	471,757	814	(94)	472,477
Total	$720,008	$814	$(94)	$720,728
(1) Included in “cash and cash equivalents” in our consolidated balance sheets as of July 31, 2026 and January 31, 2026, in addition to cash of $238.9 million and $354.1 million.

We use quoted prices in active markets for identical assets to determine the fair value of our Level 1 investments. The fair value of our Level 2 investments is determined using pricing based on quoted market prices or alternative market observable inputs.

The fair values of our available-for-sale securities as of July 31, 2026, by remaining contractual maturities, were as follows (in thousands):

Due in one year or less	$249,516
Due in one to two years	195,398
$444,914

As of July 31, 2026 and January 31, 2026, securities in an unrealized loss position were, individually and in aggregate, not material. An allowance for credit losses was deemed unnecessary for these securities, given the extent of the unrealized loss positions as well as the issuers' high credit ratings and consistent payment history.

We had no liabilities measured at fair value on a recurring basis as of July 31, 2026 and January 31, 2026.

Docusign, Inc. | 2027 Form 10-Q | 14

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	July 31, 2026	January 31, 2026
Computer and network equipment	$58,267	$123,226
Software, including capitalized software development costs	505,842	383,527
Furniture and office equipment	22,556	23,278
Leasehold improvements	81,596	66,832
	668,261	596,863
Less: Accumulated depreciation	(348,482)	(365,142)
	319,779	231,721
Work in progress	100,253	130,087
Total	$420,032	$361,808

Depreciation and amortization expense associated with property and equipment was $29.0 million and $24.0 million for the three months ended July 31, 2026 and 2025, and $56.5 million and $47.4 million for the six months ended July 31, 2026 and 2025. This included amortization expense related to capitalized software development costs of $21.6 million and $18.5 million for the three months ended July 31, 2026 and 2025, and $42.6 million and $35.9 million for the six months ended July 31, 2026 and 2025.

For the three months ended July 31, 2026 and 2025, we capitalized $52.7 million and $35.4 million of capitalized software development costs, including $18.7 million and $12.9 million of capitalized stock-based compensation expense in the three months ended July 31, 2026 and 2025. For the six months ended July 31, 2026 and 2025, we capitalized $97.5 million and $65.1 million of developed software, including $35.2 million and $22.9 million of capitalized stock-based compensation expense in the six months ended July 31, 2026 and 2025.

Note 5. Deferred Contract Acquisition and Fulfillment Costs

The following table represents a rollforward of our deferred contract acquisition and fulfillment costs:

	Six Months Ended July 31,
(in thousands)	2026	2025
Deferred Contract Acquisition Costs:
Beginning balance	$474,628	$467,201
Additions to deferred contract acquisition costs	108,603	103,383
Amortization of deferred contract acquisition costs	(112,796)	(113,045)
Cumulative translation adjustment	(1,623)	5,389
Ending balance	$468,812	$462,928

Deferred Contract Fulfillment Costs:
Beginning balance	$27,933	$23,657
Additions to deferred contract fulfillment costs	24,073	24,605
Amortization of deferred contract fulfillment costs	(24,242)	(22,091)
Cumulative translation adjustment	(633)	1,410
Ending balance	$27,131	$27,581

Docusign, Inc. | 2027 Form 10-Q | 15

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

The Credit Facility matures in May 2030 and requires us to comply with customary affirmative and negative covenants. We were in compliance with all covenants as of July 31, 2026. As of July 31, 2026, there were no outstanding borrowings under the Credit Facility. The Credit Facility is subject to customary fees for loan facilities of this type, including ongoing commitment fees at a rate between 0.10% and 0.30% per annum on the daily undrawn balance depending on certain conditions as provided in the credit agreement.

Note 7. Commitments and Contingencies

We have entered into certain noncancelable contractual arrangements that require future purchases of goods and services. These arrangements primarily relate to cloud infrastructure support and sales and marketing activities. As of July 31, 2026, our future noncancelable minimum payments due under these contractual obligations with a remaining term of more than one year were as follows:

Fiscal Period:	Amount (in thousands)
2027, remainder	$38,366
2028	83,328
2029	47,004
2030	26,593
2031	26,724
Thereafter	1,992
Total	$224,007

We entered into an agreement, which includes a minimum commitment, with a public cloud computing service provider. As of July 31, 2026, our remaining minimum commitment under the agreement is $204.9 million through fiscal 2030, which is excluded from the table above.

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

In May 2026, we entered into a lease agreement which will replace one of our existing expiring office space leases. The lease will commence in fiscal 2027. The noncancelable lease term for the space will expire in fiscal 2039. The aggregate minimum base rent payments, net of expected tenant incentives, under the lease are approximately $34.3 million. We will recognize the related right-of-use asset and lease liability, which have not yet been determined, at the lease commencement date.

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
Docusign, Inc. | 2027 Form 10-Q | 16

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

In addition, on June 3, 2025, two cases, captioned Harbor Capital Appreciation Fund, et al. v. DocuSign, Inc., et al., Case No. 3:25-cv-04681, and Advanced Series Trust, et al. v. DocuSign, Inc., et al., Case No. 3:25-cv-04683, were filed in the U.S. District Court for the Northern District of California by plaintiffs who had opted out of the class certified in Weston v. Docusign. These opt-out cases allege substantially similar claims as in the class action, which allegations we deny. The cases were stayed pending the resolution of the motion to dismiss the securities class action, which stay was lifted on May 6, 2026. The opt-out plaintiffs filed an amended complaint on June 30, 2026, but on August 6, 2026 voluntarily dismissed both actions and the Court closed the cases on August 10, 2026.

Docusign, Inc. | 2027 Form 10-Q | 17

Note 8. Stockholders' Equity

Equity Incentive Plans

We maintain two stock-based compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”) and the Amended and Restated 2011 Equity Incentive Plan. RSUs granted under the 2018 Plan generally vest over a three- to four-year period, either quarterly or with a cliff vesting period of one year and the remainder quarterly thereafter.

As of July 31, 2026, 49.2 million shares of our common stock were available for issuance under the 2018 Plan.

Restricted Stock Units

RSU activity for the six months ended July 31, 2026 was as follows:

(in thousands, except per share data)	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at January 31, 2026	23,792	$64.34
Granted	11,029	45.52
Vested	(4,816)	64.98
Canceled	(1,987)	65.79
Unvested at July 31, 2026	28,018	$56.72

As of July 31, 2026, our total unrecognized compensation cost related to RSUs was $1.2 billion. We expect to recognize this expense over the remaining weighted-average period of approximately 2.4 years.

As of July 31, 2026, the grant date fair value of unvested RSUs subject to market-based and performance-based vesting conditions (“PSU”) was $183.4 million. The number of RSUs granted or canceled included in the table above reflects shares that could be eligible to vest at 100% of target for PSUs and includes adjustments for over or under achievement for PSUs granted in prior periods.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our common stock at a discounted price, normally through payroll deductions, subject to the terms of the ESPP and applicable law. As of July 31, 2026, 14.5 million shares of our common stock were reserved for issuance under the ESPP.

Compensation expense related to the ESPP was $4.3 million and $4.7 million for the three months ended July 31, 2026 and 2025, and $8.5 million and $8.2 million for the six months ended July 31, 2026 and 2025.

Stock Repurchase Program

Our board of directors authorized a stock repurchase program, which commenced in March 2022. Most recently, in March 2026, our board of directors authorized an increase to our existing stock repurchase program for an additional amount of up to $2.0 billion of our outstanding common stock, increasing our total authorization to an aggregate $4.5 billion. As of July 31, 2026, our total remaining authorization under our stock repurchase plan is up to $2.1 billion.

The following table summarizes the share repurchase activity under our stock repurchase program:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Number of shares repurchased	6,466	2,623	13,257	4,888
Aggregate purchase price (1)	$306,972	$200,798	$625,324	$384,636
(1) Included in the repurchase amount is the 1% excise tax as a result of the Inflation Reduction Act (“IRA”).

Docusign, Inc. | 2027 Form 10-Q | 18

Note 9. Net Income per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net income per share attributable to common stockholders for periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders	$77,715	$62,970	$155,912	$135,057
Denominator:
Weighted-average common shares outstanding, basic	191,252	202,644	193,336	202,957
Effect of dilutive securities	1,865	8,312	1,427	8,921
Weighted-average common shares outstanding, diluted	193,117	210,956	194,763	211,878
Net income per share attributable to common stockholders:
Basic	$0.41	$0.31	$0.81	$0.67
Diluted	$0.40	$0.30	$0.80	$0.64

Outstanding potentially dilutive securities that were excluded from the diluted per share calculations because they would have been antidilutive are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
RSUs	10,174	4,513	10,848	2,922
ESPP	615	—	409	—
Total antidilutive securities	10,789	4,513	11,257	2,922

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

We recorded an income tax provision of $47.3 million and $86.8 million for the three and six months ended July 31, 2026. We recorded an income tax provision of $13.5 million and $15.2 million for the three and six months ended July 31, 2025. In the three and six months ended July 31, 2026, the tax provision was primarily driven by the tax effects of U.S. and foreign earnings and incremental tax expense related to shortfalls from stock-based compensation. In the three and six months ended July 31, 2025, the tax provision was primarily driven by the tax effects of U.S. and foreign earnings, partially offset by excess tax benefits from stock-based compensation.

We regularly assess the need for a valuation allowance on our deferred tax assets. In making this assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. As of July 31, 2026, we maintain a valuation allowance against certain California and Ireland deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.
As of July 31, 2026, our gross unrecognized tax benefits totaled $108.5 million, excluding related accrued interest and penalties, of which $87.3 million would impact the effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect material changes to our gross unrecognized tax benefits within the next 12 months.

Docusign, Inc. | 2027 Form 10-Q | 19

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

We generate revenue primarily from sales of subscriptions to access our software platform and related subscriptions of our customers.

Segment assets are reported on the consolidated balance sheets as total assets.

Our reported measure of segment profit is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Net income	77,715	62,970	155,912	135,057

The following amounts are included in our reported measure of segment profit:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Revenues from external customers	875,746	800,636	1,705,981	1,564,290
Depreciation and amortization	33,786	28,880	65,994	59,249
Interest income	8,614	10,508	17,344	21,211
Provision for income taxes	47,261	13,490	86,820	15,193

Revenue by geography is based on the address of the customer as specified in our master subscription agreements with our customers. Revenue by geographic area was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
U.S.	$603,538	$567,611	$1,179,860	$1,113,819
International	272,208	233,025	526,121	450,471
Total revenue	$875,746	$800,636	$1,705,981	$1,564,290

No single country other than the U.S. had revenue greater than 10% of total revenue in the three and six months ended July 31, 2026 and 2025.

Docusign, Inc. | 2027 Form 10-Q | 20

Note 12. Subsequent Events

In August 2026, we entered into a lease agreement which will replace one of our existing expiring office space leases. The lease will commence in fiscal 2027. The noncancelable lease term for the space will expire in fiscal 2037. The aggregate minimum base rent payments, net of expected tenant incentives, under the lease are approximately $20.0 million. We will recognize the related right-of-use asset and lease liability, which have not yet been determined, at the lease commencement date.

Docusign, Inc. | 2027 Form 10-Q | 21

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

Executive Overview of Second Quarter Results

Overview

Docusign solutions bring agreements to life, accelerating and simplifying the process of doing business. Docusign’s core offerings — our AI-native IAM platform, the world’s leading e-signature solution, and CLM solution — allow organizations to boost productivity, accelerate contract review cycles, and transform agreement data into insights and actions, while providing a customer-centric experience. The Docusign IAM platform is a system of record that enables customers of all sizes to ingest a vast, complex body of agreements into a single repository, build agreement workflows that operate at scale, and take action on high-accuracy insights from agreement data. As of July 31, 2026, over 1.9 million customers and more than a billion users worldwide utilize Docusign to accelerate and simplify the process of doing business.

We generate substantially all our revenue from sales of subscriptions, which accounted for 98% of our revenue in the three and six months ended July 31, 2026 and 2025. Our subscription fees include the use of our products and access to customer support. Subscriptions generally range from one to three years, and substantially all our multi-year customers pay in annual installments, one year in advance. We also generate revenue from professional and other non-subscription services, which consists primarily of fees associated with providing new customers with deployment and integration services.

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

We focused initially on selling our products to commercial businesses and SMBs and later expanded our focus to target enterprise customers. The number of our customers with greater than $300,000 in annualized contract value was 1,296 customers as of July 31, 2026 compared to 1,137 customers as of July 31, 2025. Each of our customer types has a different purchasing pattern. SMBs typically become customers by quickly utilizing our digital and self-serve channels and generate smaller average contract values, while commercial and enterprise customers typically involve longer sales cycles, larger contract values and greater expansion opportunities for us.

Docusign, Inc. | 2027 Form 10-Q | 22

Financial Results for the Three and Six Months Ended July 31, 2026 and 2025

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Total revenue	$875,746	$800,636	$1,705,981	$1,564,290
Total costs and expenses	758,125	735,409	1,477,051	1,438,808
Total stock-based compensation expense	148,604	160,538	289,981	306,134
Income from operations	117,621	65,227	228,930	125,482
Net income	77,715	62,970	155,912	135,057
Net cash provided by operating activities	334,546	246,073	656,234	497,512
Purchases of property and equipment	(38,789)	(28,425)	(71,042)	(52,049)

Cash, cash equivalents, restricted cash and investments were $990.4 million as of July 31, 2026.

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

Growing Customer Base

As of July 31, 2026, we had over 1.9 million total customers, including approximately 289,000 direct customers across our large enterprise, commercial, and small and medium-sized business (SMB) segments, served by our direct sales force. We had over 1.7 million customers, including over 271,000 direct customers as of July 31, 2025.

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

Increasing International Revenue

International revenue increased by 17% in the six months ended July 31, 2026, compared to the six months ended July 31, 2025. Additionally, our international revenue represented 31% of our total revenue in the three and six month periods ended July 31, 2026, compared to 29% of our total revenue in the three and six month periods ended July 31, 2025.
Docusign, Inc. | 2027 Form 10-Q | 23

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

Docusign, Inc. | 2027 Form 10-Q | 24

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
Docusign, Inc. | 2027 Form 10-Q | 25

Discussion of Results of Operations

The following table summarizes our historical consolidated statements of operations data:

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2026	As % of revenue	2025	As % of revenue	2026	As % of revenue	2025	As % of revenue
Revenue (1)	$875,746	100%	$800,636	100%	1,705,981	100	1,564,290	100
Cost of revenue (1)	177,872	20	165,463	21	349,142	20	322,732	21
Gross profit	697,874	80	635,173	79	1,356,839	80	1,241,558	79
Operating expenses:
Sales and marketing	313,958	36	305,450	38	610,133	36	601,863	38
Research and development	163,582	19	169,630	21	323,168	19	329,077	21
General and administrative	102,713	12	94,866	12	194,608	12	185,136	12
Total operating expenses	580,253	67	569,946	71	1,127,909	67	1,116,076	71
Income from operations	117,621	13	65,227	8	228,930	13	125,482	8
Interest expense	(569)	—	(828)	—	(1,120)	—	(1,306)	—
Interest income and other income, net	7,924	1	12,061	2	14,922	1	26,074	2
Income before provision for income taxes	124,976	14	76,460	10	242,732	14	150,250	10
Provision for income taxes	47,261	5	13,490	2	86,820	5	15,193	1
Net income	$77,715	9%	$62,970	8%	$155,912	9%	$135,057	9%
(1) Effective in the first quarter of fiscal 2027, we changed the presentation of revenue and cost of revenue in our Consolidated Statements of Operations to combine the financial statement line items labeled “Subscription” and “Professional services and other”.

The following discussion and analysis is for the three and six months ended July 31, 2026, compared to the same period in 2025, unless otherwise stated.

Revenue

	Three Months Ended July 31,		2026 versus 2025	Six Months Ended July 31,		2026 versus 2025
(in thousands, except for percentages)	2026	2025		2026	2025
Revenue	$875,746	$800,636	9%	$1,705,981	$1,564,290	9%

Revenue increased by $75.1 million, or 9%, in the three months ended July 31, 2026 and by $141.7 million, or 9%, in the six months ended July 31, 2026. The increase was primarily due to the expansion of revenue from our commercial and enterprise accounts, as well as our digital channel. We continue to invest in a variety of customer programs and initiatives, which, along with expanded customer use cases, have helped increase our subscription revenue over time.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		2026 versus 2025		Six Months Ended July 31,		2026 versus 2025
(in thousands, except for percentages)	2026	2025			2026	2025
Cost of revenue	$177,872	$165,463	7%		$349,142	$322,732	8%
Gross margin	80%	79%	1	pts	80%	79%	1	pts

Docusign, Inc. | 2027 Form 10-Q | 26

Cost of revenue increased by $12.4 million, or 7%, in the three months ended July 31, 2026 and by $26.4 million, or 8%, in the six months ended July 31, 2026, primarily driven by higher costs to support our growing customer base.

Increases in the three months and six months ended July 31, 2026, primarily consisted of:
•$6.5 million and $12.8 million increase in information technology costs, particularly hosting costs, increased to support the expansion of IAM and to continue our migration of customer data to cloud storage; and
•$4.7 million and $6.5 million increase in depreciation and amortization, primarily attributable to our capitalized software projects.

Additionally, in the six months ended July 31, 2026, partner and reseller fees increased by $6.9 million due to higher transaction volume and merchant processing fees.

Sales and Marketing

	Three Months Ended July 31,		2026 versus 2025	Six Months Ended July 31,		2026 versus 2025
(in thousands, except for percentages)	2026	2025		2026	2025
Sales and marketing	$313,958	$305,450	3%	$610,133	$601,863	1%
Percentage of revenue	36%	38%		36%	38%

Sales and marketing expenses increased by $8.5 million, or 3%, in the three months ended July 31, 2026 and by $8.3 million, or 1%, in the six months ended July 31, 2026, primarily due to investments in our workforce to support long-term growth.

Increases in the three months ended July 31, 2026, primarily consisted of marketing and advertising costs as well as information technology costs. Marketing and advertising costs increased in line with our go-to-market strategy, primarily due to changes in timing of our customer events.

Main drivers in the six months ended July 31, 2026, consisted of an increase in personnel costs due to annual merit increases. This was partially offset by a decrease in marketing and advertising costs in line with our go-to-market strategy, primarily due to a reduction in spending on paid search and customer events.

Research and Development

	Three Months Ended July 31,		2026 versus 2025	Six Months Ended July 31,		2026 versus 2025
(in thousands, except for percentages)	2026	2025		2026	2025
Research and development	$163,582	$169,630	(4)%	$323,168	$329,077	(2)%
Percentage of revenue	19%	21%		19%	21%

Research and development expenses decreased by $6.0 million, or 4%, in the three months ended July 31, 2026 and by $5.9 million, or 2%, in the six months ended July 31, 2026. The decrease in both the three months and six months ended July 31, 2026 primarily consisted of personnel costs, including stock-based compensation.

Personnel costs, including stock-based compensation, decreased by $9.8 million in the three months ended July 31, 2026, and $10.0 million in the six months ended July 31, 2026. The decrease was primarily due to an increase in capitalized software development costs and a decrease in stock-based compensation related to executive transitions that occurred in fiscal 2027. This was partially offset by an increase in personnel costs due to higher headcount, annual merit increases, and higher incentive compensation.

General and Administrative

	Three Months Ended July 31,		2026 versus 2025	Six Months Ended July 31,		2026 versus 2025
(in thousands, except for percentages)	2026	2025		2026	2025
General and administrative	$102,713	$94,866	8%	$194,608	$185,136	5%
Percentage of revenue	12%	12%		12%	12%

General and administrative expenses increased by $7.8 million, or 8%, in the three months ended July 31, 2026 and $9.5 million, or 5%, in the six months ended July 31, 2026, primarily due to investments in our workforce.
Docusign, Inc. | 2027 Form 10-Q | 27

Increases in the three months and six months ended July 31, 2026 primarily consisted of personnel costs due to higher headcount, higher incentive compensation, and annual merit increases. Personnel costs increased by $7.1 million in the six months ended July 31, 2026.

Interest Income and Other Income, Net

	Three Months Ended July 31,		2026 versus 2025	Six Months Ended July 31,		2026 versus 2025
(in thousands, except for percentages)	2026	2025		2026	2025
Interest income and other income, net	$7,924	$12,061	(34)%	$14,922	$26,074	(43)%
Percentage of revenue	1%	2%		1%	2%

Interest income and other income, net decreased by $4.1 million in the three months ended July 31, 2026 and $11.2 million in the six months ended July 31, 2026. The interest income earned during both the three months and six months ended July 31, 2026 was partially offset by foreign currency exchange losses.

Foreign currency exchange losses increased primarily due to the strengthening of the euro and British pound compared to the U.S. dollar. In the six months ended July 31, 2026, net foreign currency exchange losses increased by $6.5 million. Additionally, interest income decreased due to lower interest rates.

Provision for Income Taxes

	Three Months Ended July 31,		2026 versus 2025	Six Months Ended July 31,		2026 versus 2025
(in thousands, except for percentages)	2026	2025		2026	2025
Provision for income taxes	$47,261	$13,490	250%	$86,820	$15,193	471%
Percentage of revenue	5%	2%		5%	1%

Provision for income taxes increased by $33.8 million, or 250%, in the three months ended July 31, 2026 and $71.6 million, or 471%, in the six months ended July 31, 2026. The increase in the three months and six months ended July 31, 2026 is primarily attributable to higher profit before taxes and an increase in tax expense related to shortfalls from stock-based compensation in fiscal 2027 compared to windfalls in fiscal 2026.
Docusign, Inc. | 2027 Form 10-Q | 28

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and investments, as well as cash generated from operations. As of July 31, 2026, we had $777.7 million in cash and cash equivalents and short-term investments. We also had $195.4 million in long-term investments that provide additional capital resources. We finance our operations primarily through payments by our customers for use of our product offerings and related services, and we have additional borrowing capacity available from our credit facility.

In May 2025, we entered into an agreement with a syndicate of banks, which provides for a revolving credit facility in the aggregate principal amount of $750.0 million and may be increased by an additional $250.0 million subject to customary terms and conditions. The Credit Facility superseded and replaced the revolving credit facility that we previously entered into in January 2021. As of July 31, 2026, there were no outstanding borrowings under the Credit Facility, and we were in compliance with related covenants. The Credit Facility matures in May 2030 and is available to optimize our capital structure and strengthen our balance sheet. We have included additional information in Note 6 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In addition to our contractual commitments, our board of directors has authorized a stock repurchase program, which commenced in March 2022. During the six months ended July 31, 2026, we repurchased 13.3 million shares of common stock for $624.0 million through our stock repurchase program. The program has no minimum purchase and no mandated end date. The repurchase program may be suspended or discontinued at any time at our discretion. We expect that our existing sources of liquidity, including our existing cash, cash equivalents and investments, expected future operating cash flows, and the borrowing capacity of our credit facility, will finance the repurchase of common stock at management’s discretion. The timing and amount of any repurchases of common stock will be determined by management based on its evaluation of market conditions and other factors.

Docusign, Inc. | 2027 Form 10-Q | 29

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$656,234	$497,512
Investing activities	(46,125)	(55,377)
Financing activities	(679,510)	(496,855)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(3,248)	11,452
Net change in cash, cash equivalents and restricted cash	$(72,649)	$(43,268)

Cash Flows from Operating Activities

Cash provided by operating activities was $656.2 million in the six months ended July 31, 2026. Our primary sources of cash provided by operating activities were billings and the related cash collections. Our primary uses of cash include the payment of employee salaries and benefits in addition to vendor payments.

Cash provided by operating activities was $497.5 million for the six months ended July 31, 2025. Our primary sources of cash provided by operating activities were billings and the related cash collections. Our primary uses of cash include payment of employee salaries and benefits in addition to vendor payments.

Cash Flows from Investing Activities

For the six months ended July 31, 2026, net cash used in investing activities of $46.1 million was primarily driven by $71.0 million in purchases of property and equipment mainly from capitalized software development projects. These cash outflows were partially offset by $26.7 million net maturities of marketable securities.

For the six months ended July 31, 2025, net cash used in investing activities of $55.4 million was primarily driven by $52.0 million in purchases of property and equipment mainly from capitalized software development projects and to support operations at our data centers.

Cash Flows from Financing Activities

For the six months ended July 31, 2026, net cash used in financing activities of $679.5 million was primarily driven by $624.0 million to repurchase 13.3 million shares of common stock through our stock repurchase program and $55.3 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.

For the six months ended July 31, 2025, net cash used in financing activities of $496.9 million was primarily driven by $384.9 million to repurchase 4.9 million shares of common stock through our stock repurchase program and $108.8 million payments for tax withholding on share settlements, net of proceeds associated with equity plans.
Docusign, Inc. | 2027 Form 10-Q | 30

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
Docusign, Inc. | 2027 Form 10-Q | 31

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

Non-GAAP gross profit, non-GAAP gross margin, non-GAAP income from operations, non-GAAP operating margin and non-GAAP net income: We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, employer payroll tax on employee stock transactions, amortization of acquisition-related intangibles, and, as applicable, other special items. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items (for example, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants). We believe it is useful to exclude these expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies and over multiple periods. In addition to these exclusions, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. For fiscal 2026 and fiscal 2027, we have determined the projected non-GAAP tax rate to be 21%.

Free cash flow: We define free cash flow as net cash provided by operating activities less purchases of property and equipment. Free cash flow margin is calculated as free cash flow as a percentage of revenue. We believe free cash flow is an important liquidity measure of the cash that is available (if any), after purchases of property and equipment, for operational expenses, investment in our business and to make acquisitions. Free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment, including capitalized software development costs. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth.

Annual Recurring Revenue: We calculate ARR as the annualized value of active customer contracts as of the measurement date. This calculation assumes that any contract expiring within the next 12 months renews on its existing terms, and excludes non-recurring revenue streams recognized at a point in time. When evaluating ARR on a product basis for contracts spanning multiple product lines, we allocate the support contract value to each product offering based on its proportional share of the total contract value. To annualize contracts, we divide the total committed contract value by the number of months in the subscription term and multiply by twelve. For international contracts denominated in foreign currencies, ARR is translated into U.S. dollars using a fixed exchange rate set at the beginning of each fiscal year. We adjust previously reported ARR annually to reflect these exchange rate changes for comparative purposes. We believe ARR measures our business performance and serves as a leading indicator of future revenue growth. We report total ARR annually at the end of the fiscal year. Because quarterly net new ARR represents only a fraction of our overall book of business, it is subject to timing volatility and can be highly volatile on a year-over-year basis. Because the objective of ARR is to evaluate the long-term growth of our business, these quarterly timing fluctuations can detract from the insight and usefulness of ARR. ARR is an operating metric and should be viewed independently of revenue, deferred revenue, and remaining performance obligations; it does not represent revenue under U.S. GAAP on an annual basis. IAM represented 15.1% of our total ARR as of July 31, 2026, and 10.8% of our total ARR as of January 31, 2026.

Docusign, Inc. | 2027 Form 10-Q | 32

Reconciliation of gross profit and gross margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
GAAP gross profit	$697,874	$635,173	$1,356,839	$1,241,558
Add: Stock-based compensation	15,241	18,592	30,550	35,496
Add: Employer payroll tax on employee stock transactions	904	1,575	2,030	3,448
Add: Amortization of acquisition-related intangibles	1,495	1,562	2,990	5,127
Non-GAAP gross profit	$715,514	$656,902	$1,392,409	$1,285,629
GAAP gross margin	79.7%	79.3%	79.5%	79.4%
Non-GAAP adjustments	2.0%	2.7%	2.1%	2.8%
Non-GAAP gross margin	81.7%	82.0%	81.6%	82.2%

Reconciliation of income from operations and operating margin:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
GAAP income from operations	$117,621	$65,227	$228,930	$125,482
Add: Stock-based compensation	148,604	160,538	289,981	306,134
Add: Employer payroll tax on employee stock transactions	5,816	8,048	14,001	20,307
Add: Amortization of acquisition-related intangibles	4,735	4,916	9,470	11,835
Non-GAAP income from operations	$276,776	$238,729	$542,382	$463,758
GAAP operating margin	13.4%	8.1%	13.4%	8.0%
Non-GAAP adjustments	18.2%	21.7%	18.4%	21.6%
Non-GAAP operating margin	31.6%	29.8%	31.8%	29.6%

Reconciliation of net income:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
GAAP net income	$77,715	$62,970	$155,912	$135,057
Add: Stock-based compensation	148,604	160,538	289,981	306,134
Add: Employer payroll tax on employee stock transactions	5,816	8,048	14,001	20,307
Add: Amortization of acquisition-related intangibles	4,735	4,916	9,470	11,835
Add: Income tax and other tax adjustments	(12,407)	(41,387)	(29,979)	(87,397)
Non-GAAP net income	$224,463	$195,085	$439,385	$385,936

Computation of free cash flow:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$334,546	$246,073	$656,234	$497,512
Less: Purchases of property and equipment	(38,789)	(28,425)	(71,042)	(52,049)
Free cash flow	$295,757	$217,648	$585,192	$445,463
Free cash flow margin	34%	27%	34%	28%

Docusign, Inc. | 2027 Form 10-Q | 33

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange and interest rates.

Interest Rate Risk

As of July 31, 2026, we had cash, cash equivalents, restricted cash, and investments totaling $990.4 million, which consisted primarily of bank deposits, money market funds, commercial paper, corporate notes and bonds and U.S. government agency securities. Interest-earning instruments carry a degree of interest rate risk. Our investment portfolio is composed of highly rated securities and limits the amount of credit exposure to any one issuer. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.9 million decrease in the fair value of our investment portfolio as of July 31, 2026. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Additionally, the Credit Facility, which is undrawn as of July 31, 2026, can be borrowed based on floating interest rate indexes, thus exposing us to potential interest rate fluctuations should we decide to access the facility.

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

Docusign, Inc. | 2027 Form 10-Q | 34

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of July 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the second quarter of fiscal 2027 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Docusign, Inc. | 2027 Form 10-Q | 35

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
Docusign, Inc. | 2027 Form 10-Q | 36

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
Docusign, Inc. | 2027 Form 10-Q | 37

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

While we believe recent technological advances complement Docusign’s strategy and will ultimately benefit our business, AI and other technological advances are unpredictable, and there can be no assurance that our strategy will succeed. We may fail to predict or respond effectively to market demand for AI-powered solutions, or customer concerns regarding those solutions. Even if we successfully create, market and sell AI-based offerings that meet customer demand, the costs of developing and operating such solutions (including initial training costs and ongoing processing and inference costs) may reduce profitability and adversely affect our results of operations. In addition, customer demands or expectations regarding the speed, availability, and performance of AI features may increase over time, which could require us to incur higher infrastructure and model costs that we may not be able to recover through pricing.

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

Docusign, Inc. | 2027 Form 10-Q | 38

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

We are subject to increasingly frequent and sophisticated cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or “phishing” tactics, ransomware attacks and
Docusign, Inc. | 2027 Form 10-Q | 39

other methods including credential stuffing and account takeover attacks, prompt injection, deepfakes, denial or degradation of service attacks, malicious code (e.g., viruses and worms), and many other techniques that may lead to the loss, theft or misuse of personal, corporate or financial information, fraudulent payments, identity theft, and disrupting or disabling our services. Bad actors, nation-states, and nation-state-supported actors engage in cyberattacks, including for geopolitical reasons and in connection with geopolitical conflicts and operations. The frequency and sophistication of cybersecurity threats against us and our partners, service providers or customers may often become further heightened in connection with such geopolitical tensions. If bad actors gain improper access to our systems or databases or those of our partners, service providers, and other third parties who have access to our data, they may be able to steal, publish, delete, copy, unlawfully or fraudulently use or modify data, including personal information and/or blackmail us to pay a ransom. Additionally, bad actors have misused our platform and/or our brand name to attempt to deceive or defraud others, and may continue to do so. If our efforts to prevent these activities, or limit their impact, are unsuccessful, our reputation and brand could be harmed, we could lose customers, and our business and financial condition could be adversely affected.

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
Docusign, Inc. | 2027 Form 10-Q | 40

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
Docusign, Inc. | 2027 Form 10-Q | 41

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

We currently serve our customers from third-party data center hosting facilities and cloud service providers. Our customers need to be able to access our products at any time, without interruption or degradation of performance. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. As a result, we depend, in part, on our providers’ ability to protect our service supply chain against damage or interruption, including from natural disasters, geopolitical conflicts, power or telecommunications failures, criminal acts and similar events. In some instances, we may not be able to identify the cause or causes of these performance problems immediately, and it could take considerable time for such problems to become pronounced enough for us to detect or for our customers to detect and inform us. In the event that our data center and service arrangements are terminated, or if there are any lapses of service or damage to a data center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our disaster recovery planning may not account for all eventualities and our business could be harmed.

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

We use AI in our business, and challenges with properly governing and managing the development, incorporation and use of AI could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

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

The development and use of AI present various intellectual property, data privacy, security, and other risks. Significant investment in the development and maintenance of proprietary datasets and training models and the development of appropriate protections, safeguards, and policies for handling the processing of data, including transparency of customer data extraction and usage in training models may be costly and may subject us to legal liability. Additionally, the agentic AI systems described above may inadvertently access or disclose sensitive information beyond their intended scope or be subject to “prompt injection” and other cyberattacks that could cause the agents to take unauthorized or harmful actions.
Docusign, Inc. | 2027 Form 10-Q | 42

Our usage of third-party AI models and related infrastructure providers exposes us to risks arising from model deprecation, changes in model architectures, pricing, usage limits, safety policies, licensing terms, service availability, and capacity constraints. Such providers may modify or discontinue models with limited notice, prioritize their own products or customers, or impose restrictions that affect our ability to offer, scale, or monetize certain AI-powered features. In addition, updates to models, prompts, training data, or agent orchestration may cause previously tested workflows to behave differently or produce inconsistent results, making it more difficult to detect regressions and ensure compliance with customer requirements and applicable laws.For example, any integration of third-party AI functionality with our products and solutions relies on safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient.

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
Docusign, Inc. | 2027 Form 10-Q | 43

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
Docusign, Inc. | 2027 Form 10-Q | 44

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
Docusign, Inc. | 2027 Form 10-Q | 45

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

Docusign, Inc. | 2027 Form 10-Q | 46

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
Docusign, Inc. | 2027 Form 10-Q | 47

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
▪shifts in the level of costs we capitalize, including wages, in particular when we move in and out of innovation cycles;
▪the impact of new or changes to accounting pronouncements;
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

Docusign, Inc. | 2027 Form 10-Q | 48

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the years ended January 31, 2026, 2025 and 2024 total revenue generated from customers outside the U.S. was 29%, 28% and 26% of our total revenue. As of July 31, 2026, approximately 41% of our full-time employees were located outside of the U.S. We maintain offices in multiple locations in the U.S. and internationally. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources.

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
Docusign, Inc. | 2027 Form 10-Q | 49

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
▪geopolitical conflicts, including sanctions or other laws and regulations prohibiting or limiting operations in certain jurisdictions;
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
Docusign, Inc. | 2027 Form 10-Q | 50

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

As of July 31, 2026, we had accumulated net operating loss carryforwards and research tax credits in our federal, state and foreign jurisdictions with varying expiration dates.

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
Docusign, Inc. | 2027 Form 10-Q | 51

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

A successful assertion by one or more states or foreign jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. For example, California enacted Senate Bill 122 on June 29, 2026, which, among other changes, extends sales and use tax to digital prewritten software beginning January 1, 2027. Any imposition by state or local governments or other jurisdictions of sales tax or other indirect tax collection obligations on out-of-jurisdiction sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

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

Docusign, Inc. | 2027 Form 10-Q | 52

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

Docusign, Inc. | 2027 Form 10-Q | 53

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
Docusign, Inc. | 2027 Form 10-Q | 54

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

Many customers use our products and solutions globally to comply with safe harbors and other legislation in the countries in which they transact business. For example, some of our customers rely on government authorizations we maintain, such as FedRAMP in the U.S., or certifications such as our qualification as a Trust Service Provider under eIDAS in the EU to help satisfy their own legal and regulatory compliance requirements. If a court or regulatory body determines that our products and solutions are inadequate to meet these requirements, documents executed through our products and solutions could, in some instances, be rendered unenforceable, resulting in potential loss of customers, liability under customer contracts, and brand and reputational damage. Additionally, changes to qualified electronic signature standards and emerging AI and digital identity governance frameworks could necessitate product modifications or recertifications, and any delay or failure to obtain or maintain such authorizations could adversely affect our ability to serve certain customers and markets.

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
Docusign, Inc. | 2027 Form 10-Q | 55

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

Docusign, Inc. | 2027 Form 10-Q | 56

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

Docusign, Inc. | 2027 Form 10-Q | 57

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
Docusign, Inc. | 2027 Form 10-Q | 58

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
▪changes and uncertainty in the political climate in the U.S.; and
▪terrorist attacks, natural disasters and the effects of climate change, war or geopolitical conflicts, sanctions, laws and regulations that prohibit or limit operations in certain jurisdictions, public health crises or other such events impacting countries where we have operations.

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

Docusign, Inc. | 2027 Form 10-Q | 59

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

Docusign, Inc. | 2027 Form 10-Q | 60

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, data security breaches, geopolitical conflicts, and terrorism may disrupt our business.

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

Docusign, Inc. | 2027 Form 10-Q | 61

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchases during the three months ended July 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
May 1 - May 31	2,120,761	$47.84	2,120,761	$2,321,330
June 1 - June 30	2,794,324	$45.32	2,794,324	$2,194,704
July 1 - July 31	1,534,163	$49.02	1,534,163	$2,119,500
Total	6,449,248		6,449,248	$2,119,500

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

Docusign, Inc. | 2027 Form 10-Q | 62

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. Other Information

During the three months ended July 31, 2026, the following officers and directors of the Company entered into trading plans during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies on insider trading:

Name (1)	Title	Adoption Date	Earliest Sale Date	Expiration Date	Aggregate # of securities to be sold “up to”	Aggregate # of securities to be purchased
Teresa Briggs	Director	June 9, 2026	September 8, 2026	June 9, 2027	2,192	N/A
Anna Marrs	Director	June 15, 2026	September 14, 2026	June 15, 2027	2,192	N/A
Maggie Wilderotter	Director	June 17, 2026	September 16, 2026	October 15, 2027	9,384	N/A
Paula Hansen(1)	Chief Revenue Officer	June 26, 2026	October 1, 2026	January 7, 2028	52,800	N/A
(1)The aggregate # of securities to be sold includes the maximum payout for certain unvested PSUs.

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

Docusign, Inc. | 2027 Form 10-Q | 63

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Reference Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38465	3.1	May 1, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38465	3.1	March 11, 2024
10.1#	Non-Employee Director Compensation Policy, amended and restated as of August 26, 2026.			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
#	Indicates management contract or compensatory plan, contract or agreement.

Docusign, Inc. | 2027 Form 10-Q | 64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2026

DOCUSIGN, INC.

By:	/s/ Allan Thygesen
Allan Thygesen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Blake Grayson
Blake Grayson
Chief Financial Officer
(Principal Accounting and Financial Officer)

Docusign, Inc. | 2027 Form 10-Q | 65